Form 10-Q
period 2018-03-31
KCAP Financial, Inc.
filed 2018-05-02
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of common stock of the registrant as of May 1, 2018 was 37,370,272.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2018 - $9,905,719; 2017 - $77,300,320)	$9,905,719	$77,300,320
Debt securities (amortized cost: 2018 - $173,540,632; 2017 - $125,179,470)	166,115,758	118,197,479
CLO Fund Securities managed by affiliates (amortized cost: 2018 - $56,154,414; 2017 - $67,212,139)	38,209,849	49,488,393
CLO Fund Securities managed by non-affiliates (amortized cost: 2018 - $5,146,029; 2017 - $5,126,893)	2,558,771	2,190,280
Equity securities (cost: 2018 - $10,571,007; 2017 - $10,571,007)	4,478,280	4,414,684
Asset Manager Affiliates (cost: 2018 - $52,091,230; 2017 - $52,591,230)	38,663,000	38,849,000
Joint Venture (cost: 2018 - $24,914,858; 2017 - $24,914,858)	21,767,376	21,516,000
Total Investments at Fair Value (cost: 2018 - $332,323,890; 2017 - $362,895,917)	281,698,753	311,956,156
Cash	1,933,851	2,034,095
Restricted cash	3,146,354	—
Interest receivable	1,446,129	1,051,271
Receivable for open trades	—	2,993,750
Due from affiliates	2,679,896	1,243,493
Other assets	523,057	530,209
Total Assets	$291,428,040	$319,808,974

LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2018-$2,605,179; 2017 - $2,734,248)	$74,802,021	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $49,743; 2017 - $259,635)	6,950,257	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,353,761)	18,473,983	—
Payable for open trades	8,952,506	34,215,195
Accounts payable and accrued expenses	1,054,965	2,350,803
Accrued interest payable	72,161	—
Due to affiliates	120,060	25,083
Total Liabilities	110,425,953	138,004,398

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,522,657 issued, and 37,354,479 outstanding at March 31, 2018, and 37,507,402 issued, and 37,339,224 outstanding at December 31, 2017	373,545	373,392
Capital in excess of par value	330,093,978	329,789,716
Excess distribution of net investment income	(11,243,483)	(9,987,928)
Accumulated net realized losses	(86,197,772)	(86,031,799)
Net unrealized depreciation on investments	(52,024,181)	(52,338,805)
Total Stockholders' Equity	181,002,087	181,804,576

Total Liabilities and Stockholders' Equity	$291,428,040	$319,808,974

NET ASSET VALUE PER COMMON SHARE	$4.85	$4.87

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Investment Income:
Interest from investments in debt securities	$3,398,197	$4,406,373
Payment-in-kind investment income	362,937	148,805
Interest from cash and time deposits	49,205	15,906
Investment income on CLO Fund Securities managed by affiliates	1,833,667	2,974,558
Investment income on CLO Fund Securities managed by non-affiliates	99,361	118,111
Dividends from Asset Manager Affiliates	320,000	—
Investment income - Joint Venture	700,000	—
Capital structuring service fees	63,110	110,644
Total investment income	6,826,477	7,774,397

Expenses:
Interest and amortization of debt issuance costs	1,863,848	2,180,972
Compensation	1,207,337	1,225,735
Professional fees	714,410	549,281
Insurance	78,022	95,036
Administrative and other	502,118	505,234
Total expenses	4,365,735	4,556,258

Net Investment Income	2,460,742	3,218,139
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains from investment transactions	3,101	43,938
Net change in unrealized (depreciation) appreciation on:
Debt securities	(442,884)	1,202,017
Equity securities	63,596	(153,562)
CLO Fund Securities managed by affiliates	(220,819)	(1,252,986)
CLO Fund Securities managed by non-affiliates	349,355	(65,994)
Asset Manager Affiliates investments	314,000	(2,606,000)
Joint Venture Investment	251,376	—
Total net change in unrealized appreciation (depreciation)	314,624	(2,876,525)
Net realized and unrealized appreciation (depreciation) on investments	317,725	(2,832,587)
Realized losses on extinguishments of Debt	(169,074)	—
Net Increase In Stockholders’ Equity Resulting From Operations	$2,609,393	$385,552
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.07	$0.01
Diluted:	$0.07	$0.01
Net Investment Income Per Common Share:
Basic:	$0.07	$0.09
Diluted:	$0.07	$0.09

Weighted Average Shares of Common Stock Outstanding—Basic	37,350,411	37,202,996
Weighted Average Shares of Common Stock Outstanding—Diluted	37,350,411	37,202,996

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Operations:
Net investment income	$2,460,742	$3,218,139
Net realized gains (losses) from investment transactions	3,101	43,938
Realized losses from extinguishments of Debt	(169,074)	—
Net change in unrealized (depreciation) on investments	314,624	(2,876,525)
Net increase/(decrease) in stockholders’ equity resulting from operations	2,609,393	385,552

Stockholder distributions:	(3,716,297)	(4,431,785)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	51,560	162,384
Stock based compensation	252,855	388,814
Net increase in net assets resulting from capital share transactions	304,415	551,198
Net assets at beginning of period	181,804,576	194,924,925
Net assets at end of period (including undistributed net investment income of $0 in 2018 and $0 in 2017)	$181,002,086	$191,429,890
Net asset value per common share	$4.85	$5.14
Common shares outstanding at end of period	37,354,479	37,209,649

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net increase (decrease) in stockholder's equity resulting from operations	$2,609,393	$385,552
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash provided by (used in) in operations:
Net realized (gains) losses on investment transactions	(3,101)	(43,938)
Net change in unrealized depreciation from investments	(314,624)	2,876,525
Purchases of investments	(52,140,700)	(28,597,362)
Proceeds from sales and redemptions of investments	84,965,082	37,452,361
Net accretion of investments	(1,886,762)	(243,790)
Amortization of original issue discount on indebtedness	—	157,901
Amortization of debt issuance costs	170,035	214,894
Realized losses on extinguishments of debt	169,074	—
Payment-in-kind interest income	(362,937)	(148,805)
Stock-based compensation	252,855	388,814
Changes in operating assets and liabilities:
Decrease in payable for open trades	(25,262,689)	(6,884,943)
Decrease in receivable for open trades	2,993,750	2,950,658
Increase in interest and dividends receivable	(394,858)	(109,446)
Increase in accrued interest payable	72,161	—
Decrease in other assets	7,151	63,450
(Increase) decrease in due from affiliates	(1,436,404)	234,123
Increase (decrease) in due to affiliates	94,977	(54)
Decrease in accounts payable and accrued expenses	(1,295,838)	(1,097,317)
Net cash provided by operating activities	8,236,565	7,598,623

FINANCING ACTIVITIES:
Debt issuance costs	(1,353,761)	—
Distributions to stockholders	(3,664,438)	(4,269,401)
Repayment 7.375 Notes Due 2019	(20,000,000)	—
Issuance of KCAP Funding LLC, Revolving Credit Facility	20,000,000	—
Repayment of KCAP Funding LLC, Revolving Credit Facility	(172,256)	—
Net cash used in financing activities	(5,190,455)	(4,269,401)

CHANGE IN CASH AND RESTRICTED CASH	3,046,110	3,329,222
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	2,034,095	9,835,555
CASH AND RESTRICTED CASH, END OF PERIOD	$5,080,205	$13,164,777

Supplemental Information:
Interest paid during the period	$1,693,813	$1,790,390
Dividends paid during the period under the dividend reinvestment plan	$51,560	$162,384

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 8.7% Cash, 10.0% PIK, 1 month LIBOR(1.70%) + 17.00%; LIBOR Floor 1.00% , Due 10/23	$911,573	$911,571	$816,770

Advantage Sales & Marketing Inc.(8)(14)(15) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 8.3% Cash, 3 month LIBOR(1.77%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	1,000,000	1,001,360	977,900

API Technologies Corp.(8)(14)(15) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 1 month LIBOR(1.73%) + 6.50%; LIBOR Floor 1.00% , Due 4/22	3,060,610	3,089,118	3,061,834

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 1 month LIBOR(1.88%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,065,342	1,063,149	1,062,679

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.4% Cash, 6 month LIBOR(2.13%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	1,500,000	1,489,570	1,474,050

BMC Acquisition, Inc. (aka BenefitMall)(8)(14)(15) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.1% Cash, 6 month LIBOR(1.84%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	2,992,500	2,990,800	2,964,370

Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,501,366	1,490,400

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.7% Cash, 3 month LIBOR(1.99%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2,000,000	1,995,075	1,995,000

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 3 month LIBOR(1.70%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	3,000,000	3,008,197	2,884,995

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.1% Cash, 1 month LIBOR(1.88%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	1,994,872	1,997,329	1,991,550

Cyanco Intermediate 2 Corp.(8) Chemicals, Plastics and Rubber	Junior Secured Loan — Term Loan (Second Lien) 9.7% Cash, 3 Month LIBOR(2.17%) + 7.50%; LIBOR Floor 0.00% , Due 3/26	5,000,000	4,950,000	4,950,000

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Decolin Inc.(3)(8)(14)(15) Textiles and Leather	Senior Secured Loan — Initial Term Loan 6.3% Cash, 1 month LIBOR(1.82%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	2,244,375	2,233,445	2,231,358

DigiCert, Inc.(8)(14) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 9.8% Cash, 3 month LIBOR(1.77%) + 8.00%; LIBOR Floor 1.00% , Due 10/25	1,000,000	995,214	982,400

Drew Marine Group Inc.(8)(14)(15) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.9% Cash, 1 month LIBOR(1.88%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	4,000,000	4,000,834	4,000,400

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(2.30%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	5,000,000	4,929,360	5,004,000

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(15) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 Month LIBOR(2.30%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	1,000,000	995,000	992,506

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(14)(15) Environmental Industries	Senior Secured Loan — Term Loan 6.9% Cash, 1 month LIBOR(1.94%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	1,151,864	1,156,981	1,151,749

First American Payment Systems, L.P.(8)(14)(15) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 12.2% Cash, 1 month LIBOR(1.69%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1,500,000	1,462,338	1,451,700

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.1% Cash, 1 month LIBOR(1.88%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	100,000	99,505	101,000

GI Advo Opco, LLC(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(2.30%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	230,756	229,349	230,779

GK Holdings, Inc. (aka Global Knowledge)(8)(14) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.30%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1,500,000	1,483,583	1,392,900

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.30%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5,000,000	4,966,579	4,957,000

Global Tel*Link Corporation(8)(14)(15) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 6.3% Cash, 3 month LIBOR(2.30%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	1,491,377	1,488,101	1,487,649

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR(1.50%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	2,850,000	2,850,000	2,593,500

Grupo HIMA San Pablo, Inc.(5)(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) (13.75)% Cash, Due 7/18	7,191,667	7,174,446	4,566,708

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14)(15) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.30%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	2,944,156	2,967,598	2,964,470

Hoffmaster Group, Inc.(8)(14)(15) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.8% Cash, 3 month LIBOR(2.30%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	1,600,000	1,560,055	1,600,960

Infobase Holdings, Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(2.30%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	1,987,500	1,968,551	1,987,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.9% Cash, 1 month LIBOR(1.88%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3,228,619	3,228,619	3,115,617

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 7.0% Cash, 3 month LIBOR(1.98%) + 5.00%; LIBOR Floor 1.00% , Due 10/21	997,847	997,847	997,847

Key Safety Systems, Inc.(8)(15) Automotive	Senior Secured Loan — Initial Term Loan 6.3% Cash, 3 Month LIBOR(1.78%) + 4.50%; LIBOR Floor 1.00% , Due 8/21	2,000,000	2,007,500	2,000,000

MB Aerospace Holdings II Corp.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.4% Cash, 1 month LIBOR(1.88%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	1,246,875	1,240,778	1,232,162

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
National Home Health Care Corp.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Delayed Draw Term Loan 6.4% Cash, 3 Month LIBOR(1.89%) + 4.50%; LIBOR Floor 1% , Due 12/21	-	(49,926)	-

National Home Health Care Corp.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.7% Cash, 1 month LIBOR(1.74%) + 9.00%; LIBOR Floor 1.00% , Due 12/22	1,500,728	1,482,987	1,465,761

Onex Carestream Finance LP(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR(1.88%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	1,495,995	1,495,995	1,495,995

Playpower, Inc.(8)(14)(15) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.30%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	992,347	1,000,861	992,446

PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.3% Cash, 1 month LIBOR(1.79%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	3,000,000	2,943,377	2,941,800

Q Holding Company (fka Lexington Precision Corporation)(8)(15) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.9% Cash, 1 month LIBOR(1.88%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	1,994,845	2,024,355	2,024,768

Ravn Air Group, Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 month LIBOR(2.30%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,972,032	1,972,032	1,883,093

RESIC Enterprises, LLC (aka Lyons Magnus)(8)(14)(15) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR(1.88%) + 4.25%; LIBOR Floor 1.00% , Due 11/24	2,992,500	2,978,318	2,966,465

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(14) Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 1 month LIBOR(1.94%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	3,000,000	2,970,268	2,970,000

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.25%, Due 9/19	1,700,000	1,695,407	1,613,130

Roscoe Medical, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) + 11.25%, Due 9/19	5,000,000	4,986,516	4,744,500

Salient CRGT Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.6% Cash, 1 month LIBOR(1.88%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	1,919,051	1,941,872	1,943,039

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR(2.20%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	1,000,000	990,026	990,000

SCSG EA Acquisition Company, Inc.(8)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR(2.20%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	5,000,000	4,954,057	4,950,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 7.8% PIK, 3 month LIBOR(2.3%) + 5.5%; LIBOR Floor 0.00% , Due 10/22	1,917,777	1,897,633	910,561

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.3% Cash, 3 month LIBOR(2.30%) + 12.00%; LIBOR Floor 0.00% , Due 10/22	339,788	339,788	339,788

Tank Partners Holdings, LLC(8)(13)(14) Energy: Oil & Gas	Senior Secured Loan — Loan 2.0% Cash, 13.0% PIK, 1 month PRIME(4.50%) + 8.50%; PRIME Floor 3.00% , Due 8/19	13,252,794	12,747,507	9,918,391

Tex-Tech Industries, Inc.(8)(14) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.9% Cash, 3 month LIBOR(1.88%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8,008,000	7,953,107	7,947,940

Time Manufacturing Acquisition, LLC(8)(14)(15) Capital Equipment	Senior Secured Loan — Term Loan 7.5% Cash, 6 month LIBOR(2.50%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	1,989,962	1,992,513	1,989,763

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/22	23,000,000	23,000,000	23,000,000

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232

TronAir Parent Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.6% Cash, 3 month LIBOR(1.81%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	994,949	992,568	994,850

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	1,000,000	995,055	1,000,000

Verdesian Life Sciences, LLC(8)(14)(15) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 month LIBOR(1.77%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	362,923	345,739	350,211

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Weiman Products, LLC(8)(14)(15) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.8% Cash, 3 month LIBOR(2.30%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	642,071	639,105	642,071

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(1.98%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	3,000,000	2,963,377	3,008,400

Zest Acquisition Corp.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.6% Cash, 3 month LIBOR(2.11%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3,500,000	3,477,594	3,543,750

Total Investment in Debt Securities
(92% of net asset value at fair value)		$174,642,978	$173,540,632	$166,115,758

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.16%	1,000,000	1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.16%	250,961	994,580

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.41%	1,500,000	610,745

New Millennium Holdco, Inc. (Millennium Health, LLC)(3)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.56%	1,000,000	1,229,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Equity	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	10.68%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	1.04%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.40%	1,680,161	1,289,562

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.17%	359,765	344,393

Total Investment in Equity Securities
(2% of net asset value at fair value)			$10,571,007	$4,478,280

See accompanying notes to consolidated financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 5.3%, 4/22 maturity	100.0%	10,309,141	300,000
Trimaran CLO VII, Ltd.(3)(6)(12)(13)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	9,999
Catamaran CLO 2012-1 Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 9.6%, 12/23 maturity	24.9%	4,707,631	1,273,674
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 31.2%, 1/28 maturity	18.3%	5,408,941	6,531,546
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 14.1%, 4/30 maturity	20.1%	9,894,371	9,603,228
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 29.4%, 12/29 maturity	6.8%	1,372,988	2,188,491
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.3%, 11/25 maturity	24.9%	6,580,474	4,130,745
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.8%, 10/26 maturity	9.9%	4,499,935	3,565,406
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.7%, 4/27 maturity	24.9%	9,996,031	8,108,071

Total Investment in CLO Subordinated Securities			$56,922,383	$36,081,440

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(3)(6)(14)	Class E Notes, 8.9% Cash, 3 month LIBOR (1.40%) + 7.50%, Due 12/29	27.4%	4,378,060	4,687,180

Total Investment in CLO Rated-Note			$4,378,060	$4,687,180

Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$61,300,443	$40,768,620

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$52,091,230	$38,663,000

Total Investment in Asset Manager Affiliates			$52,091,230	$38,663,000
(21% of net asset value at fair value)

Joint Ventures

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)	Joint Venture	60%	$24,914,858	$21,767,376

Total Investment in Joint Ventures			$24,914,858	$21,767,376
(12% of net asset value at fair value)

Short-term Investments

Short-term Investments	Investment	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	0.20%	$9,905,719	$9,905,719

Total Short-term Investments (5% of net asset value at fair value)			$9,905,719	$9,905,719
Total Investments[4]			$332,323,890	$281,698,753

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2018. As noted in the table above, 84% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of March 31, 2018, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $338 million. The aggregate gross unrealized appreciation is approximately $7.4 million, the aggregate gross unrealized depreciation is approximately $63.6 million, and the net unrealized depreciation is approximately $56.2 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

See accompanying notes to consolidated financial statements.

[9]	Other than the Asset Manager Affiliates, including Trimaran Advisors, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

[10]	Non-voting.

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

[12]	Notice of redemption has been received for this security.

[13]	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.
[14]	Fair value of this investment was determined using significant unobservable inputs.
[15]	As of March 31, 2018, this investment is owned by KCAP Funding I, LLC and was pledged to secure KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent..

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2017

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(8)(14)	Junior Secured Loan — Second Lien Notes 8.7% Cash, 10.0% PIK, 3 month LIBOR(1.70%) + 17.00%; LIBOR Floor 1.00% , Due 10/23	$889,340	$889,338	$803,598
Consumer goods: Durable

Advantage Sales & Marketing Inc.(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 7.9% Cash, 3 month LIBOR(1.38%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	1,000,000	1,001,438	988,000
Services: Business

API Technologies Corp.(8)	Senior Secured Loan — Initial Term Loan 8.2% Cash, 3 month LIBOR(1.69%) + 6.50%; LIBOR Floor 1.00% , Due 4/22	3,080,305	3,110,759	3,111,108
High Tech Industries

Avalign Technologies, Inc.(8)	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR(1.57%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,065,342	1,062,983	1,054,689
Healthcare & Pharmaceuticals

Avalign Technologies, Inc.(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR(1.46%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	1,500,000	1,488,964	1,467,300
Healthcare & Pharmaceuticals

BMC Acquisition, Inc. (aka BenefitMall)(8)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.84%) + 5.17%; LIBOR Floor 1.00% , Due 12/24	3,000,000	2,998,125	2,970,000
Banking, Finance, Insurance & Real Estate

Carolina Beverage Group LLC(8)(14)	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,502,374	1,518,750
Beverage, Food and Tobacco

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(1.33%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	3,000,000	3,008,816	2,914,800
Beverage, Food and Tobacco

DigiCert, Inc.(8)	Junior Secured Loan — Initial Loan (Second Lien) 9.4% Cash, 3 month LIBOR(1.38%) + 8.00%; LIBOR Floor 1.00% , Due 10/25	1,000,000	995,059	979,100
High Tech Industries

Drew Marine Group Inc.(8)	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR(1.57%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	4,000,000	4,000,901	4,010,000
Transportation: Cargo

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	5,000,000	4,927,010	4,997,500
High Tech Industries

First American Payment Systems, L.P.(8)	Junior Secured Loan — Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR(1.39%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1,500,000	1,460,837	1,448,400
Banking, Finance, Insurance & Real Estate

Flexera Software LLC (fka Flexera Software, Inc.)(8)	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 1 month LIBOR(1.57%) + 3.50%; LIBOR Floor 1.00% , Due 4/20	2,000,000	1,995,443	2,000,000
High Tech Industries

GI Advo Opco, LLC(8)	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	230,756	229,252	230,732
Healthcare & Pharmaceuticals

GK Holdings, Inc. (aka Global Knowledge)(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.9% Cash, 3 month LIBOR(1.69%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1,500,000	1,482,520	1,376,400
Services: Business

Global Tel*Link Corporation(8)	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 3 month LIBOR(1.69%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	1,495,689	1,492,021	1,491,949
Telecommunications

Global Tel*Link Corporation(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR(1.69%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5,000,000	4,963,469	4,975,000
Telecommunications

Grupo HIMA San Pablo, Inc.(8)	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR(1.50%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	2,850,000	2,849,063	2,593,500
Healthcare & Pharmaceuticals

Grupo HIMA San Pablo, Inc.(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,191,667	7,174,676	4,566,708
Healthcare & Pharmaceuticals

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14)	Senior Secured Loan — Initial Term Loan 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	2,986,482	3,011,321	3,003,281
Media: Advertising, Printing & Publishing

Hoffmaster Group, Inc.(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 3 month LIBOR(1.69%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	1,600,000	1,558,556	1,600,960
Forest Products & Paper

Industrial Services Acquisition, LLC (aka Evergreen / NAIC)(8)(14)	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR(1.63%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	1,167,909	1,173,405	1,167,909
Environmental Industries

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Infobase Holdings, Inc.(8)(14)	Senior Secured Loan — Term Loan 8.0% Cash, Prime LIBOR(0.00%) + 8.00%; LIBOR Floor 0.00% , Due 12/22	2,000,000	1,980,000	1,980,000
High Tech Industries

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)	Junior Secured Loan — Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3,228,619	3,228,619	3,200,530
High Tech Industries

MB Aerospace ACP Holdings II Corp.(8)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR(1.63%) + 5.50%; LIBOR Floor 1.00% , Due 12/22	980,000	981,158	980,000
Aerospace and Defense

MB Aerospace ACP Holdings III Corp.(8)(14)	Senior Secured Loan — Term Loan 5.1% Cash, 1 month LIBOR(1.58%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	1,250,000	1,243,750	1,243,750
Aerospace and Defense

National Home Health Care Corp.(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR(1.43%) + 9.00%; LIBOR Floor 1.00% , Due 12/22	1,500,728	1,482,044	1,458,257
Healthcare & Pharmaceuticals

Onex Carestream Finance LP(8)	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	1,495,995	1,495,995	1,487,618
Healthcare & Pharmaceuticals

Playpower, Inc.(8)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	994,898	1,004,093	999,872
Construction & Building

PSC Industrial Holdings Corp.(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	3,000,000	2,941,524	2,940,000
Environmental Industries

RESIC Enterprises, LLC (aka Lyons Magnus)(8)	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR(1.43%) + 4.25%; LIBOR Floor 1.00% , Due 11/24	3,000,000	2,985,247	3,001,500
Beverage, Food and Tobacco

Roscoe Medical, Inc.(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,678,900	6,468,850
Healthcare & Pharmaceuticals

Salient CRGT Inc.(8)	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR(1.57%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	1,967,742	1,992,339	1,992,339
High Tech Industries

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
SCSG EA Acquisition Company, Inc.(8)	Senior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 3 month LIBOR(1.48%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	5,000,000	4,952,274	4,955,000
Healthcare & Pharmaceuticals

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14)	Junior Secured Loan — Restructured Term Loan 8.2% Cash, 7.2% PIK, 3 month LIBOR(1.57%) + 6.62%; LIBOR Floor 1.00% , Due 10/22	1,883,914	1,875,914	1,318,740
Environmental Industries

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14)	Senior Secured Loan — Term Loan 13.7% Cash, 3 month LIBOR(1.69%) + 12.00%; LIBOR Floor 1.00% , Due 10/22	339,788	339,788	339,788
Environmental Industries

Tank Partners Holdings, LLC(8)(13)	Senior Secured Loan — Loan 2.0% Cash, 12.8% PIK, Base Rate (4.25%) + 10.5% , Due 8/19	12,739,078	12,258,031	9,153,028
Energy: Oil & Gas

Tex-Tech Industries, Inc.(8)	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8,008,000	7,950,994	7,947,940
Textiles and Leather

Time Manufacturing Acquisition, LLC(8)	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(1.75%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	994,987	992,633	999,962
Capital Equipment

Trimaran Advisors, L.L.C.(8)(9)(14)	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051
Related Party Loan

Trimaran Advisors, L.L.C.(8)(9)(14)	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232
Related Party Loan

TronAir Parent Inc.(8)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1 month LIBOR(1.41%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	997,475	994,981	997,076
Aerospace and Defense

TRSO I, Inc.(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	1,000,000	994,351	1,000,000
Energy: Oil & Gas

Weiman Products, LLC(8)(14)	Senior Secured Loan — Term Loan (2013) 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	694,662	691,234	694,662
Consumer goods: Non-durable

WireCo WorldGroup Inc. (8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR(1.48%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	3,000,000	2,961,988	2,991,600
Capital Equipment

Total Investment in Debt Securities
(65% of net asset value at fair value)		$126,110,659	$125,179,470	$118,197,479

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	891,661

DBI Holding LLC(8)(14) Services: Business	Warrants	3.2%	-	1,000

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.0%	1,500,000	689,259

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	-	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,229,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class A Equity	1.6%	-	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.5%	-	-

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	1.3%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,280,749

Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.9%	-	1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.4%	182,000	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.2%	359,765	315,015

Total Investment in Equity Securities
(2% of net asset value at fair value)			$10,571,007	$4,414,684

See accompanying notes to consolidated financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 9.2%, 4/22 maturity	100.0%	20,524,908	10,770,486
Trimaran CLO VII, Ltd.(3)(6)(12)(13)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 15.5%, 12/23 maturity	24.9%	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 25.1%, 1/28 maturity	18.3%	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 28.4%, 4/30 maturity	20.1%	9,858,073	8,230,178
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 28.7%, 12/29 maturity	6.8%	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.5%, 11/25 maturity	24.9%	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.8%, 10/26 maturity	9.9%	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.6%, 4/27 maturity	24.9%	10,086,802	8,530,685

Total Investment in CLO Subordinated Securities			$67,903,067	$47,046,673

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(3)(6)(14)	Class E Notes, 8.9% Cash, 3 month LIBOR (1.40%) + 7.50%, Due 12/29	27.4%	4,435,965	4,632,000

Total Investment in CLO Rated-Note			$4,435,965	$4,632,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$72,339,032	$51,678,673

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$52,591,230	$38,849,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$52,591,230	$38,849,000

Joint Ventures

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)	Joint Venture	60%	$24,914,858	$21,516,000

Total Investment in Joint Ventures (12% of net asset value at fair value)			$24,914,858	$21,516,000

Short-term Investments

Short-term Investments	Investment	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	0.20%	$52,293,570	$52,293,570

U.S Treasury Bills - CUSIP: 912796MLO(8)	U.S. Government Obligation	1.04%	25,006,750	25,006,750

Total Short-term Investments (43% of net asset value at fair value)			$77,300,320	$77,300,320
Total Investments[4]			$362,895,917	$311,956,156

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2018. As noted in the table above, 74% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of December 31, 2017, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $363 million. The aggregate gross unrealized appreciation is approximately $1.1 million, the aggregate gross unrealized depreciation is approximately $52.0 million, and the net unrealized depreciation is approximately $50.9 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account holding cash.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

See accompanying notes to consolidated financial statements.

[9]	Other than the Asset Manager Affiliates, including Trimaran Advisors L.L.C., which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

[10]	Non-voting.

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

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Per Share Data:
Net asset value, at beginning of period	$4.87	$5.24
Net investment income[1]	0.07	0.09
Net change in unrealized appreciation (depreciation) on investments[1]	-	(0.08)
Net increase in net assets resulting from operations	0.07	0.01

Net decrease in net assets resulting from distributions:	(0.10)	(0.12)
Net increase in net assets relating to stock-based transactions:
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.01	0.01

Net asset value, end of period	$4.85	$5.14
Total net asset value return[2]	1.6%	0.4%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.41	$3.98
Per share market value at end of period	$3.14	$4.07
Total market return[3]	(5.0)%	5.3%
Shares outstanding at end of period	37,354,479	37,209,649
Net assets at end of period	$181,002,087	$191,429,890
Portfolio turnover rate[6]	28.6%	10.4%
Average par debt outstanding	$106,795,129	$180,880,925
Asset coverage ratio	270%	203%
Ratio of net investment income to average net assets[5]	5.4%	6.7%
Ratio of total expenses to average net assets[5]	9.6%	9.4%
Ratio of interest expense to average net assets[5]	4.1%	4.5%
Ratio of non-interest expenses to average net assets[5]	5.5%	4.9%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.
[4]	Totals may not sum due to rounding.
[5]	Annualized.
[6]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

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

As of March 31, 2018, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.8 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from the Company by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates, either directly or through their subsidiaries, may make investments in the CLO Funds they manage. In addition, the Company holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the "Joint Venture"). The Company and Freedom 3 Opportunities LLC contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (KCAP F3C Senior Funding, L.L.C. or the "Fund") managed by KCAP Management, LLC, one of the Company's indirectly wholly-owned Asset Manager Affiliate subsidiaries. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC, KCAP Senior Funding I Holdings, LLC and KCAP Funding I, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Funding I, LLC received security interests in the assets which owned by KCAP Funding I, LLC and such assets are not intended to be available to the creditors of the Company, or any other affiliate. All of the borrowings of KCAP Funding, Kolhberg Capital Funding LLC I, and KCAP Senior Funding I, LLC have been fully repaid.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2018, the Company provided approximately $52 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2018, the Company held loans it has made to 49 investee companies with aggregate principal amounts of approximately $173.1 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months month period ended March 31, 2018, the Company did not engage in any such or similar activities.

Recently adopted accounting pronouncements

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with the financial instruments are scoped out of ASC 606, and therefore, there was no material impact from adoption.

Pending accounting pronouncements

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

Restricted Cash. Restricted cash and cash equivalents (e.g. money market funds) consists of cash held for reinvestment and quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Funding I, LLC and/or KCAP Senior Funding I, LLC.

Short-term investments. Short-term investments are generally comprised of money market accounts, time deposits, and U.S. treasury bills.

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2018, one of our investments was on non-accrual status, and two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

Distributions from Asset Manager Affiliates. The Company records distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full-year.

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

For non-junior class CLO Fund Securities, such as the Company’s investment in the Class E Notes of the KCAP F3C Senior Funding, LLC, interest is earned at a fixed spread relative to the LIBOR index.

Investment in Joint Venture. For the three months ended March 31, 2018, the Company recognized $700,000 in investment income from its investment in the Joint Venture. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint venture was $21.8 and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the DRIP to receive cash in lieu of having their cash distributions automatically reinvested in additional shares of the Company’s common stock.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2018 and 2017:

	(unaudited)
	Three Months Ended March 31,
	2018	2017

Net increase in net assets resulting from operations	$2,609,393	$385,552
Net increase in net assets allocated to unvested share awards	(20,773)	(4,238)
Net increase in net assets available to common stockholders	$2,588,620	$381,314
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,350,411	37,202,996

Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.07	$0.01
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.07	$0.01

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

There were 35,000 and 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months ended March 31, 2018 and 2017. Since the effects are anti-dilutive for both periods, the options were not included in the computation.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2018 and December 31, 2017:

	March 31, 2018 (unaudited)			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$9,905,719	$9,905,719	4	$77,300,320	$77,300,320	26
Senior Secured Loan	56,195,353	52,989,838	18	48,337,900	44,960,146	14
Junior Secured Loan	80,066,631	75,858,237	27	62,561,913	58,941,300	19
Senior Unsecured Loan	35,777,283	35,777,283	13	12,777,283	12,777,283	4
Senior Secured Bond	1,501,366	1,490,400	1	1,502,374	1,518,750	-
CLO Fund Securities	61,300,443	40,768,620	14	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,478,280	2	10,571,007	4,414,684	1
Asset Manager Affiliates³	52,091,230	38,663,000	14	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,767,376	7	24,914,858	21,516,000	7
Total	$332,323,890	$281,698,753	100%	$362,895,917	$311,956,156	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$5,456,338	$5,105,685	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	52,091,230	38,663,000	14	52,591,230	38,849,000	12
Automotive	2,007,500	2,000,000	1	—	—	—
Banking, Finance, Insurance & Real Estate	4,453,138	4,416,070	2	4,458,962	4,418,391	1
Beverage, Food and Tobacco	7,487,881	7,341,860	3	7,496,438	7,435,050	2
Capital Equipment	9,426,158	8,578,908	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	6,974,355	6,974,768	2	—	—	—
CLO Fund Securities	61,300,443	40,768,620	14	72,339,032	51,678,673	17
Construction & Building	1,000,861	992,446	—	1,004,093	999,872	-
Consumer goods: Durable	1,093,572	818,769	—	1,071,340	805,607	-
Consumer goods: Non-durable	639,105	642,071	—	691,234	694,662	-
Energy: Oil & Gas	16,587,928	12,209,953	4	14,932,542	11,433,777	4
Environmental Industries	6,683,518	5,696,109	2	6,330,630	5,766,437	2
Forest Products & Paper	1,560,055	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	38,784,872	33,947,402	12	30,367,449	25,512,654	8
High Tech Industries	17,247,240	17,187,896	6	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,767,376	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,327,363	3,308,863	1	3,371,086	3,318,296	1
Related Party Loans	35,777,283	35,777,283	13	12,777,283	12,777,283	4
Services: Business	4,562,406	3,369,648	1	3,563,574	2,366,400	1
Telecommunications	6,454,680	6,444,649	2	6,455,489	6,466,949	2
Textiles and Leather	10,186,553	10,179,298	4	7,950,994	7,947,940	3
Money Market Accounts	9,905,719	9,905,719	4	52,293,570	52,293,570	17
Transportation: Cargo	4,000,834	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$332,323,890	$281,698,753	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At March 31, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 22% and 23% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 16% of its total assets on such dates, respectively).

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

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of March 31, 2018, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $300,000 in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in 2018. The Company received approximately $10.5 million on its investment in Katonah 2007-1 during the first quarter of 2018 in connection with the continuing liquidation of Katonah 2007-1. The Company expects to record a realized loss during 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

In January 2018, the trustees of Catamaran CLO 2012-1, Ltd received notice that the holders of a majority of the income notes issued by Catamaran CLO 2012-1, Ltd had exercised their right of optional redemption.

Affiliate Investments

The following table details investments in affiliates at March 31, 2018 (unaudited) and December 31, 2017:

	Industry Classification	Fair Value at of December 31, 2017 (unaudited)	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of March 31, 2018 (unaudited)	Interest Income	Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$38,849,000	$(500,000)	$-	$-	$314,000	$-	$38,663,000	$-	$320,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	23,000,000	-	-	-	-	23,000,000	115,381	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	8,359,051	-	-	-	-	-	8,359,051	219,425
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	4,418,232	-	-	-	-	-	4,418,232	115,979
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,487	(10,487,427)	271,658	-	(254,718)	-	300,000	271,658	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000	-	-	-	-	-	10,000	-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(1,281,208)	141,307	-	93,061	-	1,273,943	141,037	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,700	-	391,364	-	(783,786)	-	6,531,278	391,634	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,177	(310,486)	346,784	-	(783,786)	-	7,482,689	346,784	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(250,672)	188,341	-	(307,885)	-	4,130,746	188,341	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,603	(49,506)	130,794	-	(85,484)	-	3,565,407	130,794	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,684	(336,068)	245,297	-	(331,843)	-	8,108,070	245,297	-
KCAP F3C Senior Funding Rated Notes(1)(2)(4)	CLO Fund Securities	4,632,001	-	9,196	-	45,984	-	4,687,181	118,122
KCAP Freedom 3, LLC (4)	Joint Venture	21,516,000	-	-	-	251,376	-	21,767,376	-	700,000

Total Affiliated Investments		$122,630,680	$9,784,633	$1,724,741	$-	$(1,843,081)	$-	$132,296,973	$2,284,452	$1,020,000

	Industry Classification	Fair Value at December 31, 2016	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2017	Interest Income	Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$40,198,000	$(2,750,000)	$-	$-	$1,401,000	$-	$38,849,000	$-	$460,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	-	-	-	-	-	-	916,765	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	8,359,051		-			8,359,051	148,721
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	4,418,232		-			4,418,232	16,752
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	20,453,099	(13,157,760)	5,660,026	-	(2,184,878)	-	10,770,486	5,660,026	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	1,195,152	(1,264,090)	-	-	78,938	-	10,000	-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(4)	CLO Fund Securities	2,819,412	(771,743)	699,611	-	(426,497)	-	2,320,783	699,611	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,918,807	(1,054,362)	834,448	-	2,224,807	-	6,923,699	834,448	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,546,682	2,319,047	1,079,850	-	1,643,907	(1,359,309)	8,230,178	1,079,850	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	5,092,087	(1,130,813)	806,058	-	(266,370)	-	4,500,962	806,058	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,223,255	(571,562)	446,893	-	471,017	-	3,569,600	446,893	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,350,290	(1,146,242)	1,093,043	-	233,593	-	8,530,685	1,093,043	-
CRMN 2014-1A (1)(2)(4)	CLO Fund Securities	1,310,000	(1,545,506)	9,259	-	131,727	94,520	-	97,885	-
KCAP F3C Senior Funding Rated Notes(1)(2)(4)	CLO Fund Securities	-	4,346,290	89,676	-	196,035		4,632,000	89,676
KCAP Freedom 3, LLC (4)	Joint Venture	-	24,914,858	-	-	(3,398,858)	-	21,516,000	-	949,037

Total Affiliated Investments		$92,106,784	$20,965,400	$10,718,864	$-	$104,421	$(1,264,789)	$122,630,676	$11,889,728	$1,409,037

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[6]	Other than the Asset Manager Affiliates, including Trimaran Advisors, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize the "Fund managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution was a return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture, because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of	As of
	March 31, 2018	December 31, 2017
Cash	$-	$1,717
Investment at fair value	38,506,502	37,080,000
Total Assets	$38,506,502	$37,081,717

Total Liabilities	$2,227,542	$1,221,916
Total Equity	36,278,960	35,859,801
Total Liabilities and Equity	$38,506,502	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment income	$1,195,818	$-
Operating expenses	21,763	-
Net investment income	1,174,055	-
Unrealized appreciation on investments	503,920	-
Net income	$1,677,975	$-

	KCAP Freedom 3 LLC
	Schedule of Investments
	March 31, 2018
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$43,065,835	$38,506,502

Total Investments			$43,065,835	$38,506,502

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

(2) Fair value of this investment was determined using significant unobservable inputs, including default rates, prepayment rates, spreads, and the discount rate by which to value the resulting cash flows.

	Schedule of Investments
	December 31, 2017
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

(2) Fair value of this investment was determined using significant unobservable inputs, including a third party broker quote.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2018 (unaudited) and December 31, 2017, respectively:

	As of March 31, 2018 (unaudited)
	Level I	Level II	Level III	Total
Short Term investments	$—	$9,905,719	$—	$9,905,719
Debt securities	—	68,461,949	97,653,809	166,115,758
CLO Fund securities	—	—	40,768,620	40,768,620
Equity securities	—	—	4,478,280	4,478,280
Asset Manager Affiliates	—	—	38,663,000	38,663,000
Joint Venture	—	—	21,767,376	21,767,376
Total	$—	$78,367,668	$203,331,085	$281,698,753

	As of December 31, 2017
	Level I	Level II	Level III	Total
Short Term investments	$25,006,750	$52,293,570	$—	$77,300,320
Debt securities	—	48,312,024	69,885,455	118,197,479
CLO Fund securities	—	—	51,678,673	51,678,673
Equity securities	—	—	4,414,684	4,414,684
Asset Manager Affiliates	—	—	38,849,000	38,849,000
Joint Venture	—	—	21,516,000	21,516,000
Total	$25,006,750	$100,605,594	$186,343,812	$311,956,156

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

	Year Ended March 31, 2018
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Transfers out of Level III¹	(7,869,800)	—	—	—	—	(7,869,800)
Transfers into Level III²	30,562,413	—	—	—	—	30,562,413
Net accretion	27,015	1,757,001	—	—	—	1,784,016
Purchases	8,775,136	—	—	—	—	8,775,136
Sales/Paydowns/Return of Capital	(142,641)	(12,795,590)	—	(500,000)	—	(13,438,231)
Total realized loss included in earnings	(315)	—	—	—	—	(315)
Change in unrealized gain (loss) included in earnings	(3,583,453)	128,536	63,596	314,000	251,376	(2,825,945)
Balance, March 31, 2018	$97,653,809	$40,768,620	$4,478,280	$38,663,000	$21,767,376	$203,331,085
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$255,940	$128,536	$63,596	$314,000	$251,376	$1,013,448

¹Transfers out of Level III represent a transfer of $7,869,800 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2018.

²Transfers into Level III represent a transfer of $30,562,413 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2018.

	Year Ended December 31, 2017
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	$253,170,450
Transfers out of Level III¹	(3,867,400)	—	—	—	—	(3,867,400)
Transfers into Level III²	2,477,500	—	—	—	—	2,477,500
Net accretion	246,238	11,139,633	—	—	—	11,385,871
Purchases	53,219,762	11,211,368	182,000	—	36,738,873	101,352,003
Sales/Paydowns/Return of Capital	(136,020,685)	(25,598,497)	—	(2,750,000)	(11,824,015)	(176,193,197)
Total realized gain included in earnings	(2,121,907)	(1,264,789)	—	—	—	(3,386,696)
Total unrealized gain (loss) included in earnings	2,210,202	2,016,608	(823,671)	1,401,000	(3,398,858)	1,405,281
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(479,087)	$2,016,608	$(823,671)	$1,401,000	$(3,398,858)	$(1,284,008)

¹Transfers out of Level III represent a transfer of $3,867,400 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2017.

²Transfers into Level III represent a transfer of $2,477,500 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $78,367,668 and $100,605,594 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 15,395,660	Enterprise Value	Average EBITDA Multiple / WACC	5.1x– 6.2x (5.2x) / 15.2%-17.8%( 16.9%)
	82,258,149	Income Approach	Implied Discount Rate	6.6% – 24.4% (11.5)%
Equity Securities	4,468,280	Enterprise Value	Average EBITDA Multiple / WACC	5.0x – 16.0x (9.8x) / 12.0%-15.1% (13.4)
	10,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	38,814,668	Discounted Cash Flow	Discount Rate	10.3%-12.0% (11.80%)
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	1,953,952	Liquidation Value	Qualitative Inputs(2)
Asset Manager Affiliate	38,663,000	Discounted Cash Flow	Discount Rate	3.07% - 12.0% (6.89%)
Joint Venture	21,767,376	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$ 203,331,085

¹ The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.

2 The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 14,059,524	Enterprise Value	Average EBITDA Multiple / WACC	5.1x - 6.1x (5.2x) / 15.2% - 18.5% (17.4%)
	55,825,931	Income Approach	Implied Discount Rate	6.4% - 23.5% (12.0%)
Equity Securities	$ 4,405,684	Enterprise Value	Average EBITDA Multiple / WACC	4.5x – 15.2x (9.8x) / 10.8% - 15.1% (12.2%)
	9,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	18,922,030	Discounted Cash Flow	Discount Rate	12.0%
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	11,150,766	Liquidation Value	Qualitative Inputs(2)
	21,605,877	Market Approach	Third Party Quote	56.0%-96.5% (69.7%)
Asset Manager Affiliate	38,849,000	Discounted Cash Flow	Discount Rate	2.66% - 12.0% (6.56%)
Joint Venture	21,516,000	Market Approach	Third Party Quote	90%
Total Level III Investments	$ 186,343,812

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2018 and December 31, 2017, the Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $38.7 million and $38.8 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. During the first quarter of 2018, the Asset Manager Affiliates did not recognize any incentive fee revenue. During the first quarter of 2017, the Asset Manager Affiliates recognized $2.9 million of incentive fee revenue from Trimaran VII, which was called in January 2017. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. As of March 31, 2018, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

Certain investments, and the future management fees of certain managed CLO Funds, have been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) applicable to asset managers. In addition, certain of the Asset Manager Affiliates have provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees are insufficient to satisfy the repayment of these borrowings. So long as the underlying managed CLO Funds’ rated notes are making regular quarterly distributions, the management fees are available to the Asset Manager Affiliates.

For the three months ended March 31, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $820,000 and $650,000 to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $320,000 and $0 of Dividends from Asset Manager Affiliates, as reflected in the Company’s in the statement of operations in the first quarter of 2018 and 2017, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the quarters ended March 31, 2018 and 2017 the difference of $500,000 and $650,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “Due from Affiliates” account on the consolidated balance sheets.

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

In accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates (pursuant to Rule 3-09) and Katonah 2007-I CLO (pursuant to Rule 4-08(g)) is set forth below. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	March 31, 2018	December 31, 2017
Cash	$4,503,689	$4,655,662
Investments	102,778,637	79,901,209
Intangible Assets	22,830,000	22,830,000
Other Assets	4,015,249	4,471,250
Total Assets	$134,127,575	$111,858,121

Borrowings	$69,802,500	$69,802,500
Borrowings from related parties	35,792,218	12,792,218
Other Liabilities	5,889,022	6,789,433
Total Liabilities	111,483,740	89,384,151
Total Equity	22,643,835	22,473,970
Total Liabilities and Equity	$134,127,575	$111,858,121

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2018	2017
Fee Revenue	$3,059,660	$5,884,196
Interest Income	686,586	2,175
Total Income	3,746,246	5,886,371
Operating Expenses	2,526,085	2,761,453
Amortization of Intangibles	-	327,541
Interest Expense	1,177,518	188,851
Total Expenses	3,703,603	3,277,845
Income before unrealized gains on investments and income taxes	42,643	2,608,526
Unrealized gains on investments	820,270	-
Income before income taxes	862,913	2,608,526
Income Tax (Benefit) Expense	(126,954)	1,339,344
Net Income	$989,867	$1,269,182

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2018	December 31, 2017
Total Investments at Fair Value	$89,606	$778,828
Cash	229,107	1,673,789
Receivable for investments sold	-	8,750,934
Total assets	318,713	11,203,551
CLO Debt at Fair Value	-	10,770,486
Total Liabilities	81,287	10,854,495
Total Net Assets	$237,426	$349,056

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2018	2017
Interest Income from Investments	$-	$1,778,115
Total Income	6,505	1,843,333
Interest Expense	10,487,425	1,526,307
Total Expenses	10,622,776	1,802,182
Net Realized and Unrealized Gains (Losses)	10,504,641	(628,014)
Increase (Decrease) in net assets resulting from operations	111,630	(586,863)

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

Except for KCAP Management, LLC, which is a disregarded entity whose tax results are included with the Company’s tax results, as separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain the Company’s RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, compensation related expenses, and net loss carryforward, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million, and tax-basis intangible assets of $15.7 million, both of which are being amortized for tax purposes on a straight-line basis over 15 years.

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At March 31, 2018 there was a $23 million loan outstanding and at December 31, 2017, there were no loans outstanding under the Trimaran Credit Facility. For the three months ended March 31, 2018 and 2017, the Company recognized interest income of approximately $115,000 and $180,000, respectively, related to the Trimaran Credit Facility.

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

On December 21, 2017, the Company entered into another new term loan agreement with Trimaran Advisors. Trimaran Advisors borrowed $4.4 million, which also bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on January 27, 2028, can be repaid at any time, and must be repaid upon the occurrence of certain events.

On December 21, 2017, Trimaran Advisors contributed $4.4 million of equity capital to Trimaran Risk Retention Holdings, LLC. In turn, Trimaran Risk Retention Holdings contributed $4.4 under this agreement million of equity capital to Trimaran RR I. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $27.4 million notional amount of notes issued by Catamaran CLO 2013-1, Ltd. for aggregate consideration of $27.4 million.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2018 (unaudited)	As of December 31, 2017

6.125% Notes Due 2022 (net of offering costs of: 2018-$2,605,179; 2017 - $2,734,248)	$74,802,021	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $49,743; 2017 - $259,635)	6,950,257	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,353,761)	18,473,983	-
	$100,226,261	$101,413,316

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2018 were 6.1% and 4.1 years, respectively, and as of December 31, 2017 were 6.4% and 3.9 years, respectively.

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

For the period ended March 31, 2017, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $1.5 million, respectively consisting of stated interest expense of approximately $1.2 million, respectively, accreted discount of approximately $158,000, respectively, and amortization of deferred debt issuance costs of approximately $170,000, respectively

All of the KCAP Senior Funding I Class A, B, C and D notes were repaid in the third quarter of 2017. In connection therewith, the Company recorded a realized loss from the extinguishment of debt of approximately $4.0 million in the third quarter of 2017.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million.  Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012.  The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately, $436,000 and $618,000, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $50,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation

Fair Value of 7.375% Notes Due 2019.    The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $7.1 million and $27.3 million, respectively.  The fair value was determined based on the closing price on March 31, 2018 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% “Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, Due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $0, respectively.

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

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $2.7 million at December 31, 2017. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.9 million and $77.7 million at March 31, 2018 and December 31, 2017. The fair value was determined based on the closing price on March 31, 2018 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

KCAP Funding I, LLC

On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer.

The maximum commitment amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

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

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At March 31, 2018, Funding was in compliance with all of its debt covenants.

During the first quarter of 2018, Funding borrowed $20 million under the Revolving Credit Facility. As of March 31, 2018, $19.8 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019 Funding will pay to agent an amount equal to 1% of the Revolver Commitments.

For the three months ended March 31, 2018, interest and fees expense related to the Revolving Credit Facility was approximately $0.1 million.

The Company incurred approximately $1.4 million of debt offering costs in connection with the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility on an effective yield method, of which approximately $1.4 million remains to be amortized as of March 31, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.4 million at March 31, 2018. The fair value of the Revolving Credit Facility borrowings was approximately $19.8 million at March 31, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board of Directors. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2018). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Net increase in net assets resulting from operations	$2,609,393	$385,552
Net change in unrealized depreciation from investments	(314,624)	2,876,525
Excess capital losses over capital gains	165,973	(43,938)
Book/tax differences on CLO equity investments	(787,949)	(850,932)
Other book/tax differences	457,219	44,086
Taxable income before deductions for distributions	$2,130,012	$2,411,293
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.06	$0.06
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.06	$0.06

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $820,000 and $650,000, respectively, to the Company. The Company recognized $320,000 and $0 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations in the first quarter of 2018 and 2017, respectively. For the quarters ended March 31, 2018 and 2017 the difference of $500,000and $650,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

At March 31, 2018, the Company had a net capital loss carryforward of $88.8 million to offset net capital gains, to the extent provided by federal tax law. $13.5 million of net capital loss carryforward expired in 2017. $17.9 million of net capital loss carryforward is subject to expiration in 2018. $70.9 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On March 20, 2018 the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of $3.7 million. The record date was April 6, 2018 and the distribution was paid on April 27, 2018.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2018 and December 31, 2017, the Company had $5 million and $0 outstanding commitments, respectively.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2018 and 2017, the Company issued 15,255 and 40,903 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2018, there were no grants of restricted stock, no shares were forfeited, and no shares vested. The total number of shares of the Company’s common stock outstanding as of March 31, 2018 and December 31, 2017 was 37,354,479 and 37,339,224, respectively.

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

Stock Options

The 2008 Non-Employee Director Plan was originally adopted by the Board and was approved by a vote of the Company’s shareholders at the 2008 Annual Shareholder Meeting (the “2008 Plan”). Effective June 10, 2011, the 2008 Plan was amended and restated in accordance with a resolution of the Board and approved by a vote of the Company’s shareholders at the 2011 Annual Shareholder Meeting (the “2011 Plan”). Effective May 4, 2017, the 2011 Plan was amended and restated in accordance with a resolution of the Board and approved by the Company’s shareholders at the 2017 Annual Shareholder Meeting (the “Non-Employee Director Plan”). Pursuant to the Non-Employee Director Plan, the Company’s independent directors and other directors who are not officers or employees of the Company (“Non-Employee Directors”) may be issued restricted stock as a portion of their compensation for service on the Company’s Board of Directors in accordance with the terms of exemptive relief granted by the SEC in August 2008. Since implementation of the 2011 Plan, the Company is permitted to issue restricted stock, and is no longer permitted to issue any options for common stock, of the Company to Non-Employee Directors. Any options outstanding as of the date of the 2011 Annual Shareholder Meeting are governed in all respects by the terms of the 2008 Plan. Under the Non-Employee Director Plan, the Non-Employee Directors automatically receive 1,000 shares of restricted stock on the date of each annual meeting of shareholders during the term of the plan.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2017 through March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2017	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2017	50,000	$7.72	1.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(15,000)	11.97
Outstanding at March 31, 2018	35,000	$5.89	1.1	$-

Total vested at March 31, 2018	35,000	$5.89	1.1

[1]	Represents the difference between the market value of shares of the Company on March 31, 2018 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2018 and 2017, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2018, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2017 through March 31, 2018 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2017	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-vested shares outstanding at December 31, 2017	297,199
Granted	—
Vested	—
Forfeited	—
Non-Vested Outstanding at March 31, 2018	297,199

For the three months ended March 31, 2018, non-cash compensation expense related to restricted stock was approximately $253,000; of this amount approximately $108,000 was expensed at the Company, and approximately was $145,000 a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2017, non-cash compensation expense related to restricted stock was approximately $389,000; of this amount approximately $159,000 was expensed at the Company and approximately $229,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2018, the Company had approximately $850,000 of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1.0 years. As of March 31, 2017, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1.2 years

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $10,000 and $17,000 was expensed during the three months ended March 31, 2018 and 2017, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $25,000 and $46,000 was expensed during the three months ended March 31, 2018 and 2017 for both periods, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to March 31, 2018 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries, KCAP Funding I, LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a registered investment company, including the impact of changes in laws or regulations governing our operations, or the operations of our wholly-owned portfolio companies, including Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies, including the Asset Manager Affiliates;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any dividend distributions.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.8 billion of par value assets under management as of March 31, 2018. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from us by a separate management team. Certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2018 (unaudited) and for the year ended December 31, 2017 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2016	$238,343,330	$54,174,350	$5,056,355	$40,198,000	$—	$337,772,035
2017 Activity:
Purchases / originations /draws	181,613,690	11,211,368	182,000		36,738,873	229,745,931
Pay-downs / pay-offs / sales	(300,625,104)	(25,598,497)		(2,750,000)	(11,824,015)	(340,797,616)
Net accretion of interest	304,904	11,139,633				11,444,537
Net realized losses	(5,634,255)	(1,264,789)				(6,899,044)
Increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	3,389,993

Fair Value at December 31, 2017	118,197,479	51,678,673	4,414,684	38,849,000	21,516,000	234,655,836
2018 Activity:
Purchases / originations /draws	52,140,700	—				52,140,700
Pay-downs / pay-offs / sales	(3,912,399)	(12,795,590)		(500,000)		(17,207,989)
Net accretion of interest	129,761	1,757,001				1,886,762
Net realized gains (losses)	3,101	—	—	—	—	3,101
Increase (decrease) in fair value	(442,884)	128,536	63,596	314,000	251,376	314,624

Fair Value at March 31, 2018	$166,115,758	$40,768,620	$4,478,280	$38,663,000	21,767,376	$271,793,034

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

The following table shows the Company’s portfolio by security type at March 31, 2018 and December 31, 2017:

	March 31, 2018 (unaudited)			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$9,905,719	$9,905,719	4	$77,300,320	$77,300,320	26
Senior Secured Loan	56,195,353	52,989,838	18	48,337,900	44,960,146	14
Junior Secured Loan	80,066,631	75,858,237	27	62,561,913	58,941,300	19
Senior Unsecured Loan	35,777,283	35,777,283	13	12,777,283	12,777,283	4
Senior Secured Bond	1,501,366	1,490,400	1	1,502,374	1,518,750	-
CLO Fund Securities	61,300,443	40,768,620	14	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,478,280	2	10,571,007	4,414,684	1
Asset Manager Affiliates³	52,091,230	38,663,000	14	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,767,376	7	24,914,858	21,516,000	7
Total	$332,323,890	$281,698,753	100%	$362,895,917	$311,956,156	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$5,456,338	$5,105,685	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	52,091,230	38,663,000	14	52,591,230	38,849,000	12
Automotive	2,007,500	2,000,000	1	—	—	—
Banking, Finance, Insurance & Real Estate	4,453,138	4,416,070	2	4,458,962	4,418,391	1
Beverage, Food and Tobacco	7,487,881	7,341,860	3	7,496,438	7,435,050	2
Capital Equipment	9,426,158	8,578,908	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	6,974,355	6,974,768	2	—	—	—
CLO Fund Securities	61,300,443	40,768,620	14	72,339,032	51,678,673	17
Construction & Building	1,000,861	992,446	—	1,004,093	999,872	-
Consumer goods: Durable	1,093,572	818,769	—	1,071,340	805,607	-
Consumer goods: Non-durable	639,105	642,071	—	691,234	694,662	-
Energy: Oil & Gas	16,587,928	12,209,953	4	14,932,542	11,433,777	4
Environmental Industries	6,683,518	5,696,109	2	6,330,630	5,766,437	2
Forest Products & Paper	1,560,055	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	38,784,872	33,947,402	12	30,367,449	25,512,654	8
High Tech Industries	17,247,240	17,187,896	6	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,767,376	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,327,363	3,308,863	1	3,371,086	3,318,296	1
Related Party Loans	35,777,283	35,777,283	13	12,777,283	12,777,283	4
Services: Business	4,562,406	3,369,648	1	3,563,574	2,366,400	1
Telecommunications	6,454,680	6,444,649	2	6,455,489	6,466,949	2
Textiles and Leather	10,186,553	10,179,298	4	7,950,994	7,947,940	3
Money Market Accounts	9,905,719	9,905,719	4	52,293,570	52,293,570	17
Transportation: Cargo	4,000,834	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$332,323,890	$281,698,753	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2018 and December 31, 2017, our investments in income producing loans and debt securities, had a weighted average interest rate of approximately 9.8 % and 10.1% , respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, and Joint Venture) at March 31, 2018 was spread across 22 different industries and 50 different entities with an average balance per entity of approximately $2.8 million. As of March 31, 2018, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At March 31, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 22% and 23%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 16% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of March 31, 2018 and December 31, 2017, our Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion, respectively, of par value of assets under management on which they earn management fees, and were valued at approximately $38.7 million and $38.8 million, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. As of March 31, 2018 and December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2018 and December 31, 2017, we had approximately $41 million and $52 million, respectively, invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

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

Our CLO Fund Securities as of March 31, 2018 and December 31, 2017 are as follows:

			March 31, 2018		December 31, 2017
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Preferred Shares	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.[3]	Income Notes	23.1	1,287,155	369,280	1,287,155	369,280
Katonah 2007-I CLO Ltd.[2,3]	Subordinated Notes	100.0	10,309,141	300,000	20,524,908	10,770,486
Trimaran CLO VII, Ltd.[2]	Subordinated Notes	10.5	379,830	9,999	379,830	10,000
Catamaran CLO 2012-1 Ltd.[2,3]	Subordinated Notes	24.9	4,707,631	1,273,674	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	23.5	5,408,941	6,531,546	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	9,894,371	9,603,228	9,858,073	8,230,178
KCAP F3C Senior Funding LLC[2]	Class E Notes		4,378,060	4,687,180	4,435,965	4,632,000
Dryden 30 Senior Loan Fund[2]	Subordinated Notes	7.5	1,372,988	2,188,491	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	6,580,474	4,130,745	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	9.9	4,499,935	3,565,406	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.[2]	Subordinated Notes	24.9	9,996,031	8,108,071	10,086,802	8,530,685
Total			$61,300,443	$40,768,620	$72,339,032	$51,678,673

¹ Represents percentage of class held.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of March 31, 2018 and December 31, 2017, this CLO Fund security was not providing a taxable distribution.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize the "Fund managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution was a return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture, because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of	As of
	March 31, 2018	December 31, 2017
Cash	$-	$1,717
Investment at fair value	38,506,502	37,080,000
Total Assets	$38,506,502	$37,081,717

Total Liabilities	$2,227,542	$1,221,916
Total Equity	36,278,960	35,859,801
Total Liabilities and Equity	$38,506,502	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment income	$1,195,818	$-
Operating expenses	21,763	-
Net investment income	1,174,055	-
Unrealized appreciation on investments	503,920	-
Net income	$1,677,975	$-

	KCAP Freedom 3 LLC
	Schedule of Investments
	March 31, 2018
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$43,065,835	$38,506,502

Total Investments			$43,065,835	$38,506,502

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

(2) Fair value of this investment was determined using significant unobservable inputs, including default rates, prepayment rates, spreads, and the discount rate by which to value the resulting cash flows.

	Schedule of Investments
	December 31, 2017
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

(2) Fair value of this investment was determined using significant unobservable inputs, including a third party broker quote.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2018 and 2017.

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

For non-junior class CLO Fund securities, such as our investment in the Class E notes of KCAP F3C Senior Funding, LLC, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three months ended March 31, 2018, the Asset Manager Affiliates did not receive any incentive fees.

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

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we do not expect incentive fees available for distribution to be significant. The fair value of our investment in our Asset Manager Affiliates was approximately $38.7 million at March 31, 2018, with an unrealized appreciation for the period ending March 31, 2018 of approximately $314,000. For the three months ended March 31, 2018 and 2017, we recognized dividend income of 320,000 and $0 from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $820,000 and $650,000 for the three months ended March 31, 2018 and 2017, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.8 billion and $3.0 billion as of March 31, 2018 and December 31, 2017, respectively.

Investment in Joint Venture. For the three months ended March 31, 2018, the Company recognized $700,000 in investment income from its investment in the Joint Venture. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint Venture was $21.8 and $21.5 million. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2018 and 2017 was approximately $6.8 million and $7.8 million, respectively. Of these amounts, approximately $3.8 million and $4.6 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average interest rate on our income producing Debt Securities Portfolio was 9.8% as of March 31, 2018 and 10.1% as of December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, approximately $1.9 million and $3.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $1.1 million and $2.2 million of taxable distributable income on distributions from our CLO Fund Securities during the three month periods ended March 31, 2018 and 2017, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended March 31, 2018 and 2017 were approximately $4.4 million and $4.6 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $1.9 million and $2.2 million, respectively, on average debt outstanding of $107million and $181 million, respectively.

For the three months ended March 31, 2018 and 2017, approximately $1.2 million and $1.2 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended March 31, 2018 and 2017, respectively, professional fees and insurance expenses totaled approximately $792,000 and $644,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $502,000 and $505,000 for the three months ended March 31, 2018 and 2017, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2018, net investment income and net realized gains were approximately $2.5 million, or $0.07 per share. For the three months ended March 31, 2017, net investment income and net realized losses were approximately $3.3 million gain, or $0.09 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For example, on February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended March 31, 2018, U.S. GAAP-basis net investment income was approximately $2.5 million or $0.07 per share, while tax-basis distributable income was approximately $2.1 million or $0.06 per share. For the three months ended March 31, 2017, U.S. GAAP-basis net investment income was approximately $3.2 million or $0.09 per basic share, while tax-basis distributable income was approximately $2.4 million or $0.06 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2018, our total investments had net unrealized appreciation of approximately $315,000. Included in the net unrealized gain in 2018 are unrealized appreciation on CLO Fund Securities of approximately $129,000, net unrealized appreciation on equity securities of approximately $64,000, and net unrealized appreciation of the Asset Manager Affiliates of $314,000, offset by unrealized depreciation on our debt securities of approximately $443,000. During the three months ended March 31, 2017, our total investments had net unrealized depreciation of approximately $2.9 million. Included in the net unrealized depreciation in 2017 are unrealized depreciation on CLO Fund Securities of approximately $1.3 million unrealized depreciation and on equity securities of approximately $154,000, as well as unrealized depreciation of the Asset Manager Affiliates of $2.6 million, and unrealized appreciation on our debt securities of $1.2 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2018 was $2.6 million, or $0.07 per basic share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2017 was $386,000, or $0.01 per share.

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

As of March 31, 2018 and December 31, 2017 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2018	December 31, 2017
Cash	$1,933,851	$2,034,095
Restricted Cash	3,146,354	—
Short-term investments	9,905,719	77,300,320
Senior Secured Loan	52,989,838	44,960,146
Junior Secured Loan	75,858,237	58,941,300
Senior Unsecured Loan	35,777,283	12,777,283
Senior Secured Bond	1,490,400	1,518,750
CLO Fund Securities	40,768,620	51,678,673
Equity Securities	4,478,280	4,414,684
Joint Venture	21,767,376	21,516,000
Asset Manager Affiliates	38,663,000	38,849,000
Total	$286,778,958	$313,990,251

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2018, we had approximately $104 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 270%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

The recently enacted Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of its Board of Directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 29, 2019.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the asset coverage test currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 7.375% Notes Due 2019 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. March 31, 2018, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation. During the third quarter of 2016, $5.0 million par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes Due 2019 resulting in a realized loss on extinguishment of debt of $107,276. KCAP subsequently surrendered all of these Notes to the Trustee for cancellation. During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At December 31, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer. The maximum commitment amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum. The Company intends to use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including to acquire certain qualifying loans, and such other uses as permitted under the Loan and Security Agreement (the “Revolving Credit Agreement”).

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise. The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At March 31, 2018, Funding was in compliance with all of its debt covenants. During the first quarter of 2018, Funding borrowed $20 million under the Revolving Credit Facility. As of March 31, 2018, $19.8 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019 Funding will pay to agent an amount equal to 1% of the Revolver Commitments.

Investment in Joint Venture

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

The recently enacted Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2016.

	Distribution	Declaration Date	Record Date		Pay Date
2018:
First quarter	$0.10	3/20/2018	4/6/2018		4/27/2018
Total declared in 2018	$0.10

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018	[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017		4/28/2017
Total declared in 2016	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016		4/28/2016
Total declared in 2016	$0.57

1Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2018 and December 31, 2017, the Company had approximately $5 million and $0 commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$104,234,944	$—	$7,000,000	$97,234,944	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2018, one of our investments was on non-accrual status, and two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

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

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of net investment income, distributable taxable income and the after-tax free cash flow from our Asset Manager Affiliates. The following table sets forth the quarterly distributions declared by us for the 2018, 2017 and 2016 calendar years.

	Distribution	Declaration Date	Record Date		Pay Date
2018:
First quarter	$0.10	3/20/2018	4/6/2018		4/27/2018
Total declared in 2018	$0.10

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018	[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017		4/28/2017
Total declared in 2016	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016		4/28/2016
Total declared in 2016	$0.57

¹ Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2018, approximately 84% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 1.00% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2018, we had $104.2 million (par value) of borrowings outstanding at a current weighted average rate of 6.1%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 7.375% Notes Due 2019 and 6.125% Notes Due 2022 would remain the same, given that this debt is at a fixed rate, while the interest rate on borrowings under the KCAP Funding I, LLC Revolving Credit Facility would fluctuate with changes in interest rates.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2018 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,267,965	$2,209,900	$3,151,835

Decrease in interest rate	$(739,406)	$(705,567)	$(712,589)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1,268,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.2 million and $3.2 million, respectively.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below,

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. In accordance with the legislation, on March 29, 2018, our Board of Directors, including a “required majority,” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2018, we issued a total of 15,255 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2018, the aggregate value of the shares of our common stock issued under our DRIP was approximately $52,000.

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

KCAP FINANCIAL, INC.

Date: May 2, 2018	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)

3.1	Form of Certificate of Incorporation of the Company.(2)

3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(3)

4.1	Form of Dividend Reinvestment Plan.(4)

4.2	Form of Base Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee(5)

4.3	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(5)

4.4	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.3)(5)

4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022(6)

4.6	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.5).(6)

10.1	Loan and Security Agreement, dated as of March 1, 2018, by and among KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, State Bank and Trust Company, CIBC Bank USA(7)

11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Submitted herewith

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(2)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(3)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(5)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).

(6)	Incorporated by reference to the exhibit included in Post-Effective Amendment No. 1 on Form N-2, as filed on August 14, 2017 (File No. 333-218596).

(7)	Incorporated by reference to the Exhibit 10.9 to the Annual Report on Form 10-K, as filed on March 7, 2018 (File No. 814-00735).

See accompanying notes to consolidated financial statements.

