Form 10-Q
period 2018-06-30
KCAP Financial, Inc.
filed 2018-08-01
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of common stock of the registrant as of July 30, 2018 was 37,357,221.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2018 - $11,454,078; 2017 - $77,300,320)	$11,454,078	$77,300,320
Debt securities (amortized cost: 2018 - $170,246,598; 2017 - $125,179,470)	162,139,246	118,197,479
CLO Fund Securities managed by affiliates (amortized cost: 2018 - $54,277,463; 2017 - $67,212,139)	35,545,465	49,488,393
CLO Fund Securities managed by non-affiliates (amortized cost: 2018 - $5,168,837; 2017 - $5,126,893)	2,427,520	2,190,280
Equity securities (cost: 2018 - $10,571,007; 2017 - $10,571,007)	4,251,111	4,414,684
Asset Manager Affiliates (cost: 2018 - $51,591,230; 2017 - $52,591,230)	36,853,000	38,849,000
Joint Venture (cost: 2018 - $24,914,858; 2017 - $24,914,858)	21,091,494	21,516,000
Total Investments at Fair Value (cost: 2018 - $328,224,071; 2017 - $362,895,917)	273,761,914	311,956,156
Cash	2,451,249	2,034,095
Restricted cash	1,023,114	—
Interest receivable	1,520,858	1,051,271
Receivable for open trades	—	2,993,750
Due from affiliates	1,155,635	1,243,493
Other assets	478,024	530,209
Total Assets	$280,390,794	$319,808,974

LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2018-$2,474,275; 2017 - $2,734,248)	$74,932,925	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $40,536; 2017 - $259,635)	6,959,463	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,265,107)	19,895,080	—
Payable for open trades	776,180	34,215,195
Accounts payable and accrued expenses	1,582,528	2,350,803
Accrued interest payable	90,664	—
Due to affiliates	8,690	25,083
Total Liabilities	104,245,530	138,004,398

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,536,496 issued, and 37,341,924 outstanding at June 30, 2018, and 37,507,402 issued, and 37,339,224 outstanding at December 31, 2017	373,419	373,392
Capital in excess of par value	330,266,874	329,789,716
Excess distribution of net investment income	(12,432,385)	(9,987,928)
Accumulated net realized losses	(86,201,443)	(86,031,799)
Net unrealized depreciation on investments	(55,861,201)	(52,338,805)
Total Stockholders' Equity	176,145,264	181,804,576

Total Liabilities and Stockholders' Equity	$280,390,794	$319,808,974

NET ASSET VALUE PER COMMON SHARE	$4.72	$4.87

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Investment Income:
Interest from investments in debt securities	$3,910,473	$4,565,276	$7,308,670	$8,901,115
Payment-in-kind investment income	369,116	204,577	732,053	423,916
Interest from cash and time deposits	12,211	14,300	61,416	30,206
Investment income on CLO Fund Securities managed by affiliates	1,414,903	2,710,680	3,248,569	5,685,238
Investment income on CLO Fund Securities managed by non-affiliates	98,341	111,419	197,702	229,530
Dividends from Asset Manager Affiliates	300,000	—	620,000	—
Investment income - Joint Venture	700,000	—	1,400,000	—
Capital structuring service fees	43,399	53,480	106,509	164,124
Total investment income	6,848,443	7,659,732	13,674,919	15,434,129

Expenses:
Interest and amortization of debt issuance costs	1,847,432	2,237,317	3,711,280	4,418,289
Compensation	1,005,050	1,175,294	2,212,387	2,401,030
Professional fees	906,965	1,193,407	1,621,375	1,742,688
Insurance	79,726	80,644	157,748	175,680
Administrative and other	480,351	364,301	982,466	869,534
Total expenses	4,319,524	5,050,963	8,685,256	9,607,221

Net Investment Income	2,528,919	2,608,771	4,989,663	5,826,908
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(3,671)	(1,009,342)	(571)	(965,405)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(682,477)	1,211,554	(1,125,361)	2,413,571
Equity securities	(227,169)	(266,249)	(163,573)	(419,811)
CLO Fund Securities managed by affiliates	(787,433)	(852,828)	(1,008,252)	(2,105,814)
CLO Fund Securities managed by non-affiliates	(154,059)	(227,903)	195,296	(293,897)
Asset Manager Affiliates investments	(1,310,000)	1,165,000	(996,000)	(1,441,000)
Joint Venture Investment	(675,882)	—	(424,506)	—
Total net change in unrealized appreciation (depreciation)	(3,837,020)	1,029,574	(3,522,396)	(1,846,951)
Net realized and unrealized appreciation (depreciation) on investments	(3,840,691)	20,232	(3,522,967)	(2,812,356)
Realized losses on extinguishments of Debt	—	(107,276)	(169,074)	(107,276)
Net (Decrease )Increase In Stockholders’ Equity Resulting From Operations	$(1,311,772)	$2,521,727	$1,297,622	$2,907,276
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.04)	$0.07	$0.03	$0.08
Diluted:	$(0.03)	$0.07	$0.03	$0.08
Net Investment Income Per Common Share:
Basic:	$0.07	$0.07	$0.13	$0.16
Diluted:	$0.07	$0.07	$0.13	$0.16

Weighted Average Shares of Common Stock Outstanding—Basic	37,363,038	37,206,487	37,356,759	37,204,751
Weighted Average Shares of Common Stock Outstanding—Diluted	37,363,038	37,206,487	37,356,759	37,204,751

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2018	2017

Operations:
Net investment income	$4,989,663	$5,826,908
Net realized gains (losses) from investment transactions	(571)	(965,405)
Realized losses from extinguishments of Debt	(169,074)	(107,276)
Net change in unrealized (depreciation) on investments	(3,522,396)	(1,846,951)
Net increase/(decrease) in stockholders’ equity resulting from operations	1,297,622	2,907,276

Stockholder distributions:	(7,434,120)	(8,867,480)

Capital share transactions:
Dividend reinvestment plan	102,079	224,479
Common stock withheld for payroll taxes upon vesting of restricted stock	(85,807)	(223,849)
Stock based compensation	460,913	647,612
Net increase in net assets resulting from capital share transactions	477,185	648,242
Net assets at beginning of period	181,804,576	194,924,925
Net assets at end of period (including undistributed net investment income of $0 in 2018 and $0 in 2017)	$176,145,264	$189,612,963
Net asset value per common share	$4.72	$5.10
Common shares outstanding at end of period	37,341,924	37,167,622

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$1,297,622	$2,907,276
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	571	965,405
Net change in unrealized depreciation from investments	3,522,396	1,846,951
Purchases of investments	(61,534,043)	(60,293,176)
Proceeds from sales and redemptions of investments	100,935,386	69,846,940
Net accretion of investments	(3,998,143)	(234,621)
Amortization of original issue discount on indebtedness	—	316,858
Amortization of debt issuance costs	424,938	432,349
Realized losses on extinguishments of debt	169,074	107,276
Payment-in-kind interest income	(732,053)	(423,916)
Stock-based compensation	460,913	647,612
Changes in operating assets and liabilities:
Decrease in payable for open trades	(33,439,015)	(5,924,943)
Decrease in receivable for open trades	2,993,750	2,950,658
Increase in interest and dividends receivable	(469,587)	(217,220)
Increase in accrued interest payable	90,664	68,302
Decrease in other assets	52,185	130,931
Decrease in due from affiliates	87,858	91,604
Decrease in due to affiliates	(16,393)	(54)
Decrease in accounts payable and accrued expenses	(768,275)	(633,591)
Net cash provided by operating activities	9,077,848	12,584,641

FINANCING ACTIVITIES:
Issuance (forfeitures) of restricted shares	(20)	60
Debt issuance costs	(1,379,899)	—
Distributions to stockholders	(7,332,041)	(8,642,960)
Common stock withheld for payroll taxes upon vesting of restricted stock	(85,807)	(223,849)
Repayment 7.375% Notes Due 2019	(20,000,000)	(6,530,925)
Borrowings under KCAP Funding LLC, Revolving Credit Facility	27,000,000	—
Repayments of KCAP Funding LLC, Revolving Credit Facility	(5,839,813)	—
Net cash used in financing activities	(7,637,580)	(15,397,674)

CHANGE IN CASH AND RESTRICTED CASH	1,440,268	(2,813,033)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	2,034,095	9,835,555
CASH AND RESTRICTED CASH, END OF PERIOD	$3,474,363	$7,022,522

Supplemental Information:
Interest paid during the period	$3,195,678	$3,600,780
Dividends paid during the period under the dividend reinvestment plan	$102,079	$224,479

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.3% Cash, 10.0% PIK, 3 month LIBOR(12.31%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$911,573	$911,573	$837,451

Advantage Sales & Marketing Inc.(8)(14)(15) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR(2.09%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	7/17/2014	1,000,000	1,001,281	977,900

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.6% Cash, 1 month LIBOR(2.10%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	7/16/2015	1,058,929	1,056,913	1,050,987

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.4% Cash, 6 month LIBOR(2.13%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	7/16/2015	1,500,000	1,490,176	1,467,300

BMC Acquisition, Inc. (aka BenefitMall)(8)(14)(15) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.7% Cash, 6 month LIBOR(2.45%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,985,000	2,983,367	2,957,837

BW NHHC Holdco Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 1 month LIBOR(2.07%) + 5.00%; Due 5/25	5/16/2018	2,000,000	1,970,447	1,970,000

Child Development Schools, Inc.(8)(14)(15) Services: Business	Senior Secured Loan — Term Loan 6.3% Cash, 3 month LIBOR(2.10%) + 4.25%; Due 5/21	6/6/2018	4,931,507	4,919,462	4,919,178

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 6.9% Cash, 3 month LIBOR(2.17%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	2,000,000	1,995,253	1,959,400

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.1% Cash, 3 month LIBOR(2.31%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,007,571	2,892,600

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.3% Cash, 1 month LIBOR(2.09%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,984,602	3,977,456	3,856,696

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Cyanco Intermediate 2 Corp.(8) Chemicals, Plastics and Rubber	Junior Secured Loan — Initial Term Loan (Second Lien) 9.6% Cash, 1 month LIBOR(2.09%) + 7.50%; Due 3/26	3/9/2018	4,681,250	4,635,825	4,632,097

Decolin Inc.(3)(14)(15) Textiles and Leather	Senior Secured Loan — Initial Term Loan 6.6% Cash, 1 month LIBOR(2.08%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,238,750	2,228,321	2,214,795

DigiCert, Inc.(8)(14) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 10.1% Cash, 1 month LIBOR(2.09%) + 8.00%; LIBOR Floor 1.00% , Due 10/25	7/19/2017	1,000,000	995,371	967,600

Drew Marine Group Inc.(8)(14)(15) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 1 month LIBOR(2.09%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,768	4,001,600

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(2.33%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,931,735	5,001,500

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(15) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.33%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	997,491	992,674	998,089

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(14)(15) Environmental Industries	Senior Secured Loan — Term Loan 7.4% Cash, 3 month LIBOR(2.38%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,135,819	1,140,566	1,135,819

First American Payment Systems, L.P.(8)(14)(15) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 12.5% Cash, 1 month LIBOR(2.01%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,463,838	1,437,750

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.4% Cash, 1 month LIBOR(2.10%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	100,000	99,521	96,550

GI Advo Opco, LLC(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 7.3% Cash, 3 month LIBOR(2.33%) + 5.00%; LIBOR Floor 1.00% , Due 11/21	11/19/2015	180,304	179,280	180,250

GK Holdings, Inc. (aka Global Knowledge)(8)(14) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.33%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,484,657	1,406,400

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.33%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5/21/2013	5,000,000	4,969,724	4,944,500

Global Tel*Link Corporation(8)(14)(15) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 6.3% Cash, 3 month LIBOR(2.33%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	12/7/2017	1,478,100	1,475,230	1,474,700

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.8% Cash, 3 month LIBOR(1.84%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,850,000	2,850,000	2,593,500

Grupo HIMA San Pablo, Inc.(5)(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,170,432	4,566,708

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14)(15) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.33%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,901,829	2,923,905	2,834,217

Hoffmaster Group, Inc.(8)(14)(15) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.6% Cash, 1 month LIBOR(2.09%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,561,553	1,600,960

Infobase Holdings, Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(2.33%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	1,975,000	1,957,167	1,964,335

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.10%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,135,958

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 7.3% Cash, 3 month LIBOR(2.32%) + 5.00%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	994,845	994,845	995,044

MB Aerospace Holdings II Corp.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.6% Cash, 1 month LIBOR(2.09%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,243,750	1,237,891	1,211,413

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Onex Carestream Finance LP(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.09%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	10/7/2014	1,495,995	1,495,995	1,493,452

Playpower, Inc.(8)(14)(15) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.33%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	989,796	997,633	989,895

PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.09%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,945,251	2,943,300

Q Holding Company (fka Lexington Precision Corporation)(8)(15) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.1% Cash, 1 month LIBOR(2.09%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,989,691	2,017,148	1,987,303

Ravn Air Group, Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 month LIBOR(1.83%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,944,063	1,944,063	1,857,163

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.1% Cash, 1 month LIBOR(2.13%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,971,204	2,970,600

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(0.00%) + 11.25%; Due 9/19	3/26/2014	1,700,000	1,696,177	1,626,390

Roscoe Medical, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(0.00%) + 11.25%; Due 9/19	3/26/2014	5,000,000	4,988,776	4,783,500

Salient CRGT Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.8% Cash, 1 month LIBOR(2.09%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,906,269	1,927,495	1,866,047

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.31%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	990,413	990,600

SCSG EA Acquisition Company, Inc.(8)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.31%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,955,840	4,953,000

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Sierra Enterprises, LLC (aka Lyons Magnus)(8)(14)(15) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 5.6% Cash, 1 month LIBOR(2.09%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,985,019	2,970,801	2,985,019

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 7.8% PIK, Due 10/22	6/25/2013	1,955,980	1,955,980	924,201

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.3% Cash, 3 month LIBOR(2.34%) + 12.00%; Due 10/22	6/25/2013	339,788	339,788	339,788

Tank Partners Holdings, LLC(8)(13)(14) Energy: Oil & Gas	Senior Secured Loan — Loan 2.0% Cash, 13.3% PIK, 1 month PRIME(4.75%) + 8.50%; PRIME Floor 3.00% , Due 8/19	8/28/2014	14,101,226	13,381,086	10,339,019

Tex-Tech Industries, Inc.(8)(14) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.09%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,955,245	7,947,940

Time Manufacturing Acquisition, LLC(8)(14)(15) Capital Equipment	Senior Secured Loan — Term Loan 7.5% Cash, 3 month LIBOR(2.50%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	1,984,937	1,987,351	1,971,043

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/22	11/20/2012	23,000,000	23,000,000	23,000,000

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	10/30/2017	6,777,283	6,777,283	6,777,283

TronAir Parent Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.36%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	992,424	990,157	992,424

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	12/24/2012	1,000,000	995,767	1,000,000

Verdesian Life Sciences, LLC(8)(14)(15) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(2.36%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,142,166	2,084,868	2,077,901

Weiman Products, LLC(8)(14)(15) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.8% Cash, 3 month LIBOR(2.33%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	11/22/2013	602,344	599,752	602,344

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.09%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,964,781	2,971,500

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate1 / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Zest Acquisition Corp.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(2.34%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,478,323	3,466,400

Total Investment in Debt Securities (92% of net asset value at fair value)			$171,584,016	$170,246,598	$162,139,246

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	1,000,000	1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	10/23/2008	1.16%	250,961	814,425

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	642,605

New Millennium Holdco, Inc. (Millennium Health, LLC)(3)(14) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	1,229,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	6/25/2013	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Equity	6/25/2013	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	8/28/2014	10.68%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	8/28/2014	1.04%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	2/28/2007	5.40%	1,680,161	1,158,448

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	10/23/2008	1.17%	359,765	396,633

Total Investment in Equity Securities (2% of net asset value at fair value)				$10,571,007	$4,251,111

See accompanying notes to consolidated financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[16,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M17, 1/21 maturity	3/13/2007	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M17, 5/15 maturity	12/11/2006	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M17, 4/22 maturity	1/23/2008	100.0%	10,309,141	200,000
Trimaran CLO VII, Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M17, 6/21 maturity	2/29/2012	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 10.5%, 12/23 maturity	12/20/2012	24.9%	3,568,581	50,000
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 21.2%, 1/28 maturity	6/4/2013	18.3%	4,938,710	5,974,982
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 13.7%, 4/30 maturity	5/6/2014	20.1%	9,838,586	9,444,045
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 28.7%, 12/29 maturity	10/10/2013	6.8%	1,395,797	2,057,241
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 10.7%, 11/25 maturity	8/15/2014	24.9%	6,488,780	4,021,183
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 12.1%, 10/26 maturity	5/5/2015	9.9%	4,455,464	3,307,190
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,912,304	7,850,221

Total Investment in CLO Subordinated Securities				$55,060,234	$33,285,142

CLO Rated-Note Investment

Portfolio Company	Investment[16]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(6)(14)(18)	Class E Notes, 9.8% Cash, 3 month LIBOR (2.34%) + 7.50%, Due 12/29	10/24/2017	27.4%	4,386,066	4,687,843

Total Investment in CLO Rated-Note				$4,386,066	$4,687,843

Total Investment in CLO Fund Securities
(22% of net asset value at fair value)				$59,446,300	$37,972,985

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	12/11/2006	100%	$51,591,230	$36,853,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)				$51,591,230	$36,853,000

Joint Ventures

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)(18)	Joint Venture	7/19/2017	60%	$24,914,858	$21,091,494

Total Investment in Joint Ventures (12% of net asset value at fair value)				$24,914,858	$21,091,494

Short-term Investments

Short-term Investments	Investment[16]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$11,454,078	$11,454,078

Total Short-term Investments (7% of net asset value at fair value)				$11,454,078	$11,454,078
Total Investments[4]				$328,224,071	$273,761,914

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2018. As noted in the table above, 83% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of June 30, 2018, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $328 million. The aggregate gross unrealized appreciation is approximately $1.0 million, the aggregate gross unrealized depreciation is approximately $55.4 million, and the net unrealized depreciation is approximately $54.4 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 78% of the total investments at June 30, 2018.

See accompanying notes to consolidated financial statements.

15

[9]

The Company is deemed to “Control” and be an “Affiliated Person” of the Asset Manager Affiliates, each as defined in the 1940 Act, as the Company owns 100% of each Asset Manager Affiliate’s outstanding voting securities. In general, under the 1940 Act, the Company would be presumed to “Control” a portfolio company if it owned 25% or more of its voting securities and would be an “Affiliated Person” of a portfolio company if it owned 5% or more of its voting securities.

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

[12]	Notice of redemption has been received for this security.

[13]	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.
[14]	Fair value of this investment was determined using significant unobservable inputs.
[15]	As of June 30, 2018, this investment is owned by KCAP Funding I, LLC and was pledged to secure KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

[16]

The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

[17]

The remaining collateral in these CLO Fund portfolios are illiquid and not producing meaningful cash flows, and thus, the Company’s investment in the CLO Subordinated securities are not currently receiving periodic cash distributions. Accordingly, the Company is no longer recording any investment income from these investments, and has thus noted the effective interest as not meaningful, or N/M. The fair value of the investment reflects the Company’s estimated share of the fair value of the underlying collateral.

[18]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2017

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment[5] Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 8.7% Cash, 10.0% PIK, 3 month LIBOR(1.70%) + 17.00%; LIBOR Floor 1.00% , Due 10/23	$889,340	$889,338	$803,598

Advantage Sales & Marketing Inc.(8)(14) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.9% Cash, 3 month LIBOR(1.38%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	1,000,000	1,001,438	988,000

API Technologies Corp.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 3 month LIBOR(1.69%) + 6.50%; LIBOR Floor 1.00% , Due 4/22	3,080,305	3,110,759	3,111,108

Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR(1.57%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,065,342	1,062,983	1,054,689

Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR(1.46%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	1,500,000	1,488,964	1,467,300

BMC Acquisition, Inc. (aka BenefitMall)(8)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.84%) + 5.17%; LIBOR Floor 1.00% , Due 12/24	3,000,000	2,998,125	2,970,000

Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,502,374	1,518,750

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(1.33%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	3,000,000	3,008,816	2,914,800

DigiCert, Inc.(8) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 9.4% Cash, 3 month LIBOR(1.38%) + 8.00%; LIBOR Floor 1.00% , Due 10/25	1,000,000	995,059	979,100

Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR(1.57%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	4,000,000	4,000,901	4,010,000

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[5] Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	5,000,000	4,927,010	4,997,500

First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR(1.39%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1,500,000	1,460,837	1,448,400

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 1 month LIBOR(1.57%) + 3.50%; LIBOR Floor 1.00% , Due 4/20	2,000,000	1,995,443	2,000,000

GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	230,756	229,252	230,732

GK Holdings, Inc. (aka Global Knowledge)(8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.9% Cash, 3 month LIBOR(1.69%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1,500,000	1,482,520	1,376,400

Global Tel*Link Corporation(8) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 3 month LIBOR(1.69%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	1,495,689	1,492,021	1,491,949

Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR(1.69%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5,000,000	4,963,469	4,975,000

Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR(1.50%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	2,850,000	2,849,063	2,593,500

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,191,667	7,174,676	4,566,708

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	2,986,482	3,011,321	3,003,281

Hoffmaster Group, Inc.(8)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 3 month LIBOR(1.69%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	1,600,000	1,558,556	1,600,960

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[5] Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Industrial Services Acquisition, LLC (aka Evergreen / NAIC)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR(1.63%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	1,167,909	1,173,405	1,167,909

Infobase Holdings, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan 8.0% Cash, Prime LIBOR(0.00%) + 8.00%; Due 12/22	2,000,000	1,980,000	1,980,000

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3,228,619	3,228,619	3,200,530

MB Aerospace ACP Holdings II Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR(1.63%) + 5.50%; LIBOR Floor 1.00% , Due 12/22	980,000	981,158	980,000

MB Aerospace ACP Holdings III Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Term Loan 5.1% Cash, 1 month LIBOR(1.58%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	1,250,000	1,243,750	1,243,750

National Home Health Care Corp.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR(1.43%) + 9.00%; LIBOR Floor 1.00% , Due 12/22	1,500,728	1,482,044	1,458,257

Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	1,495,995	1,495,995	1,487,618

Playpower, Inc.(8)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	994,898	1,004,093	999,872

PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	3,000,000	2,941,524	2,940,000

RESIC Enterprises, LLC (aka Lyons Magnus)(8) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR(1.43%) + 4.25%; LIBOR Floor 1.00% , Due 11/24	3,000,000	2,985,247	3,001,500

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,678,900	6,468,850

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment[5] Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Salient CRGT Inc.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR(1.57%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	1,967,742	1,992,339	1,992,339

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 3 month LIBOR(1.48%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	5,000,000	4,952,274	4,955,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 8.2% Cash, 7.2% PIK, 3 month LIBOR(1.57%) + 6.62%; LIBOR Floor 1.00% , Due 10/22	1,883,914	1,875,914	1,318,740

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 13.7% Cash, 3 month LIBOR(1.69%) + 12.00%; LIBOR Floor 1.00% , Due 10/22	339,788	339,788	339,788

Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 2.0% Cash, 12.8% PIK, Base Rate (4.25%) + 10.5% , Due 8/19	12,739,078	12,258,031	9,153,028

Tex-Tech Industries, Inc.(8) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8,008,000	7,950,994	7,947,940

Time Manufacturing Acquisition, LLC(8) Capital Equipment	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(1.75%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	994,987	992,633	999,962

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232

TronAir Parent Inc.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1 month LIBOR(1.41%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	997,475	994,981	997,076

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	1,000,000	994,351	1,000,000

Weiman Products, LLC(8)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	694,662	691,234	694,662

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR(1.48%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	3,000,000	2,961,988	2,991,600

Total Investment in Debt Securities
(65% of net asset value at fair value)		$126,110,659	$125,179,470	$118,197,479

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	891,661

DBI Holding LLC(8)(14) Services: Business	Warrants	3.2%	-	1,000

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.0%	1,500,000	689,259

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	-	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,229,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class A Equity	1.6%	-	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.5%	-	-

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	1.3%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,280,749

Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.9%	-	1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.4%	182,000	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.2%	359,765	315,015

Total Investment in Equity Securities
(2% of net asset value at fair value)			$10,571,007	$4,414,684

See accompanying notes to consolidated financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 9.2%, 4/22 maturity	100.0%	20,524,908	10,770,486
Trimaran CLO VII, Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 15.5%, 12/23 maturity	24.9%	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 25.1%, 1/28 maturity	18.3%	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 28.4%, 4/30 maturity	20.1%	9,858,073	8,230,178
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 28.7%, 12/29 maturity	6.8%	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.5%, 11/25 maturity	24.9%	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.8%, 10/26 maturity	9.9%	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.6%, 4/27 maturity	24.9%	10,086,802	8,530,685

Total Investment in CLO Subordinated Securities			$67,903,067	$47,046,673

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(3)(6)(14)(15)	Class E Notes, 8.9% Cash, 3 month LIBOR (1.40%) + 7.50%, Due 12/29	27.4%	4,435,965	4,632,000

Total Investment in CLO Rated-Note			$4,435,965	$4,632,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$72,339,032	$51,678,673

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$52,591,230	$38,849,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$52,591,230	$38,849,000

Joint Ventures

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)(15)	Joint Venture	60%	$24,914,858	$21,516,000

Total Investment in Joint Ventures (12% of net asset value at fair value)			$24,914,858	$21,516,000

Short-term Investments

Short-term Investments	Investment	Yield	Par / Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	0.20%	$52,293,570	$52,293,570

U.S Treasury Bills - CUSIP: 912796MLO(8)	U.S. Government Obligation	1.04%	25,006,750	25,006,750

Total Short-term Investments (43% of net asset value at fair value)			$77,300,320	$77,300,320
Total Investments[4]			$362,895,917	$311,956,156

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2017. As noted in the table above, 74% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of December 31, 2017, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $363 million. The aggregate gross unrealized appreciation is approximately $1.1 million, the aggregate gross unrealized depreciation is approximately $52.0 million, and the net unrealized depreciation is approximately $50.9 million.

[5]	No loan or debt securities were on non-accrual status as of December 31, 2017.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account holding cash.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

See accompanying notes to consolidated financial statements.

23

[9]

The Company is deemed to “Control” and be an “Affiliated Person” of the Asset Manager Affiliates, each as defined in the 1940 Act, as the Company owns 100% of each Asset Manager Affiliate’s outstanding voting securities. In general, under the 1940 Act, the Company would be presumed to “Control” a portfolio company if it owned 25% or more of its voting securities and would be an “Affiliated Person” of a portfolio company if it owned 5% or more of its voting securities.

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

[15]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2018	2017

Per Share Data:
Net asset value, at beginning of period	$4.87	$5.24
Net investment income[1]	0.13	0.16
Net realized gains (losses) from investments[1]	-	(0.03)
Net change in unrealized depreciation on investments[1]	(0.10)	(0.05)
Net increase in net assets resulting from operations	0.03	0.08
Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.24)
Capital share transactions:
Dividend reinvestment plan	0.00	0.01
Common stock withheld for payroll taxes upon vesting of restricted stock	0.00	(0.01)
Stock based compensation	0.02	0.02
Net increase in net assets relating to stock-based transactions	0.02	0.02

Net asset value, end of period	$4.72	$5.10
Total net asset value return[2]	1.0%	1.9%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.41	$3.98
Per share market value at end of period	$3.25	$3.53
Total market return[3]	1.2%	(5.3)%
Shares outstanding at end of period	37,341,924	37,167,622
Net assets at end of period	$176,145,264	$189,612,963
Portfolio turnover rate[6]	34.4%	20.7%
Average par debt outstanding	$108,605,754	$180,556,183
Asset coverage ratio	263%	206%
Ratio of net investment income to average net assets[5]	5.6%	6.1%
Ratio of total expenses to average net assets[5]	9.7%	10.0%
Ratio of interest expense to average net assets[5]	4.1%	4.6%
Ratio of non-interest expenses to average net assets[5]	5.6%	5.4%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.
[4]	Totals may not sum due to rounding.
[5]	Annualized.
[6]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C., a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation (“CLO”) funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers.

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

As of June 30, 2018, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.8 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from the Company by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates, either directly or through their subsidiaries, may make investments in the CLO Funds they manage. In addition, the Company holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes (each, as defined and discussed in Note 6- “Borrowings” below) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2018, the Company provided approximately $61 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2018, the Company held loans it has made to 48 investee companies with aggregate principal amounts of approximately $171.6 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2018, the Company did not engage in any such or similar activities.

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing the discounted cash flow approach , which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates are classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2018, one of our investments was on non-accrual status, and two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

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

Investment in Joint Venture. For the three months and six months ended June 30, 2018, the Company recognized $700,000 and $1.4 million in investment income from its investment in the Joint Venture. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint venture was $21.1 million and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2018 and 2017:

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (decrease) increase in net assets resulting from operations	$(1,311,772)	$2,521,727	$1,297,622	$2,907,276
Net (decrease) increase in net assets allocated to unvested share awards	10,438	(21,340)	(10,035)	(28,258)
Net (decrease) increase in net assets available to common stockholders	$(1,301,334)	$2,500,387	1,287,587	2,879,018
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,363,038	37,206,487	37,356,759	37,204,751

Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.04)	$0.07	$0.03	$0.08
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.03)	$0.07	$0.03	$0.08

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

There were 30,000 and 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three and six months ended June 30, 2018 and 2017. Since the effects are anti-dilutive for both periods, the options were not included in the computation.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2018 and December 31, 2017:

	June 30, 2018 (unaudited)			December 31, 2017
Security Type	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%[1]
Short-term investments[2]	$11,454,078	$11,454,078	4	$77,300,320	$77,300,320	26
Senior Secured Loan	62,122,920	58,324,196	21	48,337,900	44,960,146	14
Junior Secured Loan	78,346,396	74,037,768	27	62,561,913	58,941,300	19
Senior Unsecured Loan	29,777,282	29,777,282	11	12,777,283	12,777,283	4
Senior Secured Bond	—	—	-	1,502,374	1,518,750	-
CLO Fund Securities	59,446,300	37,972,985	14	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,251,111	2	10,571,007	4,414,684	1
Asset Manager Affiliates[3]	51,591,230	36,853,000	13	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,091,494	8	24,914,858	21,516,000	7
Total	$328,224,071	$273,761,914	100%	$362,895,917	$311,956,156	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%
Aerospace and Defense	$5,423,072	$4,876,425	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	51,591,230	36,853,000	13	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	4,447,205	4,395,587	2	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,978,372	5,877,619	2	7,496,438	7,435,050	2
Capital Equipment	9,423,335	8,555,748	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	6,652,974	6,619,400	2	—	—	—
CLO Fund Securities	59,446,300	37,972,985	14	72,339,032	51,678,673	17
Construction & Building	997,633	989,895	—	1,004,093	999,872	-
Consumer goods: Durable	1,093,572	839,450	1	1,071,340	805,607	-
Consumer goods: Non-durable	599,752	602,344	—	691,234	694,662	-
Energy: Oil & Gas	17,222,218	12,499,467	5	14,932,542	11,433,777	4
Environmental Industries	8,466,453	7,423,009	3	6,330,630	5,766,437	2
Forest Products & Paper	1,561,553	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	41,248,780	36,188,183	13	30,367,449	25,512,654	8
High Tech Industries	14,132,583	14,030,079	5	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,091,494	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,283,670	3,230,850	1	3,371,086	3,318,296	1
Related Party Loans	29,777,283	29,777,283	11	12,777,283	12,777,283	4
Services: Business	9,479,862	8,299,523	3	3,563,574	2,366,400	1
Telecommunications	6,444,954	6,419,200	2	6,455,489	6,466,949	2
Textiles and Leather	10,183,566	10,162,735	4	7,950,994	7,947,940	3
Money Market Accounts	11,454,078	11,454,078	4	52,293,570	52,293,570	17
Transportation: Cargo	4,000,768	4,001,600	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$328,224,071	$273,761,914	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At June 30, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 22% and 23% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 14% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 16% of its total assets on such dates, respectively).

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

In December 2017, the Company sold $5.0 million par value of the Subordinated Notes of Catamaran CLO 2014-1 for $3.0 million.

Except for Katonah 2007-1 CLO Ltd, (“Katonah 2007-1”), Trimaran VII CLO Ltd, and Catamaran 2012-1 CLO, Ltd, all of which have been called, CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of Katonah III, Ltd. and Grant Grove CLO, Ltd. (both of which have been called), the remaining third-party managed CLO Fund is making distributions to the Company.

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1, exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of June 30, 2018, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $319,000 in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in 2018. The Company received approximately $10.5 million on its investment in Katonah 2007-1 during the first quarter of 2018 in connection with the continuing liquidation of Katonah 2007-1. The Company expects to record a realized loss during 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

In January 2018, the trustees of Catamaran CLO 2012-1, Ltd received notice that the holders of a majority of the income notes issued by Catamaran CLO 2012-1, Ltd had exercised their right of optional redemption.

Affiliate Investments

The following table details investments in affiliates at June 30, 2018 (unaudited) and December 31, 2017:

	Industry Classification	Fair Value at of December 31, 2017	Purchases /(Sales) of or Advances /(Distributions)	Net Accretion	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of June 30, 2018 (unaudited)	Interest Income		Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$38,849,000	$(1,000,000)	-	(996,000)	$-	$36,853,000	$		$620,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	23,000,000	-	-	-	23,000,000		638,631	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	8,359,051	(1,581,769)	-	-	-	6,777,282		439,904
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	4,418,232	(4,418,232)	-	-	-	-		229,380
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,487	(10,487,425)	271,656	(354,719)	-	199,999		271,658	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000	-	-	-	-	10,000		-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,543,968)	264,746	8,437	-	49,998		264,746	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,700	(756,859)	678,261	(870,117)	-	5,974,985		678,262	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,177	(704,498)	685,011	1,233,354	-	9,444,044		685,011	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(518,472)	364,447	(325,754)	-	4,021,183		364,447	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,603	(229,757)	266,574	(299,229)	-	3,307,191		266,574	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,684	(647,232)	472,734	(505,966)	-	7,850,220		472,734	-
KCAP F3C Senior Funding Rated Notes(2)(4)(7)	CLO Fund Securities	4,632,001	-	18,496	37,347	-	4,687,844		236,243
KCAP Freedom 3 LLC (4)(7)	Joint Venture	21,516,000	-	-	(424,506)	-	21,091,494		-	1,400,000

Total Affiliated Investments		$122,630,680	$111,788	$3,021,925	$(2,497,153)	$-	$123,267,240		$4,547,590	$2,020,000

	Industry Classification	Fair Value at December 31, 2016	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2017	Interest Income	Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$40,198,000	$(2,750,000)	$-	$1,401,000	$-	$38,849,000	$-	$460,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	-	-	-	-	-	916,765	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	8,359,051				8,359,051	148,721
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	4,418,232				4,418,232	16,752
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	20,453,099	(13,157,760)	5,660,026	(2,184,878)	-	10,770,486	5,660,026	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	1,195,152	(1,264,090)	-	78,938	-	10,000	-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(4)	CLO Fund Securities	2,819,412	(771,743)	699,611	(426,497)	-	2,320,783	699,611	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,918,807	(1,054,362)	834,448	2,224,807	-	6,923,699	834,448	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,546,682	2,319,047	1,079,850	1,643,907	(1,359,309)	8,230,178	1,079,850	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	5,092,087	(1,130,813)	806,058	(266,370)	-	4,500,962	806,058	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,223,255	(571,562)	446,893	471,017	-	3,569,600	446,893	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,350,290	(1,146,242)	1,093,043	233,593	-	8,530,685	1,093,043	-
CRMN 2014-1A (1)(2)(4)	CLO Fund Securities	1,310,000	(1,545,506)	9,259	131,727	94,520	-	97,885	-
KCAP F3C Senior Funding Rated Notes(2)(4)(7)	CLO Fund Securities	-	4,346,290	89,676	196,035		4,632,000	89,676
KCAP Freedom 3 LLC (4)(7)	Joint Venture	-	24,914,858	-	(3,398,858)	-	21,516,000	-	949,037

Total Affiliated Investments		$92,106,784	$20,965,400	$10,718,864	$104,421	$(1,264,789)	$122,630,676	$11,889,728	$1,409,037

[1]	Non-U.S. company or principal place of business outside the U.S.

[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[3]	Notice of redemption has been received for this security.

[4]	Fair value of this investment was determined using significant unobservable inputs.

[5]	Qualified asset for purposes of section 55(a) of the 1940 Act.

[6]

The Company is deemed to “Control” and be an “Affiliated Person” of the Asset Manager Affiliates, each as defined in the 1940 Act, as the Company owns 100% of each Asset Manager Affiliate’s outstanding voting securities. In general, under the 1940 Act, the Company would be presumed to “Control” a portfolio company if it owned 25% or more of its voting securities and would be an “Affiliated Person” of a portfolio company if it owned 5% or more of its voting securities.

[7]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company

Investment in Joint Venture

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, KCAP F3C Senior Funding, L.L.C. (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of	As of
	June 30, 2018 (unaudited)	December 31, 2017
Cash	$-	$1,717
Investment at fair value	37,512,496	37,080,000
Total Assets	$37,512,496	$37,081,717

Total Liabilities	$2,360,006	$1,221,916
Total Equity	35,152,490	35,859,801
Total Liabilities and Equity	$37,512,496	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Investment income	$1,221,996	$-	$2,417,814	$-
Operating expenses	31,998	-	53,761	-
Net investment income	1,189,998	-	2,364,053	-
Unrealized (depreciation) appreciation on investments	(1,068,857)	-	(564,936)	-
Net income	$121,141	$-	$1,799,117	$-

	KCAP Freedom 3 LLC
	Schedule of Investments
	June 30, 2018
	(unaudited)
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$43,140,686	$37,512,496

Total Investments			$43,140,686	$37,512,496

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of June 30, 2018 (unaudited) and December 31, 2017, respectively:

	As of June 30, 2018 (unaudited)
	Level I	Level II	Level III	Total
Short Term investments	$—	$11,454,078	$—	$11,454,078
Debt securities	—	44,563,587	117,575,659	162,139,246
CLO Fund Securities	—	—	37,972,985	37,972,985
Equity securities	—	—	4,251,111	4,251,111
Asset Manager Affiliates	—	—	36,853,000	36,853,000
Joint Venture	—	—	21,091,494	21,091,494
Total	$—	$56,017,665	$217,744,249	$273,761,914

	As of December 31, 2017
	Level I	Level II	Level III	Total
Short Term investments	$25,006,750	$52,293,570	$—	$77,300,320
Debt securities	—	48,312,024	69,885,455	118,197,479
CLO Fund Securities	—	—	51,678,673	51,678,673
Equity securities	—	—	4,414,684	4,414,684
Asset Manager Affiliates	—	—	38,849,000	38,849,000
Joint Venture	—	—	21,516,000	21,516,000
Total	$25,006,750	$100,605,594	$186,343,812	$311,956,156

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

	Six Months Ended June 30, 2018
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Transfers out of Level III[1]	—	—	—	—	—	—
Transfers into Level III[2]	24,921,613	—	—	—	—	24,921,613
Net accretion	61,525	3,151,236	—	—	—	3,212,761
Purchases	29,962,022	—	—	—	—	29,962,022
Sales/Paydowns/Return of Capital	(6,466,548)	(16,043,968)	—	(1,000,000)	—	(23,510,516)
Total realized loss included in earnings	67,835	—	—	—	—	67,835
Change in unrealized gain (loss) included in earnings	(856,242)	(812,956)	(163,573)	(996,000)	(424,506)	(3,253,277)
Balance, June 30, 2018	$117,575,659	$37,972,985	$4,251,111	$36,853,000	$21,091,494	$217,744,249
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(515,834)	$(812,956)	$(163,573)	$(996,000)	$(424,506)	$(2,912,419)

1Transfers out of Level III represent a transfer of $0 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2018.

2Transfers into Level III represent a transfer of $24,921,613 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2018.

	Year Ended December 31, 2017
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	$253,170,450
Transfers out of Level III[1]	(3,867,400)	—	—	—	—	(3,867,400)
Transfers into Level III[2]	2,477,500	—	—	—	—	2,477,500
Net accretion	246,238	11,139,633	—	—	—	11,385,871
Purchases	53,219,762	11,211,368	182,000	—	36,738,873	101,352,003
Sales/Paydowns/Return of Capital	(136,020,685)	(25,598,497)	—	(2,750,000)	(11,824,015)	(176,193,197)
Total realized gain included in earnings	(2,121,907)	(1,264,789)	—	—	—	(3,386,696)
Total unrealized gain (loss) included in earnings	2,210,202	2,016,608	(823,671)	1,401,000	(3,398,858)	1,405,281
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(479,087)	$2,016,608	$(823,671)	$1,401,000	$(3,398,858)	$(1,284,008)

1Transfers out of Level III represent a transfer of $3,867,400 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2017.

2Transfers into Level III represent a transfer of $2,477,500 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $56,017,665 and $100,605,594 as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 15,829,929	Enterprise Value	Average EBITDA Multiple / WACC	5.1x– 6.3x (5.9x) 15.2%-18.2%( 17.2%)
	101,745,730	Income Approach	Implied Discount Rate	7.1% – 25.1% (11.7%)
Equity Securities	4,241,111	Enterprise Value	Average EBITDA Multiple / WACC	5.3x – 16.0x (9.9x) 11.8%-15.1% (13.1%)
	10,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	37,342,705	Discounted Cash Flow	Discount Rate	10.3%-12.0% (11.79%)
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	630,280	Liquidation Value	Qualitative Inputs(2)
Asset Manager Affiliate	36,853,000	Discounted Cash Flow	Discount Rate	3.17% - 9.62% (7.01%)
Joint Venture	21,091,494	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$ 217,744,249

1 The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.

2 The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 14,059,524	Enterprise Value	Average EBITDA Multiple / WACC	5.1x - 6.1x (5.2x) 15.2% - 18.5% (17.4%)
	$55,825,931	Income Approach	Implied Discount Rate	6.4% - 23.5% (12.0%)
Equity Securities	$4,405,684	Enterprise Value	Average EBITDA Multiple / WACC	4.5x – 15.2x (9.8x) 10.8% - 15.1% (12.2%)
	9,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	18,922,030	Discounted Cash Flow	Discount Rate	12.0%
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	11,150,766	Liquidation Value	Qualitative Inputs(2)
	21,605,877	Market Approach	Third Party Quote	56.0%-96.5% (69.7%)
Asset Manager Affiliate	38,849,000	Discounted Cash Flow	Discount Rate	2.66% - 12.0% (6.56%)
Joint Venture	21,516,000	Market Approach	Third Party Quote	90%
Total Level III Investments	$ 186,343,812

1 The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.

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

The significant unobservable input used in the fair value measurement of the Company’s CLO Fund Securities include default rates, recovery rates, prepayment rates, spreads, and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund Security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented. Significant increases or decreases in probability of default and loss severity inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Significant increases or decreases in the discount rate in isolation would result in a significantly lower or higher fair value measurement.

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2018 and December 31, 2017, the Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $36.9 million and $38.8 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. During the first half of 2018, the Asset Manager Affiliates did not recognize any incentive fee revenue. During the first half of 2017, the Asset Manager Affiliates recognized $2.9 million of incentive fee revenue from Trimaran VII, which was called in January 2017. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. As of June 30, 2018, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

Certain investments, and the future management fees of certain managed CLO Funds, have been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the U.S. risk retention rules formerly required by Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) applicable to asset managers. In addition, certain of the Asset Manager Affiliates have provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees are insufficient to satisfy the repayment of these borrowings. So long as the underlying managed CLO Funds’ rated notes are making regular quarterly distributions, the management fees are available to the Asset Manager Affiliates. A recent court ruling has vacated the application of the U.S. risk retention rules insofar as they apply to managers of “open market CLOs,” such as the Asset Manager Affiliates. Please see Note 8 – “Commitments and Contingencies” for further information regarding the U.S. risk retention rules.

For the three months ended June 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $800,000 and $650,000 to the Company, respectively. For the six monthsended June 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $1.6 million and $1.3 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $300,000 and $0 of Dividends from Asset Manager Affiliates, as reflected in the Company’s in the statement of operations in the second quarter of 2018 and 2017, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the quarters ended June 30, 2018 and 2017 the difference of $500,000 and $650,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “Due from Affiliates” account on the consolidated balance sheets.

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

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	June 30, 2018	December 31, 2017
Cash	$3,478,623	$4,655,662
Investments	46,679,398	79,901,209
Intangible Assets	22,830,000	22,830,000
Other Assets	2,524,449	4,471,250
Total Assets	$75,512,470	$111,858,121

Borrowings	$19,685,000	$69,802,500
Borrowings from related parties	29,777,282	12,792,218
Other Liabilities	5,203,387	6,789,433
Total Liabilities	54,665,669	89,384,151
Total Equity	20,846,801	22,473,970
Total Liabilities and Equity	$75,512,470	$111,858,121

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee Revenue	$2,890,867	$3,088,353	$5,950,527	$8,972,550
Interest Income	1,582,005	3,735	2,268,591	5,910
Total Income	4,472,872	3,092,088	8,219,118	8,978,460
Operating Expenses	2,819,121	2,543,378	5,345,206	5,304,832
Amortization of Intangibles	-	-	-	327,541
Interest Expense	1,535,588	214,715	2,713,106	403,566
Total Expenses	4,354,709	2,758,093	8,058,312	6,035,939
Income before unrealized gains on investments and income taxes	118,163	333,995	160,806	2,942,521
Net realized and unrealized gains (losses) on investments	(616,810)	-	203,461	-
Income before income taxes	(498,647)	333,995	364,267	2,942,521
Income Tax (Benefit) Expense	(201,612)	(280,784)	(328,566)	1,058,560
Net (Loss) Income	$(297,035)	$614,779	$692,833	$1,883,961

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2018	December 31, 2017
Total Investments at Fair Value	$49,144	$778,828
Cash	215,799	1,673,789
Receivable for investments sold	-	8,750,934
Total assets	264,943	11,203,551
CLO Debt at Fair Value	-	10,770,486
Total Liabilities	50,006	10,854,495
Total Net Assets	214,937	349,056

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income from Investments	$-	$1,373,010	$-	$3,151,126
Total Income	-	1,344,827	6,505	3,188,161
Interest Expense	-	1,488,620	10,487,425	3,014,926
Total Expenses	4,138	1,681,473	10,626,914	3,483,656
Net Realized and Unrealized Gains (Losses)	-	(530,500)	10,504,641	(1,158,514)
Increase (Decrease) in net assets resulting from operations	(4,138)	(867,146)	(115,768)	(1,454,009)

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1, exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of December 31, 2017, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $10.8 million in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in 2018. The Company received approximately $11.3 million on its investment in Katonah 2007-1 during the fourth quarter of 2017 in connection with the liquidation of Katonah 2007-1, and received an additional $10.5 million in the first half of 2018. Upon receipt of the final liquidating distribution from Katonah 2007-1, the Company expects to record a realized loss of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount, in order to reverse the previously recorded unrealized depreciation with respect to the investment.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. On November 17, 2017, the Trimaran Credit Facility was amended to extend the maturity date to November 17, 2022 and bears interest at an annual rate of 9.0%. At June 30, 2018 there was a $23 million loan outstanding and at December 31, 2017, there were no loans outstanding under the Trimaran Credit Facility. For the three months ended June 30, 2018 and 2017, the Company recognized interest income of approximately $524,000 and $210,000, respectively, related to the Trimaran Credit Facility. For the six months ended June 30, 2018 and 2017, the Company recognized interest income of approximately $639,000 and $390,000, respectively, related to the Trimaran Credit Facility.

On October 30, 2017, the Company entered into a new term loan agreement with Trimaran Advisors, one of the Asset Manager Affiliates. Trimaran Advisors borrowed $8.4 million under this agreement, which bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on April 30, 2030, can be repaid at any time, and must be repaid upon the occurrence of certain events. During the second quarter of 2018, $1.6 million of the principal on this loan was repaid by Trimaran. During the three months and six months ended June 30, 2018, the Company recognized approximately $221,000 and $440,000, respectively, of interest income related to this loan.

On October 31, 2017, Trimaran Advisors capitalized Trimaran Risk Retention Holdings, LLC, a newly-formed wholly-owned subsidiary, with $8.4 million of equity capital. In turn, Trimaran Risk Retention Holdings capitalized Trimaran RR I, LLC, a wholly-owned subsidiary of Trimaran Risk Retention Holdings, LLC, with $8.4 million of equity capital. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $34.8 million notional amount of notes issued by Catamaran CLO 2014-1, Ltd. for aggregate consideration of $35.5 million. On December 21, 2017, the Company entered into another new term loan agreement with Trimaran Advisors. Trimaran Advisors borrowed $4.4 million, which also bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on January 27, 2028, can be repaid at any time, and must be repaid upon the occurrence of certain events. During the second quarter of 2018, this loan was repaid in full by Trimaran. During the three months and six months ended June 30, 2018, the Company recognized approximately $113,000 and $229,000, respectively, of interest income related to this loan.

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

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The U.S. risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO.

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “D.C. Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) against the SEC and the Board of Governors of the Federal Reserve System (the “Applicable Governmental Agencies”) that managers of so-called “open market CLOs” are not “securitizers” under Section 941 of the Dodd-Frank Act and, therefore, are not subject to the requirements of the U.S. risk retention rules (the "Appellate Court Ruling"). The LSTA was appealing from a judgment entered by the United States District Court for the District of Columbia (the "D.C. District Court"), which granted summary judgment in favor of the SEC and Federal Reserve and against the LSTA with respect to its challenges.

On April 5, 2018, the D.C. District Court entered an order implementing the Appellate Court Ruling and thereby vacated the U.S. risk retention rules insofar as they apply to CLO managers of “open market CLOs.” In addition, the Applicable Governmental Agencies did not request that the case be heard by the United States Supreme Court. Since the Applicable Governmental Agencies have not successfully challenged the Appellate Court Ruling and the D.C. District Court has issued the above described order implementing the Appellate Court Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. risk retention rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of "open market CLOs" will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of "open market CLOs", and there may be no "sponsor" of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

During the second quarter of 2018, Trimaran RR I sold $31.4 million and $24.9 million, respectively of notional amount of notes issued by Catamaran CLO 2014-1, Ltd and Catamaran 2013-1, Ltd, respectively.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2018 (unaudited)	As of December 31, 2017

6.125% Notes Due 2022 (net of offering costs of: 2018-$2,474,275; 2017 - $2,734,248)	$74,932,925	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $40,536; 2017 - $259,635)	6,959,463	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,265,107)	19,895,080	-
	$101,787,468	$101,413,316

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2018 were 6.1% and 3.9 years, respectively, and as of December 31, 2017 were 6.4% and 3.9 years, respectively.

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

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million.  Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012.  The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately, $129,000 and $609,000, respectively. For the six months ended June 30, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately $565,000 and $1.2 million, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $40,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation

Fair Value of 7.375% Notes Due 2019.    The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $7.1 million and $27.3 million, respectively.  The fair value was determined based on the closing price on June 29, 2018 and December 29, 2017 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $0, respectively. For the six months ended June 30, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $2.4 million and $0, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.5 million remains to be amortized as of June 30, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $2.7 million at June 30, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $78.3 million and $77.7 million at June 30, 2018 and December 31, 2017. The fair value was determined based on the closing price on June 29, 2018 and December 29, 2017 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of a default by the Company, as defined in the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility are repayable by the Company at any time.

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At June 30, 2018, Funding was in compliance with all of its debt covenants.

As of June 30, 2018, $21.2 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019, Funding will pay to agent an amount equal to 1% of the Revolver Commitments.

For the three months ended June 30, 2018, interest expense related to the Revolving Credit Facility was approximately $278,000. For six months ended June 30, 2018, interest expense related to the Revolving Credit Facility was approximately $350,000.

The Company incurred approximately $1.4 million of debt offering costs in connection with the issuance of the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility, of which approximately $1.3 million remains to be amortized as of June 30, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.3 million at June 30, 2018. The fair value of the Revolving Credit Facility borrowings was approximately $21.2 million at June 30, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2018:

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)

Net increase in net assets resulting from operations	$1,297,622	$2,907,276
Net change in unrealized depreciation from investments	3,522,396	1,846,951
Excess capital losses over capital gains	169,644	1,072,681
Book/tax differences on CLO equity investments	(188,560)	(1,233,069)
Other book/tax differences	556,816	(2,586)
Taxable income before deductions for distributions	$5,357,918	$4,591,253
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.14	$0.12
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.14	$0.12

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the six months ended June 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $1.6 million and $1.3 million respectively, to the Company. The Company recognized $620,000 and $0 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations in the second quarter of 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017 the differences of $1.0 million and $1.3 million, respectively, between cash distributions received and the estimated tax-basis earnings and profits of the distributing affiliate, are recorded as adjustments to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

At June 30, 2018, the Company had a net capital loss carryforward of $88.6 million to offset net capital gains, to the extent provided by federal tax law. $13.5 million of net capital loss carryforward expired in 2017. $17.9 million of net capital loss carryforward is subject to expiration in 2018. $70.8 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On June 19, 2018 the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of approximately $3.7 million. The record date was July 6, 2018 and the distribution was paid on July 26, 2018.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2018 and December 31, 2017, the Company had no outstanding commitments, respectively.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2018 and 2017, the Company issued 31,048 and 56,918 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2018, there were 6,000 grants of restricted stock, 7,954 shares were forfeited, and 116,126 shares vested. The total number of shares of the Company’s common stock outstanding as of June 30, 2018 and December 31, 2017 was 37,341,924 and 37,339,224, respectively. During the six months ended June 30, 2018 and 2017, the Company repurchased 26,394 and 63,827, respectively shares at an aggregate cost of approximately $86,000 and $224,000, respectively, in connection with the vesting of restricted stock awards.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2017 through June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2017	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2017	50,000	$7.72	1.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired Unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97
Outstanding at June 30, 2018	30,000	$4.88	1.5	$-

Total vested at June 30, 2018	30,000	$4.88	1.5

[1]	Represents the difference between the market value of shares of the Company on June 30, 2018 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2018 and 2017, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2018, the Company had no remaining compensation costs related to unvested stock option awards.

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

On May 3, 2018, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2017 through June 30, 2018 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2017	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-vested shares outstanding at December 31, 2017	297,199
Granted	6,000
Vested	(122,126)
Forfeited	(7,954)
Non-Vested Outstanding at June 30, 2018	173,119

For the three months ended June 30, 2018, non-cash compensation expense related to restricted stock was approximately $208,000; of this amount approximately $78,000 was expensed at the Company, and approximately $130,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended June 30, 2017, non-cash compensation expense related to restricted stock was approximately $258,000; of this amount approximately $88,000 was expensed at the Company, and approximately $170,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2018, non-cash compensation expense related to restricted stock was approximately $461,000; of this amount approximately $186,000 was expensed at the Company, and approximately $275,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2017, non-cash compensation expense related to restricted stock was approximately $647,000; of this amount approximately $247,000 was expensed at the Company and approximately $400,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2018, the Company had approximately $662,000 of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1.0 years. As of June 30, 2017, the Company had approximately $1.1 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $10,000 and $17,000 was expensed during the three months ended June 30, 2018 and 2017, respectively, related to the 401K Plan. Approximately $20,000 and $34,000 was expensed during the six months ended June 30, 2018 and 2017, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $47,000 and $46,000 was expensed during the three months ended June 30, 2018 and 2017, respectively, related to the Profit-Sharing Plan. Approximately $72,000 and $92,000 was expensed during the six months ended June 30, 2018 and 2017, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to June 30, 2018 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.8 billion of par value assets under management as of June 30, 2018. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from us by a separate management team. Certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates).

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

On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCA”). As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%, as discussed below. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2018 (unaudited) and for the year ended December 31, 2017 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2016	$238,343,330	$54,174,350	$5,056,355	$40,198,000	$—	$337,772,035
2017 Activity:
Purchases / originations /draws	181,613,690	11,211,368	182,000		36,738,873	229,745,931
Pay-downs / pay-offs / sales	(300,625,104)	(25,598,497)		(2,750,000)	(11,824,015)	(340,797,616)
Net accretion of interest	304,904	11,139,633				11,444,537
Net realized losses	(5,634,255)	(1,264,789)				(6,899,044)
Increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	3,389,993

Fair Value at December 31, 2017	118,197,479	51,678,673	4,414,684	38,849,000	21,516,000	234,655,836
2018 Activity:
Purchases / originations /draws	61,534,043	—				61,534,043
Pay-downs / pay-offs / sales	(17,313,251)	(16,043,968)		(1,000,000)		(34,357,219)
Net accretion of interest	846,907	3,151,236				3,998,143
Net realized gains (losses)	(571)	—	—	—	—	(571)
Increase (decrease) in fair value	(1,125,361)	(812,956)	(163,573)	(996,000)	(424,506)	(3,522,396)

Fair Value at June 30, 2018	$162,139,246	$37,972,985	$4,251,111	$36,853,000	$21,091,494	$262,307,836

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

The following table shows the Company’s portfolio by security type at June 30, 2018 and December 31, 2017:

	June 30, 2018 (unaudited)			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%[1]
Short-term investments[2]	$11,454,078	$11,454,078	4	$77,300,320	$77,300,320	26
Senior Secured Loan	62,122,920	58,324,196	21	48,337,900	44,960,146	14
Junior Secured Loan	78,346,396	74,037,768	27	62,561,913	58,941,300	19
Senior Unsecured Loan	29,777,282	29,777,282	11	12,777,283	12,777,283	4
Senior Secured Bond	—	—	-	1,502,374	1,518,750	-
CLO Fund Securities	59,446,300	37,972,985	14	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,251,111	2	10,571,007	4,414,684	1
Asset Manager Affiliates[3]	51,591,230	36,853,000	13	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,091,494	8	24,914,858	21,516,000	7
Total	$328,224,071	$273,761,914	100%	$362,895,917	$311,956,156	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%
Aerospace and Defense	$5,423,072	$4,876,425	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	51,591,230	36,853,000	13	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	4,447,205	4,395,587	2	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,978,372	5,877,619	2	7,496,438	7,435,050	2
Capital Equipment	9,423,335	8,555,748	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	6,652,974	6,619,400	2	—	—	—
CLO Fund Securities	59,446,300	37,972,985	14	72,339,032	51,678,673	17
Construction & Building	997,633	989,895	—	1,004,093	999,872	-
Consumer goods: Durable	1,093,572	839,450	1	1,071,340	805,607	-
Consumer goods: Non-durable	599,752	602,344	—	691,234	694,662	-
Energy: Oil & Gas	17,222,218	12,499,467	5	14,932,542	11,433,777	4
Environmental Industries	8,466,453	7,423,009	3	6,330,630	5,766,437	2
Forest Products & Paper	1,561,553	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	41,248,780	36,188,183	13	30,367,449	25,512,654	8
High Tech Industries	14,132,583	14,030,079	5	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,091,494	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,283,670	3,230,850	1	3,371,086	3,318,296	1
Related Party Loans	29,777,283	29,777,283	11	12,777,283	12,777,283	4
Services: Business	9,479,862	8,299,523	3	3,563,574	2,366,400	1
Telecommunications	6,444,954	6,419,200	2	6,455,489	6,466,949	2
Textiles and Leather	10,183,566	10,162,735	4	7,950,994	7,947,940	3
Money Market Accounts	11,454,078	11,454,078	4	52,293,570	52,293,570	17
Transportation: Cargo	4,000,768	4,001,600	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$328,224,071	$273,761,914	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At both June 30, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities was approximately 9.9%. At June 30, 2018 and December 31, 2017, the weighted average rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 9.0% and 9.6%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, Money Market accounts, and Joint Venture) at June 30, 2018 was spread across 20 different industries and 48 different entities with an average balance per entity of approximately $2.9 million. As of June 30, 2018, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At June 30, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 22% and 23%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 14% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 16% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of June 30, 2018 and December 31, 2017, our Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion, respectively, of par value of assets under management on which they earn management fees, and were valued at approximately $36.9 million and $38.8 million, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. As of June 30, 2018 and December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2018 and December 31, 2017, we had approximately $38 million and $52 million, respectively, invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

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

Our CLO Fund Securities as of June 30, 2018 and December 31, 2017 are as follows:

			June 30, 2018		December 31, 2017
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Preferred Shares	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.[3]	Income Notes	23.1	1,287,155	369,280	1,287,155	369,280
Katonah 2007-I CLO Ltd.[2,3]	Subordinated Notes	100.0	10,309,141	200,000	20,524,908	10,770,486
Trimaran CLO VII, Ltd.[2,3]	Subordinated Notes	10.5	379,830	10,000	379,830	10,000
Catamaran CLO 2012-1 Ltd.[2,3]	Subordinated Notes	24.9	3,568,581	50,000	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	23.5	4,938,710	5,974,982	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	9,838,586	9,444,045	9,858,073	8,230,178
KCAP F3C Senior Funding LLC[2]	Class E Notes		4,386,066	4,687,843	4,435,965	4,632,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,395,797	2,057,241	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	6,488,780	4,021,183	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	9.9	4,455,464	3,307,190	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.[2]	Subordinated Notes	24.9	9,912,304	7,850,221	10,086,802	8,530,685
Total			$59,446,300	$37,972,985	$72,339,032	$51,678,673

[1]	Represents percentage of class held.
[2]	A CLO Fund managed by an Asset Manager Affiliate.
[3]	As of June 30, 2018, this CLO Fund security was not providing a taxable distribution.

Investment in Joint Venture

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, KCAP F3C Senior Funding, L.L.C. (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of
	June 30, 2018 (unaudited)	As of December 31, 2017
Cash	$-	$1,717
Investment at fair value	37,512,496	37,080,000
Total Assets	$37,512,496	$37,081,717

Total Liabilities	$2,360,006	$1,221,916
Total Equity	35,152,490	35,859,801
Total Liabilities and Equity	$37,512,496	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Investment income	$1,221,996	$-	$2,417,814	$-
Operating expenses	31,998	-	53,761	-
Net investment income	1,189,998	-	2,364,053	-
Unrealized (depreciation) appreciation on investments	(1,068,857)	-	(564,936)	-
Net income	$121,141	$-	$1,799,117	$-

	KCAP Freedom 3 LLC
	Schedule of Investments
	June 30, 2018
	(unaudited)
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$43,140,686	$37,512,496

Total Investments			$43,140,686	$37,512,496

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2018 and 2017.

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

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three months ended June 30, 2018, the Asset Manager Affiliates did not receive any incentive fees.

Certain investments, and the future management fees of certain managed CLO Funds, have been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention U.S. risk retention rules formerly required by Section 941 of the of the Dodd-Frank Act applicable to asset managers. In addition, certain of the Asset Manager Affiliates have provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees are insufficient to satisfy the repayment of these borrowings. So long as the underlying managed CLO Funds’ rated notes are making regular quarterly distributions, the management fees are available to the Asset Manager Affiliates. A recent court ruling has vacated the application of the U.S. risk retention rules insofar as they apply to managers of “open market CLOs,” such as the Asset Manager Affiliates. For additional information, please see Part II, “Item 1A. Risk Factors—The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.”

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we do not expect incentive fees available for distribution to be significant. The fair value of our investment in our Asset Manager Affiliates was approximately $36.9 million at June 30, 2018, with an unrealized appreciation for the six-month period ending June 30, 2018 of approximately $996,000. For the six months ended June 30, 2018 and 2017, we recognized dividend income of $620,000 and $0, respectively from the Asset Manager Affiliates, while cash distributions received were approximately $1.6 million and $1.3 million, respectively for the six months ended June 30, 2018 and 2017. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.8 billion and $3.0 billion as of June 30, 2018 and December 31, 2017, respectively.

Investment in Joint Venture. For the three months and six months ended June 30, 2018, the Company recognized $700,000 and $1.4 million, respectively in investment income from its investment in the Joint Venture. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint Venture was $21.1 million and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2018 and 2017 was approximately $6.8 million and $7.7 million, respectively. Of these amounts, approximately $4.3 million and $4.8 million was attributable to interest income on our Debt Securities Portfolio. Investment income for the six months ended June 30, 2018 and 2017 was approximately $13.7 million and $15.4 million, respectively. Of these amounts, approximately $8.0 million and $9.3 million was attributable to interest income on our Debt Securities Portfolio.

At both June 30, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities was approximately 9.9%. At June 30, 2018 and December 31, 2017, the weighted average rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 9.0% and 9.6%, respectively.

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

For the three months ended June 30, 2018 and 2017, approximately $1.5 million and $2.8 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2018 and 2017, approximately $3.4 million and $5.9 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $3.3 million and $4.6 million of taxable distributable income on distributions from our CLO Fund Securities during the six months ended June 30, 2018 and 2017, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended June 30, 2018 and 2017 were approximately $4.3 million and $5.1 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $1.8 million and $2.2 million, respectively, on average debt outstanding of $110 million and $180 million, respectively.

Total expenses for the six months ended June 30, 2018 and 2017 were approximately $8.7 million and $9.6 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $3.7 million and $4.4 million, respectively, on average debt outstanding of $109 million and $181 million, respectively.

For the three months ended June 30, 2018 and 2017, approximately $1.0 million and $1.2 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the six months ended June 30, 2018 and 2017, approximately $2.2 million and $2.4 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended June 30, 2018 and 2017, respectively, professional fees and insurance expenses totaled approximately $1.0 million and $1.3 million. For the six months ended June 30, 2018 and 2017, respectively, professional fees and insurance expenses totaled approximately $1.8 million and $1.9 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $480,000 and $364,000 for the three months ended June 30, 2018 and 2017, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $982,000 and $870,000 for the six months ended June 30, 2018 and 2017, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2018, net investment income and net realized losses were approximately $2.5 million, or $0.07 per share. For the three months ended June 30, 2017, net investment income and net realized losses were approximately $1.6 million, or $0.04 per share. For the six months ended June 30, 2018, net investment income and net realized losses were approximately $5.0 million, or $0.13 per share. For the six months ended June 30, 2017, net investment income and net realized losses were approximately $4.9 million, or $0.13 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For example, on February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment.

For the six months ended June 30, 2018, U.S. GAAP-basis net investment income was approximately $5.0 million or $0.13 per share, while tax-basis distributable income was approximately $5.4 million or $0.14 per share. For the six months ended June 30, 2017, U.S. GAAP-basis net investment income was approximately $4.9 million or $0.13 per basic share, while tax-basis distributable income was approximately $4.6 million or $0.12 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2018, our total investments had net unrealized depreciation of approximately $3.8 million. Included in the net unrealized loss for the three months ended June 30, 2018 are unrealized depreciation on CLO Fund Securities of approximately $941,000, net unrealized depreciation on equity securities of approximately $227,000, net unrealized depreciation on the Asset Manager Affiliates of $1.3 million, net unrealized depreciation on our debt securities of approximately $682,000, and unrealized depreciation on our Joint Venture investment of $676,000. During the three months ended June 30, 2017, our total investments had net unrealized depreciation of approximately $1.0 million. Included in the net unrealized appreciation in 2017 are unrealized appreciation on CLO Fund Securities of approximately $1.1 million, unrealized depreciation and on equity securities of approximately $266,000, unrealized appreciation on the Asset Manager Affiliates of $1.2 million, and net unrealized appreciation on our debt securities of $1.2 million.

During the six months ended June 30, 2018, our total investments had net unrealized depreciation of approximately $3.5 million. Included in the net unrealized loss in 2018 are unrealized depreciation on CLO Fund Securities of approximately $813,000, net unrealized depreciation on equity securities of approximately $164,000, net unrealized depreciation on the Asset Manager Affiliates of $996,000, net unrealized depreciation on our debt securities of approximately $1.1 million, and unrealized depreciation on our Joint Venture investment of $425,000. During the six months ended June 30, 2017, our total investments had net unrealized depreciation of approximately $1.8 million. Included in the net unrealized depreciation in 2017 are net unrealized depreciation on CLO Fund Securities of approximately $2.4 million net unrealized depreciation and on equity securities of approximately $420,000, net unrealized depreciation on the Asset Manager Affiliates of $1.4 million, and net unrealized appreciation on our debt securities of $2.4 million.

Net Change in Stockholder’s Equity Resulting from Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2018 was $1.3 million, or $0.04 per basic share. Net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2017 was $2.5 million, or $0.07 per share.

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2018 was $1.3 million, or $0.03 per basic share. Net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2017 was $2.9 million, or $0.08 per share.

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

As of June 30, 2018 and December 31, 2017 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2018	December 31, 2017
Cash	$2,451,249	$2,034,095
Restricted Cash	1,023,114	—
Short-term investments	11,454,078	77,300,320
Senior Secured Loan	58,324,196	44,960,146
Junior Secured Loan	74,037,768	58,941,300
Senior Unsecured Loan	29,777,283	12,777,283
Senior Secured Bond	—	1,518,750
CLO Fund Securities	37,972,985	51,678,673
Equity Securities	4,251,111	4,414,684
Joint Venture	21,091,494	21,516,000
Asset Manager Affiliates	36,853,000	38,849,000
Total	$277,236,278	$313,990,251

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% beginning on March 29, 2019). As of June 30, 2018, we had approximately $105.6 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 263%. We may also generally borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 7.375% Notes Due 2019 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At June 30, 2018 the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation. During the third quarter of 2016, $5.0 million par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes Due 2019 resulting in a realized loss on extinguishment of debt of $107,276. KCAP subsequently surrendered all of these Notes to the Trustee for cancellation. During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At December 31, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of default by the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At June 30, 2018, Funding was in compliance with all of its debt covenants. During the first six months of 2018, Funding borrowed $27 million under the Revolving Credit Facility. As of June 30, 2018, $21.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019 Funding will pay to agent an amount equal to 1% of the Revolver Commitments.

Investment in Joint Venture

During the third quarter of 2017, the Company and Freedom 3 Opportunities entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize the Fund, which is managed by KCAP Management, LLC, one of the Company’s Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

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

On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2016.

	Distribution	Declaration Date	Record Date	Pay Date
2018:
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.20

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016
Total declared in 2016	$0.57

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2018 and December 31, 2017, the Company had no commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$105,567,387	$—	$7,000,000	$98,567,387	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2018, one of our investments was on non-accrual status. As of June 30, 2018, two of our investments were on partial non-accrual status whereby we have recognized income on a portion of contractual PIK amounts due.

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

	Distribution	Declaration Date	Record Date	Pay Date
2018:
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.20

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016
Total declared in 2016	$0.57

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2018, approximately 83% of our Debt Securities Portfolio were floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 1.00% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2018, we had $105.6 million (par value) of borrowings outstanding at a current weighted average rate of 6.1%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2018 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,110,194	$2,074,730	$3,039,267

Decrease in interest rate	$(926,895)	$(1,027,386)	$(977,231)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.1 million on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.1 million and $3.0 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $927,000, $1,027,000 and $977,000, respectively. The negative impact of a 3% decline in interest rates is less severe than the impact of a 2% decline in interest rates due to the impact of interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2018.

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

Since May 2015, the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “Staff”) has been conducting an informal investigation primarily concerning the restatement disclosed by the Company in its Form 10-K for the year ended December 31, 2014. The Company has cooperated with the Staff’s investigation and recently has engaged in discussions with the Staff about a potential resolution of the investigation. Based on these discussions, the Company does not expect that any settlement would have a material adverse impact on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below,

Our Board of Directors has approved our ability to incur additional leverage as permitted by recent legislation.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the recently enacted SBCA, discussed above, has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In other words, prior to the enactment of the SBCA, a BDC could borrow $1 for investment purposes for every $1 of investor equity. Now, for those BDCs that satisfy the SBCA’s approval and disclosure requirements, the BDC can borrow $2 for investment purposes for every $1 of investor equity. Under the SBCA, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCA allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

In accordance with the SBCA, on March 29, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will change from 200% to 150%, effective March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 7.375% Notes and 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

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

The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The U.S. risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO.

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “D.C. Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) against the SEC and the Board of Governors of the Federal Reserve System (the “Applicable Governmental Agencies”) that managers of so-called “open market CLOs” are not “securitizers” under Section 941 of the Dodd-Frank Act and, therefore, are not subject to the requirements of the U.S. risk retention rules (the "Appellate Court Ruling"). The LSTA was appealing from a judgment entered by the United States District Court for the District of Columbia (the "D.C. District Court"), which granted summary judgment in favor of the SEC and Federal Reserve and against the LSTA with respect to its challenges.

On April 5, 2018, the D.C. District Court entered an order implementing the Appellate Court Ruling and thereby vacated the U.S. risk retention rules insofar as they apply to CLO managers of “open market CLOs.” In addition, the Applicable Governmental Agencies did not request that the case be heard by the United States Supreme Court. Since the Applicable Governmental Agencies have not successfully challenged the Appellate Court Ruling and the D.C. District Court has issued the above described order implementing the Appellate Court Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. risk retention rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of "open market CLOs" will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of "open market CLOs", and there may be no "sponsor" of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the six months ended June 30, 2018, we issued a total of 31,048 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the six months ended June 30, 2018, the aggregate value of the shares of our common stock issued under our DRIP was approximately $102,000.

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

KCAP FINANCIAL, INC.

Date: August 1, 2018	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	By	/s/ Edward U. Gilpin
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

