Form 10-Q
period 2018-09-30
KCAP Financial, Inc.
filed 2018-11-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of outstanding shares of common stock of the registrant as of November 5, 2018 was 37,366,953.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2018 - $24,431,512; 2017 - $77,300,320)	$24,431,512	$77,300,320
Debt securities (amortized cost: 2018 - $149,138,595; 2017 - $125,179,470)	139,799,027	118,197,479
CLO Fund Securities managed by affiliates (amortized cost: 2018 - $63,580,483; 2017 - $67,212,139)	45,531,058	49,488,393
CLO Fund Securities managed by non-affiliates (amortized cost: 2018 - $5,188,762; 2017 - $5,126,893)	2,452,873	2,190,280
Equity securities (cost: 2018 - $10,571,007; 2017 - $10,571,007)	4,079,336	4,414,684
Asset Manager Affiliates (cost: 2018 - $51,591,230; 2017 - $52,591,230)	35,818,000	38,849,000
Joint Venture (cost: 2018 - $24,914,858; 2017 - $24,914,858)	21,373,570	21,516,000
Total Investments at Fair Value (cost: 2018 - $329,416,447; 2017 - $362,895,917)	273,485,375	311,956,156
Cash	1,713,906	2,034,095
Restricted cash	987,818	—
Interest receivable	2,276,162	1,051,271
Receivable for open trades	—	2,993,750
Due from affiliates	935,120	1,243,493
Other assets	340,472	530,209
Total Assets	$279,738,854	$319,808,974

LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2018 - $2,341,686; 2017 - $2,734,248)	$75,065,514	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $31,173; 2017 - $259,635)	6,968,827	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,246,998)	21,701,195	—
Payable for open trades	—	34,215,195
Accounts payable and accrued expenses	2,008,553	2,350,803
Accrued interest payable	86,133	—
Due to affiliates	127	25,083
Total Liabilities	105,830,349	138,004,398

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,544,083 issued, and 37,349,224 outstanding at September 30, 2018, and 37,507,402 issued, and 37,339,224 outstanding at December 31, 2017	373,492	373,392
Capital in excess of par value	330,404,400	329,789,716
Excess distribution of net investment income	(13,201,062)	(9,987,928)
Accumulated net realized losses	(86,338,209)	(86,031,799)
Net unrealized depreciation on investments	(57,330,116)	(52,338,805)

Total Stockholders' Equity	173,908,505	181,804,576

Total Liabilities and Stockholders' Equity	$279,738,854	$319,808,974

NET ASSET VALUE PER COMMON SHARE	$4.66	$4.87

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest from investments in debt securities	$4,487,575	$2,033,813	$11,796,245	$10,934,928
Payment-in-kind investment income	329,365	405,858	1,061,419	829,773
Interest from cash and time deposits	9,767	21,043	71,183	51,250
Investment income on CLO Fund Securities managed by affiliates	1,179,463	2,693,547	4,428,032	8,378,785
Investment income on CLO Fund Securities managed by non-affiliates	94,992	99,578	292,694	329,108
Dividends from Asset Manager Affiliates	300,000	180,000	920,000	180,000
Investment income - Joint Venture	750,000	685,000	2,150,000	685,000
Capital structuring service fees	7,588	134,504	114,097	298,628
Total investment income	7,158,750	6,253,343	20,833,670	21,687,472
Expenses:
Interest and amortization of debt issuance costs	1,871,187	1,371,953	5,582,467	5,790,242
Compensation	1,004,323	1,072,812	3,216,710	3,473,841
Professional fees	867,724	802,507	2,489,098	2,545,195
Insurance	79,152	80,794	236,900	256,473
Administrative and other	381,835	395,782	1,364,302	1,265,317
Total expenses	4,204,221	3,723,848	12,889,477	13,331,068
Net Investment Income	2,954,529	2,529,495	7,944,193	8,356,404
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(136,766)	(1,906,537)	(137,336)	(2,871,941)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(1,232,216)	1,759,152	(2,357,578)	4,172,723
Equity securities	(171,775)	(186,368)	(335,348)	(606,179)
CLO Fund Securities managed by affiliates	682,574	(1,590,062)	(325,678)	(3,695,876)
CLO Fund Securities managed by non-affiliates	5,427	(34,655)	200,723	(328,552)
Asset Manager Affiliates investments	(1,035,000)	2,922,000	(2,031,000)	1,481,000
Joint Venture Investment	282,076	(147,751)	(142,430)	(147,751)
Total net change in unrealized appreciation (depreciation)	(1,468,914)	2,722,316	(4,991,311)	875,365
Net realized and unrealized appreciation (depreciation) on investments	(1,605,680)	815,779	(5,128,647)	(1,996,576)
Realized losses on extinguishments of Debt	—	(4,014,723)	(169,074)	(4,121,998)
Net Increase (Decrease ) In Stockholders’ Equity Resulting From Operations	$1,348,849	$(669,449)	$2,646,472	$2,237,830
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.04	$(0.02)	$0.07	$0.06
Diluted:	$0.04	$(0.02)	$0.07	$0.06
Net Investment Income Per Common Share:
Basic:	$0.08	$0.07	$0.21	$0.23
Diluted:	$0.08	$0.07	$0.21	$0.23

Weighted Average Shares of Common Stock Outstanding—Basic	37,349,904	37,196,621	37,354,449	37,202,011
Weighted Average Shares of Common Stock Outstanding—Diluted	37,349,904	37,196,621	37,354,449	37,202,011

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Operations:
Net investment income	$7,944,193	$8,356,404
Net realized losses from investment transactions	(137,336)	(2,871,941)
Realized losses from extinguishments of Debt	(169,074)	(4,121,998)
Net change in unrealized (depreciation) appreciation on investments	(4,991,311)	875,365
Net increase in stockholders’ equity resulting from operations	2,646,472	2,237,830

Stockholder distributions:	(11,157,327)	(13,315,561)

Capital share transactions:
Dividend reinvestment plan	154,600	288,192
Common stock withheld for payroll taxes upon vesting of restricted stock	(86,743)	(224,944)
Stock based compensation	546,927	875,002
Net increase in net assets resulting from capital share transactions	614,784	938,250

Net assets at beginning of period	181,804,576	194,924,925

Net assets at end of period (including undistributed net investment income of $0 in 2018 and $0 in 2017)	$173,908,505	$184,785,444

Net asset value per common share	$4.66	$4.95
Common shares outstanding at end of period	37,349,224	37,317,815

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$2,646,472	$2,237,830
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	137,336	2,871,941
Net change in unrealized depreciation from investments	4,991,311	(875,365)
Purchases of investments	(75,550,935)	(202,774,326)
Proceeds from sales and redemptions of investments	115,362,645	252,169,877
Net accretion of investments	(5,408,308)	(707,654)
Amortization of original issue discount on indebtedness	—	352,340
Amortization of debt issuance costs	665,000	557,527
Realized losses on extinguishments of debt	169,074	4,121,998
Payment-in-kind interest income	(1,061,419)	(829,774)
Stock-based compensation	546,927	875,002
Changes in operating assets and liabilities:
Decrease (increase) in payable for open trades	(34,215,195)	27,065,785
Decrease in receivable for open trades	2,993,750	2,950,658
(Increase) decrease in interest and dividends receivable	(1,224,891)	110,574
Increase in accounts receivable	—	(2,000,021)
Increase (decrease) in accrued interest payable	86,133	(930,086)
Decrease in other assets	189,737	294,509
Decrease (increase) in due from affiliates	308,373	(546,905)
(Decrease) increase in due to affiliates	(24,956)	78,384
Decrease in accounts payable and accrued expenses	(342,250)	(397,876)
Net cash provided by operating activities	10,268,804	84,624,418

FINANCING ACTIVITIES:
Issuance (forfeitures) of restricted shares	(103)	1,303
Debt issuance costs	(1,459,899)	(2,798,940)
Distributions to stockholders	(11,002,623)	(13,027,367)
Common stock withheld for payroll taxes upon vesting of restricted stock	(86,743)	(224,944)
Repayment 7.375% Notes Due 2019	(20,000,000)	(6,530,925)
Issuance of 6.125% Notes Due 2022	—	77,407,200
Repayment of Senior Funding Notes	—	(147,350,000)
Borrowings under KCAP Funding LLC, Revolving Credit Facility	31,000,000	—
Repayments of KCAP Funding LLC, Revolving Credit Facility	(8,051,807)	—
Net cash used in financing activities	(9,601,175)	(92,523,673)

CHANGE IN CASH AND RESTRICTED CASH	667,629	(7,899,255)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	2,034,095	9,835,555
CASH AND RESTRICTED CASH, END OF PERIOD	$2,701,724	$1,936,300

Supplemental Information:
Interest paid during the period	$4,830,690	$5,810,461
Dividends paid during the period under the dividend reinvestment plan	$154,601	$289,478

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment[16] Interest Rate¹ / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(8)(13)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.4% Cash, 10.0% PIK, 3 month LIBOR(2.41%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$955,491	$955,490	$394,355

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 1 month LIBOR(2.25%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	7/16/2015	1,004,411	1,002,658	1,000,895

Avalign Technologies, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.31%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	7/16/2015	1,500,000	1,490,789	1,474,200

BMC Acquisition, Inc. (aka BenefitMall)(8)(14)(15) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.8% Cash, 6 month LIBOR(2.50%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,977,500	2,975,935	2,950,405

BW NHHC Holdco Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.2% Cash, 1 month LIBOR(2.16%) + 5.00% , Due 5/25	5/16/2018	1,995,000	1,966,602	1,965,075

Child Development Schools, Inc.(8)(14)(15) Services: Business	Senior Secured Loan — Term Loan 6.4% Cash, 3 month LIBOR(2.20%) + 4.25% , Due 5/23	6/6/2018	4,863,014	4,851,642	4,850,856

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.0% Cash, 3 month LIBOR(2.29%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,995,000	1,990,444	2,010,591

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.1% Cash, 3 month LIBOR(2.34%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,006,937	2,892,600

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.5% Cash, 1 month LIBOR(2.24%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,974,333	3,967,730	3,750,776

Cyanco Intermediate 2 Corp.(8) Chemicals, Plastics and Rubber	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.24%) + 7.50%; , Due 3/26	3/9/2018	4,681,250	4,637,310	4,635,842

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate¹ / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value
Decolin Inc.(3)(14)(15) Textiles and Leather	Senior Secured Loan — Initial Term Loan 6.7% Cash, 1 month LIBOR(2.21%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,180,627	2,191,239

Drew Marine Group Inc.(8)(14)(15) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.2% Cash, 1 month LIBOR(2.24%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,701	4,000,400

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.9% Cash, 3 month LIBOR(2.39%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,934,137	5,003,000

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(15) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.39%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	994,981	990,374	994,981

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(14)(15) Environmental Industries	Senior Secured Loan — Term Loan 7.4% Cash, 3 month LIBOR(2.44%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,119,774	1,124,156	1,119,774

First American Payment Systems, L.P.(8)(14)(15) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 12.6% Cash, 1 month LIBOR(2.12%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,465,354	1,448,700

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.25%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	100,000	99,536	97,180

GI Advo Opco, LLC(8)(14)(15) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 11.0% Cash, 1 month LIBOR(7.00%) + 4.00%; LIBOR Floor 1.00% , Due 11/21	11/19/2015	180,304	179,356	180,250

GK Holdings, Inc. (aka Global Knowledge)(8)(14) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.39%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,485,744	1,376,250

Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.39%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5/21/2013	5,000,000	4,972,904	4,960,500

Global Tel*Link Corporation(8)(14)(15) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 6.4% Cash, 3 month LIBOR(2.39%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	12/7/2017	1,473,788	1,471,308	1,477,473

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate¹ / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value
Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.3% Cash, 3 month LIBOR(2.34%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,850,000	2,850,000	2,750,250

Grupo HIMA San Pablo, Inc.(5)(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,350,959

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14)(15) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.39%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,859,503	2,880,231	2,754,059

Hoffmaster Group, Inc.(8)(14)(15) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.7% Cash, 1 month LIBOR(2.24%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,563,068	1,600,960

Infobase Holdings, Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Term Loan 6.9% Cash, 3 month LIBOR(2.39%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	1,962,500	1,945,775	1,962,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.08%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,174,378

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 7.3% Cash, 3 month LIBOR(2.32%) + 5.00%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	992,268	992,268	992,466

MB Aerospace Holdings II Corp.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR(2.24%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,240,625	1,235,005	1,205,763

Onex Carestream Finance LP(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.24%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	10/7/2014	1,495,995	1,495,995	1,493,602

PVHC Holding Corp(8)(14)(15) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.39%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,880,000	2,865,898	2,865,600

Playpower, Inc.(8)(14)(15) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.39%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,397,347	1,404,511	1,397,347

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment[16] Interest Rate¹ / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value
PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.16%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,947,145	2,943,000

Q Holding Company (fka Lexington Precision Corporation)(8)(15) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.2% Cash, 1 month LIBOR(2.24%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,984,536	2,009,931	1,985,727

Ravn Air Group, Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(2.39%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,921,233	1,921,233	1,880,119

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.3% Cash, 1 month LIBOR(2.25%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,972,150	2,967,900

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.25% Cash, Due 9/19	3/26/2014	1,700,000	1,696,955	1,598,000

Roscoe Medical, Inc.(8)(14)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.25% Cash, Due 9/19	3/26/2014	5,000,000	4,991,060	4,700,000

Salient CRGT Inc.(8)(14)(15) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.0% Cash, 1 month LIBOR(2.24%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,854,534	1,873,765	1,822,822

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.34%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	990,804	990,600

SCSG EA Acquisition Company, Inc.(8)(15) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.34%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,957,642	4,953,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(14)(15) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.24%) + 3.75%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,977,538	2,963,917	2,996,296

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 7.8% PIK, Due 10/22	6/25/2013	1,955,980	1,935,721	779,067

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment [16] Interest Rate¹ / Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.3% Cash, Due 10/22	6/25/2013	339,788	339,788	339,788

Tank Partners Holdings, LLC(8)(13)(14) Energy: Oil & Gas	Senior Secured Loan — Loan 3.0% Cash, 12.5% PIK, 1 month PRIME(5.00%) + 10.5%; PRIME Floor 3.00% , Due 8/19	8/28/2014	14,653,914	13,859,091	10,250,413

Tex-Tech Industries, Inc.(8)(14) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.08%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,957,406	7,947,940

Time Manufacturing Acquisition, LLC(8)(14)(15) Capital Equipment	Senior Secured Loan — Term Loan 7.6% Cash, 6 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	1,979,912	1,982,187	1,970,012

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	10/30/2017	6,277,283	6,277,283	6,277,283

TronAir Parent Inc.(8)(14)(15) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 12 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	989,899	987,748	989,404

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	996,487	1,000,000

Verdesian Life Sciences, LLC(8)(14)(15) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.3% Cash, 3 month LIBOR(2.34%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,108,735	2,058,968	2,044,419

Weiman Products, LLC(8)(14)(15) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.6% Cash, 3 month LIBOR(2.39%) + 4.25%; LIBOR Floor 1.00% , Due 11/21	11/22/2013	1,601,066	1,593,869	1,593,061

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 1 month LIBOR(2.24%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,966,200	2,981,250

Zest Acquisition Corp.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(2.34%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,479,032	3,465,700

Total Investment in Debt Securities (80% of net asset value at fair value)			$150,556,151	$149,138,595	$139,799,027

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	1,000,000	892,283

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	10/23/2008	1.16%	250,961	250,000

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	655,500

New Millennium Holdco, Inc. (Millennium Health, LLC)(14) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	1,086,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	6/25/2013	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Equity	6/25/2013	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	8/28/2014	10.68%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	8/28/2014	1.04%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	10/23/2008	5.40%	1,680,161	1,029,417

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	7/2/2007	1.17%	359,765	157,136

Total Investment in Equity Securities (2% of net asset value at fair value)				$10,571,007	$4,079,336

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated

Investments

Portfolio Company	Investment[16,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M,[17] 1/21 maturity	3/13/2007	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M,[17] 5/15 maturity	12/11/2006	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M,[17] 4/22 maturity	1/23/2008	100.0%	10,309,141	150,000
Trimaran CLO VII, Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M,[17] 6/21 maturity	2/29/2012	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M,[17] 12/23 maturity	12/20/2012	24.9%	3,534,069	10,000
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 21.3%, 1/28 maturity	6/4/2013	18.3%	4,976,307	6,072,051
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 13.3%, 4/30 maturity	5/6/2014	20.1%	9,863,503	9,709,699
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 27.2%, 12/29 maturity	10/10/2013	6.8%	1,415,721	2,082,593
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 7.8%, 11/25 maturity	8/15/2014	24.9%	6,372,132	4,262,959
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 10.4%, 10/26 maturity	5/5/2015	9.9%	4,414,389	3,492,190
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 8.7%, 4/27 maturity	12/21/2016	24.9%	9,835,446	8,132,726
Catamaran CLO 2018-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 15.0%, 10/31 maturity	9/27/2018	24.8%	9,500,000	9,000,000
Total Investment in CLO Subordinated Securities				$64,373,579	$43,292,498

CLO Rated-Note
Investment

Portfolio Company	Investment[16]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(6)(14)	Class E Notes, 9.8% Cash, 3 month LIBOR (2.34%) + 7.50%, Due 12/29	10/24/2017	27.2%	4,395,666	4,691,433

Total Investment in CLO Rated-Note				$4,395,666	$4,691,433

Total Investment in CLO Fund Securities (28% of net asset value at fair value)				$68,769,245	$47,983,931

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	12/11/2006	100%	$51,591,230	$35,818,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)				$51,591,230	$35,818,000

Joint Ventures

Portfolio Company / Principal Business	Investment[16]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(14)	Joint Venture	7/19/2017	60%	$24,914,858	$21,373,570

Total Investment in Joint Ventures (12% of net asset value at fair value)				$24,914,858	$21,373,570

Short-term Investments

Short-term Investments	Investment[16]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$24,431,512	$24,431,512

Total Short-term Investments (14% of net asset value at fair value)				$24,431,512	$24,431,512
Total Investments[4]				$329,416,447	$273,485,375

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2018. As noted in the table above, 77% (based on par) of debt securities contain floors which range between 1.00% and 3.00%.

[2]	Reflects the fair market value of all investments as of September 30, 2018, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $329 million. The aggregate gross unrealized appreciation is approximately $0.3 million, the aggregate gross unrealized depreciation is approximately $56.2 million, and the net unrealized depreciation is approximately $55.9 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 74% of the total investments at September 30, 2018.

See accompanying notes to consolidated financial statements.

[9]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

[10]	Non-voting.

[11]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

[12]	Notice of redemption has been received for this security.

[13]	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

[14]	Fair value of this investment was determined using significant unobservable inputs.

[15]	As of September 30, 2018, this investment is owned by KCAP Funding I, LLC and was pledged to secure KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

[16]	The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

[17]	The remaining collateral in these CLO Fund portfolios are illiquid and not producing meaningful cash flows, and thus, the Company’s investment in the CLO Subordinated securities are not currently receiving periodic cash distributions. Accordingly, the Company is no longer recording any investment income from these investments, and has thus noted the effective interest as not meaningful, or N/M. The fair value of the investment reflects the Company’s estimated share of the fair value of the underlying collateral.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2017

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 8.7% Cash, 10.0% PIK, 3 month LIBOR(1.70%) + 17.00%; LIBOR Floor 1.00% , Due 10/23	$889,340	$889,338	$803,598

Advantage Sales & Marketing Inc.(8)(14) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.9% Cash, 3 month LIBOR(1.38%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	1,000,000	1,001,438	988,000

API Technologies Corp.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 3 month LIBOR(1.69%) + 6.50%; LIBOR Floor 1.00% , Due 4/22	3,080,305	3,110,759	3,111,108

Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR(1.57%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,065,342	1,062,983	1,054,689

Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR(1.46%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	1,500,000	1,488,964	1,467,300

BMC Acquisition, Inc. (aka BenefitMall)(8)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.84%) + 5.17%; LIBOR Floor 1.00% , Due 12/24	3,000,000	2,998,125	2,970,000

Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,502,374	1,518,750

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(1.33%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	3,000,000	3,008,816	2,914,800

DigiCert, Inc.(8) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 9.4% Cash, 3 month LIBOR(1.38%) + 8.00%; LIBOR Floor 1.00% , Due 10/25	1,000,000	995,059	979,100

Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR(1.57%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	4,000,000	4,000,901	4,010,000

Portfolio Company/ Principal Business	Investment[5] Interest Rate¹/Maturity	Principal	Amortized Cost	Fair Value

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	5,000,000	4,927,010	4,997,500

First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR(1.39%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1,500,000	1,460,837	1,448,400

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 1 month LIBOR(1.57%) + 3.50%; LIBOR Floor 1.00% , Due 4/20	2,000,000	1,995,443	2,000,000

GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	230,756	229,252	230,732

GK Holdings, Inc. (aka Global Knowledge)(8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.9% Cash, 3 month LIBOR(1.69%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1,500,000	1,482,520	1,376,400

Global Tel*Link Corporation(8) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 3 month LIBOR(1.69%) + 4.00%; LIBOR Floor 1.25% , Due 5/20	1,495,689	1,492,021	1,491,949

Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR(1.69%) + 8.25%; LIBOR Floor 1.25% , Due 11/20	5,000,000	4,963,469	4,975,000

Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR(1.50%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	2,850,000	2,849,063	2,593,500

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,191,667	7,174,676	4,566,708

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	2,986,482	3,011,321	3,003,281

Hoffmaster Group, Inc.(8)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 3 month LIBOR(1.69%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	1,600,000	1,558,556	1,600,960

Industrial Services Acquisition, LLC (aka Evergreen / NAIC)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR(1.63%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	1,167,909	1,173,405	1,167,909

Portfolio Company/ Principal Business	Investment[5] Interest Rate¹/Maturity	Principal	Amortized Cost	Fair Value

Infobase Holdings, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan 8.0% Cash, Prime LIBOR(0.00%) + 8.00%; LIBOR Floor 0.00% , Due 12/22	2,000,000	1,980,000	1,980,000

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3,228,619	3,228,619	3,200,530

MB Aerospace ACP Holdings II Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR(1.63%) + 5.50%; LIBOR Floor 1.00% , Due 12/22	980,000	981,158	980,000

MB Aerospace ACP Holdings III Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Term Loan 5.1% Cash, 1 month LIBOR(1.58%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	1,250,000	1,243,750	1,243,750

National Home Health Care Corp.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR(1.43%) + 9.00%; LIBOR Floor 1.00% , Due 12/22	1,500,728	1,482,044	1,458,257

Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(1.69%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	1,495,995	1,495,995	1,487,618

Playpower, Inc.(8)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 3 month LIBOR(1.69%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	994,898	1,004,093	999,872

PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	3,000,000	2,941,524	2,940,000

RESIC Enterprises, LLC (aka Lyons Magnus)(8) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR(1.43%) + 4.25%; LIBOR Floor 1.00% , Due 11/24	3,000,000	2,985,247	3,001,500

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,678,900	6,468,850

Salient CRGT Inc.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR(1.57%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	1,967,742	1,992,339	1,992,339

Portfolio Company/ Principal Business	Investment[5] Interest Rate¹/Maturity	Principal	Amortized Cost	Fair Value

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 3 month LIBOR(1.48%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	5,000,000	4,952,274	4,955,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 8.2% Cash, 7.2% PIK, 3 month LIBOR(1.57%) + 6.62%; LIBOR Floor 1.00% , Due 10/22	1,883,914	1,875,914	1,318,740

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 13.7% Cash, 3 month LIBOR(1.69%) + 12.00%; LIBOR Floor 1.00% , Due 10/22	339,788	339,788	339,788

Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 2.0% Cash, 12.8% PIK, Base Rate (4.25%) + 10.5% , Due 8/19	12,739,078	12,258,031	9,153,028

Tex-Tech Industries, Inc.(8) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(1.57%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8,008,000	7,950,994	7,947,940

Time Manufacturing Acquisition, LLC(8) Capital Equipment	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(1.75%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	994,987	992,633	999,962

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051

Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232

TronAir Parent Inc.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1 month LIBOR(1.41%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	997,475	994,981	997,076

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	1,000,000	994,351	1,000,000

Weiman Products, LLC(8)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	694,662	691,234	694,662

Portfolio Company/ Principal Business	Investment[5] Interest Rate¹/Maturity	Principal	Amortized Cost	Fair Value

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR(1.48%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	3,000,000	2,961,988	2,991,600

Total Investment in Debt Securities (65% of net asset value at fair value)		$126,110,659	$125,179,470	$118,197,479

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Cost	Fair Value[2]

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	891,661

DBI Holding LLC(8)(14) Services: Business	Warrants	3.2%	-	1,000

eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.0%	1,500,000	689,259

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	-	400,000	1,000

Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,229,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class A Equity	1.6%	-	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.5%	-	-

Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	1.3%	980,000	1,000

Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,280,749

Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.9%	-	1,000

Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.4%	182,000	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.2%	359,765	315,015

Total Investment in Equity Securities (2% of net asset value at fair value)			$10,571,007	$4,414,684

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 9.2%, 4/22 maturity	100.0%	20,524,908	10,770,486
Trimaran CLO VII, Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 15.5%, 12/23 maturity	24.9%	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 25.1%, 1/28 maturity	18.3%	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 28.4%, 4/30 maturity	20.1%	9,858,073	8,230,178
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 28.7%, 12/29 maturity	6.8%	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.5%, 11/25 maturity	24.9%	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.8%, 10/26 maturity	9.9%	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.6%, 4/27 maturity	24.9%	10,086,802	8,530,685

Total Investment in CLO Subordinated Securities			$67,903,067	$47,046,673

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding LLC(3)(6)(14)	Class E Notes, 8.9% Cash, 3 month LIBOR (1.40%) + 7.50%, Due 12/29	27.4%	4,435,965	4,632,000

Total Investment in CLO Rated-Note			$4,435,965	$4,632,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$72,339,032	$51,678,673

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$52,591,230	$38,849,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$52,591,230	$38,849,000

Joint Ventures

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(14)	Joint Venture	60%	$24,914,858	$21,516,000

Total Investment in Joint Ventures (12% of net asset value at fair value)			$24,914,858	$21,516,000

Short-term Investments

Short-term Investments	Investment	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	0.20%	$52,293,570	$52,293,570

U.S Treasury Bills - CUSIP: 912796MLO(8)	U.S. Government Obligation	1.04%	25,006,750	25,006,750

Total Short-term Investments (43% of net asset value at fair value)			$77,300,320	$77,300,320
Total Investments[4]			$362,895,917	$311,956,156

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2017. As noted in the table above, 74% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of December 31, 2017, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $363 million. The aggregate gross unrealized appreciation is approximately $1.1 million, the aggregate gross unrealized depreciation is approximately $52.0 million, and the net unrealized depreciation is approximately $50.9 million.

[5]	No loan or debt securities were on non-accrual status as of December 31, 2017.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account holding cash.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

[9]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

[10]	Non-voting.

[11]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

[12]	Notice of redemption has been received for this security.

[13]	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

[14]	Fair value of this investment was determined using significant unobservable inputs.

KCAP FINANCIAL, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Per Share Data:
Net asset value, at beginning of period	$4.87	$5.24
Net investment income[1]	0.21	0.23
Net realized gains (losses) from investments[1]	-	(0.08)
Realized losses from extinguishment of debt[1]	-	(0.11)
Net change in unrealized depreciation on investments[1]	(0.13)	0.02
Net increase in net assets resulting from operations[4]	0.07	0.06
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.36)
Net increase in net assets relating to stock-based transactions:
Dividend reinvestment plan	-	(0.01)
Common stock withheld for payroll taxes upon vesting of restricted stock	-	0.01
Stock based compensation	0.02	-
Net increase in net assets relating to stock-based transactions[4]	0.02	-

Net asset value, end of period[4]	$4.66	$4.95
Total net asset value return[2]	1.8%	1.3%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.41	$3.98
Per share market value at end of period	$3.31	$3.65
Total market return[3]	5.9%	0.7%
Shares outstanding at end of period	37,349,224	37,317,815
Net assets at end of period	$173,908,505	$184,785,444
Portfolio turnover rate[6]	39.4%	73.8%
Average par debt outstanding	$105,719,241	$144,298,499
Asset coverage ratio	259%	274%
Ratio of net investment income to average net assets[5]	6.0%%	5.9%
Ratio of total expenses to average net assets[5]	9.7%%	9.4%
Ratio of interest expense to average net assets[5]	4.2%%	4.1%
Ratio of non-interest expenses to average net assets[5]	5.5%%	5.3%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.
[4]	Totals may not sum due to rounding.
[5]	Annualized.
[6]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

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

As of September 30, 2018, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $3.2 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from the Company by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates, either directly or through their subsidiaries, may make investments in the CLO Funds they manage. In addition, the Company holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended September 30, 2018, the Company provided approximately $66.0 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2018, the Company held loans it has made to 47 investee companies with aggregate principal amounts of approximately $150.6 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2018, the Company did not engage in any such or similar activities.

Recently adopted accounting pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with the financial instruments are scoped out of ASC 606, and therefore, there was no material impact from adoption.

Pending accounting pronouncements

In March 2017, the FASB issued an Accounting Standards Update, ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. At this time, management is evaluating the implications of these changes on the financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU 2018-13. We are permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of adopting ASU 2018-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of this guidance and expects to record assets and liabilities for its current operating leases upon adoption of ASU 2016-02. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its results of operations or cash flows.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2018, one of our investments was on non-accrual status, and three of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

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

Investment in Joint Venture. For the three months and nine months ended September 30, 2018, the Company recognized $750,000 and $2.2 million in investment income from its investment in the Joint Venture. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint Venture was approximately $21.4 and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2018 and 2017:

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net increase (decrease) in net assets resulting from operations	$1,348,849	$(669,449)	$2,646,472	$2,237,830
Net (increase) decrease in net assets allocated to unvested share awards	(10,133)	3,260	(17,606)	(18,094)

Net increase (decrease) in net assets available to common stockholders	$1,338,716	$(666,189)	$2,628,866	$2,219,736

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,349,904	37,196,621	37,354,449	37,202,011

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations	$0.04	$(0.02)	$0.07	$0.06
Net increase (decrease) in net assets per diluted shares:
Net increase (decrease) in net assets from operations	$0.04	$(0.02)	$0.07	$0.06

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

There were 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three and nine months ended September 30, 2018. There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three and nine months ended September 30, 2017. Since the effects are anti-dilutive for both periods, the options were not included in the computation.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2018 and December 31, 2017:

	September 30, 2018 (unaudited)			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$24,431,512	$24,431,512	9	$77,300,320	$77,300,320	26
Senior Secured Loan	66,465,014	62,292,360	23	48,337,900	44,960,146	14
Junior Secured Loan	76,396,298	71,229,383	26	62,561,913	58,941,300	19
Senior Unsecured Loan	6,277,283	6,277,283	2	12,777,283	12,777,283	4
Senior Secured Bond	—	—	-	1,502,374	1,518,750	-
CLO Fund Securities	68,769,245	47,983,931	18	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,079,336	1	10,571,007	4,414,684	1
Asset Manager Affiliates³	51,591,230	35,818,000	13	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,373,570	8	24,914,858	21,516,000	7
Total	$329,416,447	$273,485,375	100%	$362,895,917	$311,956,156	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$5,394,947	$5,217,569	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	51,591,230	35,818,000	13	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	4,441,289	4,399,103	1	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,970,854	5,888,896	2	7,496,438	7,435,050	2
Capital Equipment	9,420,537	8,574,662	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	9,513,138	9,487,169	3	—	—	—
CLO Fund Securities	68,769,245	47,983,931	18	72,339,032	51,678,673	17
Construction & Building	1,404,511	1,397,347	1	1,004,093	999,872	-
Consumer goods: Durable	1,137,491	396,355	—	1,071,340	805,607	-
Consumer goods: Non-durable	1,593,869	1,593,061	1	691,234	694,662	-
Energy: Oil & Gas	17,700,944	12,281,830	4	14,932,542	11,433,777	4
Environmental Industries	8,405,778	7,228,048	3	6,330,630	5,766,437	2
Forest Products & Paper	1,563,068	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	41,181,476	35,770,898	13	30,367,449	25,512,654	8
High Tech Industries	13,072,205	13,054,861	5	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,373,570	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,239,996	2,911,195	1	3,371,086	3,318,296	1
Related Party Loans	6,277,283	6,277,283	2	12,777,283	12,777,283	4
Services: Business	8,409,271	7,220,573	3	3,563,574	2,366,400	1
Telecommunications	6,444,211	6,437,973	2	6,455,489	6,466,949	2
Textiles and Leather	10,138,033	10,139,179	4	7,950,994	7,947,940	3
Money Market Accounts	24,431,512	24,431,512	9	52,293,570	52,293,570	17
Transportation: Cargo	4,000,701	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$329,416,447	$273,485,375	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of its investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At September 30, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 26% and 23% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 18% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 17% and 16% of its total assets on such dates, respectively).

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

In September 2018, the Company purchased $10 million par value of the Subordinated Notes of Catamaran CLO 2018-1 at a cost of $9.5 million.

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1, exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of September 30, 2018, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $319,000 in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in 2018. The Company received approximately $10.5 million on its investment in Katonah 2007-1 during the first quarter of 2018 in connection with the continuing liquidation of Katonah 2007-1. The Company expects to record a realized loss during 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

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

Affiliate Investments

The following table details investments in affiliates at September 30, 2018 (unaudited) and December 31, 2017:

	Industry Classification	Fair Value at of December 31, 2017	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of September 30, 2018 (unaudited)	Interest Income	Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$38,849,000	$(1,000,000)	-	(2,031,000)	$-	$35,818,000	$	$920,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	-	-	-	-	-	1,151,339	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	8,359,051	(2,081,769)	-	-	-	6,277,282	621,761
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	4,418,232	(4,418,232)	-	-	-	-	229,380
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,486	(10,487,425)	271,657	(404,718)	-	150,000	271,658	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000	-	-	-	-	10,000	-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,578,480)	264,748	2,949	-	10,000	264,748	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,699	(982,527)	941,526	(810,647)	-	6,072,051	941,526	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,178	(1,006,933)	1,012,363	1,474,091	-	9,709,699	1,012,363	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(762,433)	491,759	32,671	-	4,262,959	491,759	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,600	(386,595)	382,338	(73,153)	-	3,492,190	382,338	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,685	(939,746)	688,390	(146,603)	-	8,132,726	688,391	-
Catamaran CLO 2018-1, Ltd. (1)(2)(4)	CLO Fund Securities	-	9,500,000	-	(500,000)	-	9,000,000		-
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	4,632,000	-	27,897	31,536	-	4,691,433	375,252
KCAP Freedom 3, LLC (4)(6)	Joint Venture	21,516,000	-	-	(142,430)	-	21,373,570	-	2,150,000

Total Affiliated Investments		$122,630,676	$(15,144,140)	$4,080,678	$(2,567,304)	$-	$108,999,910	$6,430,515	$3,070,000

	Industry Classification	Fair Value at December 31, 2016	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2017	Interest Income	Dividend Income

Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$40,198,000	$(2,750,000)	$-	$1,401,000	$-	$38,849,000	$-	$460,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	-	-	-	-	-	-	916,765	-
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	8,359,051				8,359,051	148,721
Trimaran Advisors, LLC Related Party Loan (4)(5)(6)	Related Party Loans	-	4,418,232				4,418,232	16,752
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	20,453,099	(13,157,760)	5,660,026	(2,184,878)	-	10,770,486	5,660,026	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	1,195,152	(1,264,090)	-	78,938	-	10,000	-	-
Catamaran CLO 2012-1, Ltd. (1)(2)(4)	CLO Fund Securities	2,819,412	(771,743)	699,611	(426,497)	-	2,320,783	699,611	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,918,807	(1,054,362)	834,448	2,224,807	-	6,923,699	834,448	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	4,546,682	2,319,047	1,079,850	1,643,907	(1,359,309)	8,230,178	1,079,850	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	5,092,087	(1,130,813)	806,058	(266,370)	-	4,500,962	806,058	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,223,255	(571,562)	446,893	471,017	-	3,569,600	446,893	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,350,290	(1,146,242)	1,093,043	233,593	-	8,530,685	1,093,043	-
CRMN 2014-1A (1)(2)(4)	CLO Fund Securities	1,310,000	(1,545,506)	9,259	131,727	94,520	-	97,885	-
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	-	4,346,290	89,676	196,035		4,632,000	89,676
KCAP Freedom 3, LLC (4)(6)	Joint Venture	-	24,914,858	-	(3,398,858)	-	21,516,000	-	949,037

Total Affiliated Investments		$92,106,784	$20,965,400	$10,718,864	$104,421	$(1,264,789)	$122,630,676	$11,889,728	$1,409,037

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the 1940 Act.
[6]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

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

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. Approximately $11.2 million of this distribution was a reduction in the cost basis of the Company’s investment in the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

The Company owns a 60% equity investment in the Joint Venture. The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2018 (unaudited)	As of December 31, 2017
Cash	$-	$1,717
Investment at fair value	37,861,178	37,080,000
Total Assets	$37,861,178	$37,081,717

Total Liabilities	$2,238,561	$1,221,916
Total Equity	35,622,617	35,859,801
Total Liabilities and Equity	$37,861,178	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Investment income	$1,148,571	$1,026,962	$3,566,385	$1,026,962
Operating expenses	56,512	10,000	110,273	10,000
Net investment income	1,092,059	1,016,962	3,456,112	1,016,962
Unrealized appreciation (depreciation) on investments	529,662	79,258	(35,274)	79,258
Net income	$1,621,721	$1,096,220	$3,420,838	$1,096,220

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2018

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 10.7%, 12/29 maturity	100.0%	$42,959,706	$37,861,178

Total Investments			$42,959,706	$37,861,178

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of September 30, 2018 (unaudited) and December 31, 2017, respectively:

	As of September 30, 2018 (unaudited)
	Level I	Level II	Level III	Total
Short Term investments	$—	$24,431,512	$—	$24,431,512
Debt securities	—	28,572,507	111,226,520	139,799,027
CLO Fund Securities	—	—	47,983,931	47,983,931
Equity securities	—	1,142,283	2,937,053	4,079,336
Asset Manager Affiliates	—	—	35,818,000	35,818,000
Joint Venture	—	—	21,373,570	21,373,570
Total	$—	$54,146,302	$219,339,074	$273,485,376

	As of December 31, 2017
	Level I	Level II	Level III	Total
Short Term investments	$25,006,750	$52,293,570	$—	$77,300,320
Debt securities	—	48,312,024	69,885,455	118,197,479
CLO Fund Securities	—	—	51,678,673	51,678,673
Equity securities	—	—	4,414,684	4,414,684
Asset Manager Affiliates	—	—	38,849,000	38,849,000
Joint Venture	—	—	21,516,000	21,516,000
Total	$25,006,750	$100,605,594	$186,343,812	$311,956,156

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

	Nine Months Ended September 30, 2018
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Transfers out of Level III¹	(694,662)	—	(1,142,283)	—	—	(1,836,945)
Transfers into Level III²	20,941,778	—	—	—	—	20,941,778
Net accretion	135,616	4,305,175	—	—	—	4,440,791
Purchases	34,761,038	9,500,000	—	—	—	44,261,038
Sales/Paydowns/Return of Capital	(8,641,522)	(17,374,962)	—	(1,000,000)	—	(27,016,484)
Total realized loss included in earnings	(56,873)	—	—	—	—	(56,873)
Change in unrealized loss included in earnings	(5,104,310)	(124,955)	(335,348)	(2,031,000)	(142,430)	(7,738,043)
Balance, September 30, 2018	$111,226,520	$47,983,931	$2,937,053	$35,818,000	$21,373,570	$219,339,074
Changes in unrealized losses included in earnings related to investments still held at reporting date	$(1,693,491)	$(124,955)	$(335,348)	$(2,031,000)	$(142,430)	$(4,327,224)

¹Transfers out of Level III represent a transfer of $1,836,945 relating to securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2018.

²Transfers into Level III represent a transfer of $20,941,778 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information.

As of September 30, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 11,763,622	Enterprise Value	Average EBITDA Multiple	5.8x– 8.3x (5.9x)
	99,462,898	Income Approach	Implied Discount Rate	7.0% – 27.3% (12.0%)
Equity Securities	2,928,053	Enterprise Value	Average EBITDA Multiple	4.5x – 11.3x (10.0x)
	9,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	38,443,651	Discounted Cash Flow	Discount Rate	10.4%-12.0% (11.80%)
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	9,000,000	Market Approach	3rd Party Quote	90.0%
	540,280	Liquidation Value	Qualitative Inputs(2)
Asset Manager Affiliate	35,818,000	Discounted Cash Flow	Discount Rate	3.33% - 12.0% (7.14%)
Joint Venture	21,373,570	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$ 219,339,074

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2018 and December 31, 2017, the Asset Manager Affiliates had approximately $3.2 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $35.8 million and $38.8 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. During the first three quarters of 2018, the Asset Manager Affiliates did not recognize any incentive fee revenue. During the first three quarters of 2017, the Asset Manager Affiliates recognized $2.9 million of incentive fee revenue from Trimaran VII, which was called in January 2017. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. As of September 30, 2018, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

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

For the three months ended September 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $300,000 and $880,000 to the Company, respectively. For the nine months ended September 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of approximately $1.9 million and $2.2 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $300,000 and $180,000 of Dividends from Asset Manager Affiliates, as reflected in the Company’s Statement of Operations three months ended 2018 and 2017, respectively. The Company recognized $920,000 and $180,000 Dividends from Asset Manager Affiliates, as reflected in the Company’s Statement of Operations for the nine months ended September 30, 2018 and 2017, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the nine months ended September 30, 2018 and 2017 the difference of $1.0 million and $2.0 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “Due from Affiliates” account on the consolidated balance sheets.

The tax attributes of distributions received from the Asset Manager Affiliates are determined on an annual basis. The Company makes an estimate of the tax-basis earnings and profits of the Asset Manager Affiliates on a quarterly basis, and any quarterly distributions received in excess of the estimated earnings and profits are recorded as return of capital (reduction in the cost basis of the investment in the Asset Manager Affiliates).

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

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	September 30, 2018	December 31, 2017
Cash	$3,348,249	$4,655,662
Investments	23,642,448	79,901,209
Intangible Assets	22,830,000	22,830,000
Other Assets	2,498,125	4,471,250
Total Assets	$52,318,822	$111,858,121

Borrowings	$19,685,000	$69,802,500
Borrowings from related parties	6,277,282	12,792,218
Other Liabilities	4,259,976	6,789,433
Total Liabilities	30,222,258	89,384,151
Total Equity	22,096,564	22,473,970
Total Liabilities and Equity	$52,318,822	$111,858,121

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee Revenue	$2,712,405	$3,027,460	$8,662,932	$12,000,010
Interest Income	645,795	25,298	2,914,386	31,208
Total Income	3,358,200	3,052,758	11,577,318	12,031,218
Operating Expenses	1,941,795	2,547,545	7,287,001	7,852,377
Amortization of Intangibles	-	-	-	327,541
Interest Expense	935,654	121,468	3,648,760	525,034
Total Expenses	2,877,449	2,669,013	10,935,761	8,704,952
Income before unrealized gains on investments and income taxes	480,751	383,745	641,557	3,326,266
Net realized and unrealized gains on investments	207,427	-	410,888	-
Income before income taxes	688,178	383,745	1,052,445	3,326,266
Income Tax (Benefit) Expense	(161,584)	(79,791)	(490,150)	978,769
Net Income	$849,762	$463,536	$1,542,595	$2,347,497

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2018	December 31, 2017
Total Investments at Fair Value	$89,606	$778,828
Cash	229,107	1,673,789
Receivable for investments sold	-	8,750,934
Total assets	318,713	11,203,551
CLO Debt at Fair Value	-	10,770,486
Total Liabilities	89,608	10,854,495
Total Net Assets	229,105	349,056

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income from Investments	$-	$1,185,765	$-	$4,336,891
Total Income	-	1,203,940	6,505	4,392,101
Interest Expense	-	1,275,068	10,487,425	4,289,994
Total Expenses	4,184	1,401,622	10,631,098	4,885,278
Net Realized and Unrealized Gains (Losses)	-	(48,669)	10,504,641	(1,207,183)
Increase (Decrease) in net assets resulting from operations	(4,184)	(246,351)	(119,952)	(1,700,360)

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

Similarly, it is expected that Trimaran CLO VII, Ltd. and Catamaran CLO 2012-1 Ltd. will be fully liquidated in 2018, whereupon any previously recognized unrealized losses will be reversed and recognized as realized losses in the statement of operations.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. On November 17, 2017, the Trimaran Credit Facility was amended to extend the maturity date to November 17, 2022 and bears interest at an annual rate of 9.0%. At September 30, 2018, and December 31, 2017 there were no loans outstanding under the Trimaran Credit Facility. For the three months ended September 30, 2018 and 2017, the Company recognized interest income of approximately $512,000 and $126,000, respectively, related to the Trimaran Credit Facility. For the nine months ended September 30, 2018 and 2017, the Company recognized interest income of approximately $1.2 million and $529,000, respectively, related to the Trimaran Credit Facility.

On October 30, 2017, the Company entered into a term loan agreement with Trimaran Advisors, one of the Asset Manager Affiliates. Trimaran Advisors borrowed $8.4 million under this agreement, which bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on April 30, 2030, can be repaid at any time, and must be repaid upon the occurrence of certain events. For the nine months ended September 30, 2018, $2.1 million of the principal on this loan was repaid by Trimaran Advisors. During the three and nine months ended September 30, 2018, the Company recognized interest income of approximately $182,000 and $622,000, respectively, related to this loan.

On October 31, 2017, Trimaran Advisors capitalized Trimaran Risk Retention Holdings, LLC, a newly-formed wholly-owned subsidiary, with $8.4 million of equity capital. In turn, Trimaran Risk Retention Holdings, LLC capitalized Trimaran RR I, LLC, a wholly-owned subsidiary of Trimaran Risk Retention Holdings, LLC, with $8.4 million of equity capital. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $34.8 million notional amount of notes issued by Catamaran CLO 2014-1, Ltd. for aggregate consideration of $35.5 million. On December 21, 2017, the Company entered into another term loan agreement with Trimaran Advisors. Trimaran Advisors borrowed $4.4 million, which also bears interest at a rate of 10.5% annually, payable quarterly. During the second quarter of 2018, this loan was repaid in full by Trimaran Advisors. During the three and nine months ended September 30, 2018, the Company recognized interest income of approximately $0 and $229,000, respectively, related to this loan.

On December 21, 2017, Trimaran Advisors contributed $4.4 million of equity capital to Trimaran Risk Retention Holdings, LLC. In turn, Trimaran Risk Retention Holdings, LLC contributed $4.4 million of equity capital to Trimaran RR I, LLC. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $27.4 million notional amount of notes issued by Catamaran CLO 2013-1, Ltd. for aggregate consideration of $27.4 million.

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

On June 4, 2018, Trimaran RR I, LLC. sold $31.4 million and $24.9 million, of notional amount of notes issued by Catamaran CLO 2014-1, Ltd and Catamaran 2013-1, Ltd, respectively.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2018 (unaudited)	As of December 31, 2017

6.125% Notes Due 2022 (net of offering costs of: 2018-$2,341,686; 2017 - $2,734,248)	$75,065,514	$74,672,952
7.375% Notes Due 2019 (net of offering costs of: 2018 - $31,173; 2017 - $259,635)	6,968,827	26,740,365
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,246,998)	21,701,195	-
	$103,735,536	$101,413,317

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2018 were 6.1% and 3.7 years, respectively, and as of December 31, 2017 were 6.4% and 3.9 years, respectively.

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

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million.  Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012.  The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately, $129,000 and $498,000, respectively. For the nine months ended September 30, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately $694,000 and $1.7 million, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $32,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation

Fair Value of 7.375% Notes Due 2019.    The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $7.2 million and $27.3 million, respectively.  The fair value was determined based on the closing price on September 28, 2018 and December 29, 2017 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2018, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $450,000, respectively. For the nine months ended September 30, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $3.6 million and $450,000, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.3 million remains to be amortized as of September 30, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $2.3 million at September 30, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $78.0 million and $77.7 million at September 30, 2018 and December 31, 2017. The fair value was determined based on the closing price on September 28, 2018 and December 29, 2017 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At September 30, 2018, Funding was in compliance with all of its debt covenants.

As of September 30, 2018, $22.9 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

For the three months ended September 30, 2018, interest expense related to the Revolving Credit Facility was approximately $317,000. For the nine months ended September 30, 2018, interest expense related to the Revolving Credit Facility was approximately $667,000.

The Company incurred approximately $1.5 million of debt offering costs in connection with the issuance of the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility, of which approximately $1.2 million remains to be amortized as of September 30, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.2 million at September 30, 2018. The fair value of the Revolving Credit Facility borrowings was approximately $22.9 million at September 30, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Net increase in net assets resulting from operations	$2,646,472	$2,237,830
Net change in unrealized depreciation (appreciation) from investments	4,991,311	(875,365)
Excess capital losses over capital gains	306,410	6,993,940
Book/tax differences on CLO equity investments	(36,416)	(1,697,865)
Other book/tax differences	924,707	224,785
Taxable income before deductions for distributions	$8,832,484	$6,883,325
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.24	$0.19
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.24	$0.19

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $1.9 million and $2.2 million respectively, to the Company. For the nine months ended September 30, 2018 and 2017, the Company recognized $920,000 and $180,000 of dividends from the Asset Manager Affiliates, as reflected in the Company’s Statement of Operations. For the nine months ended September 30, 2018 and 2017, the differences of $1.0 million and $2.0 million, respectively, between cash distributions received and the estimated tax-basis earnings and profits of the distributing affiliate, are recorded as adjustments to the cost basis in the Asset Manager Affiliates (i.e. tax-basis return of capital).

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

At September 30, 2018, the Company had a net capital loss carryforward of $88.6 million to offset net capital gains, to the extent provided by federal tax law. $13.5 million of net capital loss carryforward expired in 2017. $17.9 million of net capital loss carryforward is subject to expiration in 2018. $70.7 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On September 18, 2018, the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of approximately $3.7 million. The record date was October 9, 2018 and the distribution was paid on October 29, 2018.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2018 and December 31, 2017, the Company had $370,000 and $0 outstanding commitments, respectively.

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2018 and 2017, the Company issued 46,942 and 75,059 shares, respectively, of common stock under its dividend reinvestment plan. For the nine months ended September 30, 2018, there were 6,000 grants of restricted stock, 16,261 shares were forfeited, and 122,878 shares vested. The total number of shares of the Company’s common stock outstanding as of September 30, 2018 and December 31, 2017 was 37,349,224 and 37,339,224, respectively. During the nine months ended September 30, 2018 and 2017, the Company repurchased 26,681 and 64,176, respectively shares at an aggregate cost of approximately $87,000 and $225,000, respectively, in connection with the vesting of restricted stock awards.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2017 through September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2017	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2017	50,000	$7.72	1.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired Unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97

Outstanding at September 30, 2018	30,000	$4.88	1.2	$-

Total vested at September 30, 2018	30,000	$4.88	1.2

[1]	Represents the difference between the market value of shares of the Company on September 30, 2018 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the nine months ended September 30, 2018 and 2017, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2018, the Company had no remaining compensation costs related to unvested stock option awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2017 through September 30, 2018 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2017	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-vested shares outstanding at December 31, 2017	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(16,261)
Non-Vested Outstanding at September 30, 2018	164,060

For the three months ended September 30, 2018, non-cash compensation expense related to restricted stock was approximately $87,000; of this amount approximately $32,000 was expensed at the Company, and approximately $55,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended September 30, 2017, non-cash compensation expense related to restricted stock was approximately $226,000; of this amount approximately $83,000 was expensed at the Company, and approximately $143,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2018, non-cash compensation expense related to restricted stock was approximately $574,000; of this amount approximately $217,000 was expensed at the Company, and approximately $357,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2017, non-cash compensation expense related to restricted stock was approximately $878,000; of this amount approximately $330,000 was expensed at the Company and approximately $548,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2018, the Company had approximately $483,000 of total unrecognized compensation cost related to non-vested restricted share awards; of this amount approximately $208,000 will be expensed at the Company, and approximately $275,000 is a reimbursable expense allocated to the Asset Manager Affiliates. That cost is expected to be recognized over the remaining weighted average period of 2.1 years. As of September 30, 2017, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $11,000 and $1,000 was expensed during the three months ended September 30, 2018 and 2017, respectively, related to the 401K Plan. Approximately $31,000 and $35,000 was expensed during the nine months ended September 30, 2018 and 2017, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $21,000 and $46,000 was expensed during the three months ended September 30, 2018 and 2017, respectively, related to the Profit-Sharing Plan. Approximately $93,000 and $139,000 was expensed during the nine months ended September 30, 2018 and 2017, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On October 24, 2018, the Company caused notices to be issued to the holders of the 7.375% Notes Due 2019 regarding the Company’s exercise of its option to redeem all of the issued and outstanding 7.375% Notes Due 2019. The Company will redeem all $7.0 million in aggregate principal amount of the 7.375% Notes Due 2019 on November 26, 2018 at a cost of $7.0 million. The Company expects to record a realized loss on early extinguishment of debt of approximately $30,000 during the fourth quarter of 2018.

The Company has evaluated events and transactions occurring subsequent to September 30, 2018 for items that should potentially be recognized or disclosed in these financial statements. Other than noted above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.2 billion of par value assets under management as of September 30, 2018. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and each is managed independently from us by a separate management team. Certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2018 (unaudited) and for the year ended December 31, 2017 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2016	$238,343,330	$54,174,350	$5,056,355	$40,198,000	$—	$337,772,035
2017 Activity:
Purchases / originations /draws	181,613,690	11,211,368	182,000	—	36,738,873	229,745,931
Pay-downs / pay-offs / sales	(300,625,104)	(25,598,497)	—	(2,750,000)	(11,824,015)	(340,797,616)
Net accretion of interest	304,904	11,139,633	—	—	—	11,444,537
Net realized losses	(5,634,255)	(1,264,789)	—	—	—	(6,899,044)
Increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	3,389,993

Fair Value at December 31, 2017	118,197,479	51,678,673	4,414,684	38,849,000	21,516,000	234,655,836
2018 Activity:
Purchases / originations /draws	66,050,935	9,500,000	—	—	—	75,550,935
Pay-downs / pay-offs / sales	(43,057,606)	(17,374,962)	—	(1,000,000)	—	(61,432,568)
Net accretion of interest	1,103,133	4,305,175	—	—	—	5,408,308
Net realized losses	(137,336)	—	—	—	—	(137,336)
Decrease in fair value	(2,357,578)	(124,955)	(335,348)	(2,031,000)	(142,430)	(4,991,311)

Fair Value at September 30, 2018	$139,799,027	$47,983,931	$4,079,336	$35,818,000	$21,373,570	$249,053,864

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

The following table shows the Company’s portfolio by security type at September 30, 2018 and December 31, 2017:

	September 30, 2018 (unaudited)			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$24,431,512	$24,431,512	9	$77,300,320	$77,300,320	26
Senior Secured Loan	66,465,014	62,292,360	23	48,337,900	44,960,146	14
Junior Secured Loan	76,396,298	71,229,383	26	62,561,913	58,941,300	19
Senior Unsecured Loan	6,277,283	6,277,283	2	12,777,283	12,777,283	4
Senior Secured Bond	—	—	-	1,502,374	1,518,750	-
CLO Fund Securities	68,769,245	47,983,931	18	72,339,032	51,678,673	17
Equity Securities	10,571,007	4,079,336	1	10,571,007	4,414,684	1
Asset Manager Affiliates³	51,591,230	35,818,000	13	52,591,230	38,849,000	12
Joint Venture	24,914,858	21,373,570	8	24,914,858	21,516,000	7
Total	$329,416,447	$273,485,375	100%	$362,895,917	$311,956,156	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018 (unaudited)			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$5,394,947	$5,217,569	2%	$5,636,056	$4,115,487	1%
Asset Management Company [2]	51,591,230	35,818,000	13	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	4,441,289	4,399,103	1	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,970,854	5,888,896	2	7,496,438	7,435,050	2
Capital Equipment	9,420,537	8,574,662	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	9,513,138	9,487,169	3	—	—	—
CLO Fund Securities	68,769,245	47,983,931	18	72,339,032	51,678,673	17
Construction & Building	1,404,511	1,397,347	1	1,004,093	999,872	-
Consumer goods: Durable	1,137,491	396,355	—	1,071,340	805,607	-
Consumer goods: Non-durable	1,593,869	1,593,061	1	691,234	694,662	-
Energy: Oil & Gas	17,700,944	12,281,830	4	14,932,542	11,433,777	4
Environmental Industries	8,405,778	7,228,048	3	6,330,630	5,766,437	2
Forest Products & Paper	1,563,068	1,600,960	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	41,181,476	35,770,898	13	30,367,449	25,512,654	8
High Tech Industries	13,072,205	13,054,861	5	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	-
Joint Venture	24,914,858	21,373,570	8	24,914,858	21,516,000	7
Media: Advertising, Printing & Publishing	3,239,996	2,911,195	1	3,371,086	3,318,296	1
Related Party Loans	6,277,283	6,277,283	2	12,777,283	12,777,283	4
Services: Business	8,409,271	7,220,573	3	3,563,574	2,366,400	1
Telecommunications	6,444,211	6,437,973	2	6,455,489	6,466,949	2
Textiles and Leather	10,138,033	10,139,179	4	7,950,994	7,947,940	3
Money Market Accounts	24,431,512	24,431,512	9	52,293,570	52,293,570	17
Transportation: Cargo	4,000,701	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	—	—	—	25,006,750	25,006,750	8
Total	$329,416,447	$273,485,375	100%	$362,895,917	$311,956,156	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At both September 30, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities was approximately 10.1% and 9.9%. At September 30, 2018 and December 31, 2017, the weighted average rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 8.9% and 9.6%, respectively.

The investment portfolio (excluding the Company’s investment in the Asset Manager Affiliates, CLO Fund Securities, Money Market accounts, and Joint Venture) at September 30, 2018 was spread across 20 different industries and 47 different entities with an average notional balance per entity of approximately $3.2 million. As of September 30, 2018, one of our investments was on non-accrual status, and three of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At September 30, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 26% and 23%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 18% and 16%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 17% and 16% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of September 30, 2018 and December 31, 2017, our Asset Manager Affiliates had approximately $3.2 billion and $3.0 billion, respectively, of par value of assets under management on which they earn management fees, and were valued at approximately $35.8 million and $38.8 million, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. As of September 30, 2018 and December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2018 and December 31, 2017, we had approximately $48 million and $52 million, respectively, invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

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

Our CLO Fund Securities as of September 30, 2018 and December 31, 2017 are as follows:

			September 30, 2018		December 31, 2017
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Preferred Shares	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.[3]	Income Notes	23.1	1,287,155	369,280	1,287,155	369,280
Katonah 2007-I CLO Ltd.[2,3]	Subordinated Notes	100.0	10,309,141	150,000	20,524,908	10,770,486
Trimaran CLO VII, Ltd.[2,3]	Subordinated Notes	10.5	379,830	10,000	379,830	10,000
Catamaran CLO 2012-1 Ltd.[2,3]	Subordinated Notes	24.9	3,534,069	10,000	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	18.3	4,976,307	6,072,051	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	20.1	9,863,503	9,709,699	9,858,073	8,230,178
KCAP F3C Senior Funding LLC[2]	Class E Notes	27.2	4,395,666	4,691,433	4,435,965	4,632,000
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,415,721	2,082,593	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	6,372,132	4,262,959	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	9.9	4,414,389	3,492,190	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.[2]	Subordinated Notes	24.9	9,835,446	8,132,726	10,086,802	8,530,685
Catamaran CLO 2018-1 Ltd.[2]	Subordinated Notes	24.8	9,500,000	9,000,000	—	—
Total			$68,769,245	$47,983,931	$72,339,032	$51,678,673

¹	Represents percentage of class held.
²	A CLO Fund managed by an Asset Manager Affiliate.
³	As of September 30, 2018, this CLO Fund security was not providing a taxable distribution.

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

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. Approximately $11.2 million of this distribution was a reduction in the cost basis of the Company’s investment in the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

The Company owns a 60% equity investment in the Joint Venture. The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2018 (unaudited)	As of December 31, 2017
Cash	$-	$1,717
Investment at fair value	37,861,178	37,080,000
Total Assets	$37,861,178	$37,081,717

Total Liabilities	$2,238,561	$1,221,916
Total Equity	35,622,617	35,859,801
Total Liabilities and Equity	$37,861,178	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Investment income	$1,148,571	$1,026,962	$3,566,385	$1,026,962
Operating expenses	56,512	10,000	110,273	10,000
Net investment income	1,092,059	1,016,962	3,456,112	1,016,962
Unrealized appreciation (depreciation) on investments	529,662	79,258	(35,274)	79,258
Net income	$1,621,721	$1,096,220	$3,420,838	$1,096,220

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2018

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 10.7%, 12/29 maturity	100.0%	$42,959,706	$37,861,178

Total Investments			$42,959,706	$37,861,178

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017.

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

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. generally accepted accounting principles (“GAAP”) statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, the Company anticipates a timely distribution of its tax-basis taxable income.

For non-junior class CLO Fund Securities, such as our investment in the Class E notes of KCAP F3C Senior Funding, LLC, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We may receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the nine months ended September 30, 2018, the Asset Manager Affiliates did not receive any incentive fees.

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

The Asset Manager Affiliates may pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we do not expect incentive fees available for distribution to be significant. The fair value of our investment in our Asset Manager Affiliates was approximately $35.8 million at September 30, 2018, with an unrealized depreciation for the nine months ended September 30, 2018 of approximately $2.0 million. For the nine months ended September 30, 2018 and 2017, we recognized dividend income of $920,000 and $180,000, respectively from the Asset Manager Affiliates, while cash distributions received were approximately $1.9 million and $2.2 million, respectively for the nine months ended September 30, 2018 and 2017. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.2 billion and $3.0 billion as of September 30, 2018 and December 31, 2017, respectively.

Investment in Joint Venture. For the three and nine months ended September 30, 2018, the Company recognized $750,000 and $2.2 million, respectively in investment income from its investment in the Joint Venture. For the three and nine months ended September 30, 2017 the Company recognized $685,000, respectively in investment income from its investment in the Joint Venture. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s investment in the Joint Venture was $21.4 million and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2018 and 2017 was approximately $7.2 million and $6.3 million, respectively. Of these amounts, approximately $4.8 million and $2.4 million was attributable to interest income on our Debt Securities Portfolio. Investment income for the nine months ended September 30, 2018 and 2017 was approximately $20.8 million and $21.7 million, respectively. Of these amounts, approximately $12.9 million and $11.8 million was attributable to interest income on our Debt Securities Portfolio.

At both September 30, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities was approximately 10.1% and 9.9%. At September 30, 2018 and December 31, 2017, the weighted average rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 8.9% and 9.6%, respectively.

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

For the three months ended September 30, 2018 and 2017, approximately $1.3 million and $2.8 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2018 and 2017, approximately $4.7 million and $8.7 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $4.7 million and $7.0 million of taxable distributable income on distributions from our CLO Fund Securities during the nine months ended September 30, 2018 and 2017, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended September 30, 2018 and 2017 were approximately $4.2 million and $3.7 million, respectively. Interest expense and amortization on debt issuance costs for the three months ended September 30, 2018 and 2017 was approximately $1.9 million and $1.4 million, respectively, on average debt outstanding of $103 million and $34 million, respectively.

Total expenses for the nine months ended September 30, 2018 and 2017 were approximately $12.9 million and $13.3 million, respectively. Interest expense and amortization on debt issuance costs for the nine months ended September 30, 2018 and 2017 were approximately $5.6 million and $5.8 million, respectively, on average debt outstanding of $106 million and $131 million, respectively.

For the three months ended September 30, 2018 and 2017, approximately $1.0 million and $1.1 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the nine months ended September 30, 2018 and 2017, approximately $3.2 million and $3.5 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended September 30, 2018 and 2017, respectively, professional fees and insurance expenses totaled approximately $1.0 million and $1.0 million. For the nine months ended September 30, 2018 and 2017, respectively, professional fees and insurance expenses totaled approximately $2.7 million and $2.8 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $382,000 and $396,000 for the three months ended September 30, 2018 and 2017, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.4 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net change in unrealized appreciation or depreciation on investments. For the three months ended September 30, 2018, net investment income and net realized losses were approximately $2.8 million, or $0.08 per share. For the three months ended September 30, 2017, net investment income and net realized losses were approximately $623,000, or $0.02 per share. For the nine months ended September 30, 2018, net investment income and net realized losses were approximately $7.8 million, or $0.21 per share. For the nine months ended September 30, 2017, net investment income and net realized losses were approximately $5.5 million, or $0.15 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For example, on February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment.

For the nine months ended September 30, 2018, GAAP-basis net investment income was approximately $7.9 million or $0.21 per basic share, while tax-basis distributable income was approximately $8.8 million or $0.24 per basic share. For the nine months ended September 30, 2017, GAAP-basis net investment income was approximately $8.4 million or $0.22 per basic share, while tax-basis distributable income was approximately $6.9 million or $0.19 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2018, our total investments had net unrealized depreciation of approximately $1.5 million. Included in the net unrealized loss for the three months ended September 30, 2018 are unrealized appreciation on CLO Fund Securities of approximately $688,000, net unrealized depreciation on equity securities of approximately $172,000, net unrealized depreciation on the Asset Manager Affiliates of $1.0 million, net unrealized depreciation on our debt securities of approximately $1.2 million, and unrealized appreciation on our Joint Venture investment of $282,000. During the three months ended September 30, 2017, our total investments had net unrealized appreciation of approximately $2.7 million. Included in the net unrealized appreciation for the three months ended September 30, 2017 are unrealized depreciation on CLO Fund Securities of approximately $1.6 million, unrealized depreciation and on equity securities of approximately $186,000, unrealized appreciation on the Asset Manager Affiliates of $2.9 million, and net unrealized appreciation on our debt securities of $1.8 million.

During the nine months ended September 30, 2018, our total investments had net unrealized depreciation of approximately $5.0 million. Included in the net unrealized loss in 2018 are unrealized depreciation on CLO Fund Securities of approximately $125,000, net unrealized depreciation on equity securities of approximately $335,000, net unrealized depreciation on the Asset Manager Affiliates of $2.0 million, net unrealized depreciation on our debt securities of approximately $2.4 million, and unrealized depreciation on our Joint Venture investment of $142,000. During the nine months ended September 30, 2017, our total investments had net unrealized appreciation of approximately $875,000. Included in the net unrealized appreciation for the nine months ended September 30, 2017 are net unrealized depreciation on CLO Fund Securities of approximately $4.0 million net unrealized depreciation and on equity securities of approximately $606,000, net unrealized appreciation on the Asset Manager Affiliates of $1.5 million, and net unrealized appreciation on our debt securities of $4.2 million.

Net Change in Stockholder’s Equity Resulting from Operations

The net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2018 was $1.3 million, or $0.04 per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2017 was $669,000, or $0.02 per basic share.

The net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2018 was $2.6 million, or $0.07 per basic share. Net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2017 was $2.2 million, or $0.06 per basic share.

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

As of September 30, 2018 and December 31, 2017 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2018	December 31, 2017

Cash	$1,713,906	$2,034,095
Restricted Cash	987,818	—
Short-term investments	24,431,512	77,300,320
Senior Secured Loan	62,292,361	44,960,146
Junior Secured Loan	71,229,383	58,941,300
Senior Unsecured Loan	6,277,283	12,777,283
Senior Secured Bond	—	1,518,750
CLO Fund Securities	47,983,931	51,678,673
Equity Securities	4,079,336	4,414,684
Joint Venture	21,373,570	21,516,000
Asset Manager Affiliates	35,818,000	38,849,000
Total	$276,187,100	$313,990,251

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% beginning on March 29, 2019). As of September 30, 2018, we had approximately $107.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 259%. We may also generally borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 7.375% Notes Due 2019 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At September 30, 2018 the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation. During the third quarter of 2016, $5.0 million par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes Due 2019 resulting in a realized loss on extinguishment of debt of $107,276. KCAP subsequently surrendered all of these Notes to the Trustee for cancellation. During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation.

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

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of a default by the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At September 30, 2018, Funding was in compliance with all of its debt covenants. During the first nine months of 2018, Funding borrowed $31 million under the Revolving Credit Facility. As of September 30, 2018, $22.9 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019 Funding will pay to agent an amount equal to 1% of the Revolver Commitments.

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

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, KCAP received a cash distribution of $12.6 million, $11.2 million of which was a return of capital.

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

The following table sets forth the quarterly distributions declared by us since 2016.

	Distribution	Declaration Date	Record Date	Pay Date
2018:
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.30

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016
Total declared in 2016	$0.57

1 Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2018 and December 31, 2017, the Company had $370,000 and $0 commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$107,355,393	$—	$7,000,000	$100,355,393	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2018, one of our investments was on non-accrual status. As of September 30, 2018, three of our investments were on partial non-accrual status whereby we have recognized income on a portion of contractual PIK amounts due.

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

	Distribution	Declaration Date	Record Date	Pay Date
2018:
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.30

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016
Total declared in 2016	$0.57

1 Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Recent Developments

On October 24, 2018, the Company caused notices to be issued to the holders of the 7.375% Notes Due 2019 regarding the Company’s exercise of its option to redeem all of the issued and outstanding 7.375% Notes Due 2019. The Company will redeem all $7.0 million in aggregate principal amount of the 7.375% Notes Due 2019 on November 26, 2018 at a cost of $7.0 million. The Company expects to record a realized loss on early extinguishment of debt of approximately $30,000 during the fourth quarter of 2018.

On November 6, 2018, C. Michael Jacobi stepped down from his role as a member of the Audit Committee of the Board and the Company's remaining directors appointed Christopher Lacovara, an existing director, to fill the vacancy on the Audit Committee of the Board.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2018, approximately 77% of our Debt Securities Portfolio were floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain floors ranging between 1.00% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2018, we had $107.4 million (par value) of borrowings outstanding at a current weighted average rate of 6.1%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2018 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,073,927	$2,038,425	$3,004,275
Decrease in interest rate	$(961,379)	$(1,191,035)	$(1,182,780)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.1 million on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.0 million and $3.0 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $961,000, $1,191,000 and $1,183,000, respectively. The negative impact of a 3% decline in interest rates is less severe than the impact of a 2% decline in interest rates due to the impact of interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2018.

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

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, except as described below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the nine months ended September 30, 2018, we issued a total of 46,942 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the nine months ended September 30, 2018, the aggregate value of the shares of our common stock issued under our DRIP was approximately $155,000.

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

KCAP FINANCIAL, INC.

Date: November 6, 2018	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By	/s/ Edward U. Gilpin
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

