Form 10-K
period 2018-12-31
KCAP Financial, Inc.
filed 2019-02-26
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
(212) 455-8300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share 6.125% Notes Due 2022	The NASDAQ Global Select Market The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $111,573,936 based upon a closing price of  $3.25 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of common stock of the registrant as of February 22, 2019 was 37,340,843.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.
NOTE ABOUT REFERENCES TO KCAP FINANCIAL, INC.
In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “KCAP”, “we”, “us” and “our” refer to KCAP Financial, Inc. and its wholly-owned subsidiaries, KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.
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

•
our ability to operate as a business development company and a regulated investment company, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

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

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
ii

PART I
Item 1.
Business

Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “KCAP” refer to KCAP Financial, Inc.
GENERAL
We are an internally managed, non-diversified closed-end investment company that is regulated as business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed in August 2006 under our former name, Kohlberg Capital Corporation, and completed our initial public offering in December 2006.
The Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.
On November 8, 2018, we entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which our wholly-owned subsidiary Commodore Holdings, LLC (“Commodore”) agreed to sell Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”) to LibreMax for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). In connection with the closing of the LibreMax Transaction on December 31, 2018, Commodore sold the Disposed Manager Affiliates, which manage collateralized loan obligation funds (“CLO Funds”), to LibreMax for a cash purchase price of approximately $37.9 million.
As of December 31, 2018, our remaining asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated in the normal course.
On December 14, 2018, we entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP (“BC Partners”), pursuant to which our management function would be externalized (the “Externalization”) and Sierra Crest Investment Management LLC, an affiliate of BC Partners (the “Adviser”) would be appointed as our investment adviser, subject to our stockholders’ approval of the proposed investment advisory agreement between us and the Adviser (the “Advisory Agreement”). At a special meeting of our stockholders (the “Special Meeting”) held on February 19, 2019, our stockholders approved the Advisory Agreement. As described further below, under “The Externalization Agreement,” if the transactions contemplated by the Externalization Agreement are completed, upon closing of the Externalization (the “Closing”), we will commence operations as an externally managed BDC managed by the Adviser.
The Company has also invested in debt and subordinated securities issued by CLO Funds (the “CLO Fund Securities”). Our investments in CLO Fund Securities are primarily managed by our formerly wholly-owned asset management subsidiaries, Trimaran Advisors and Trimaran Advisors Management, but from time-to-time the Company has made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.
Our investments in CLO Fund Securities, which are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by the Disposed Manager Affiliates, are anticipated to provide the Company with recurring cash distributions.
The Company may also invest in other investments such as loans to smaller private companies, publicly-traded companies, high-yield bonds, joint ventures, managed funds, partnerships, and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with our debt investments.

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
Because we are internally managed by our executive officers under the supervision of our Board of Directors, we incur the operating costs associated with employing investment and portfolio management professionals.
As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) after such borrowing. The 1940 Act also generally prohibits us from declaring any cash dividend or distribution on any class of our capital stock if our asset coverage is below 200% (or the 150% asset coverage ratio effective as of March 29, 2019) at the time of the declaration of the dividend or distribution.
On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes (as defined and discussed in Note 6- “Borrowings” below) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a regulated investment company (“RIC”).
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
We have elected to be treated for U.S. federal income tax purposes as a RIC under the Internal Revenue Code (the “Code”) and intend to operate in a manner to maintain our RIC status. Accordingly, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary tax-basis taxable income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC tax treatment, we must meet the specified source-of-income and asset diversification requirements and distribute to our stockholders annually at least 90% of our net ordinary tax-basis taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each year.
We employ an experienced team of seven investment professionals and 13 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for more than 40 years. During the past 27 years, Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Debt Securities Portfolio, has managed investment portfolios in excess of  $4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for over 35 years, with significant experience in overseeing the financial operations and reporting for asset management businesses.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Financial Standards Board Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. Other than KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I Holdings LLC and KCAP Senior Funding I LLC, none of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates and the Joint Venture (as defined below), are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, at which point any gain or loss on exit is reclassified and recognized as a “Net Realized Gain (Loss) from Investments.”
Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2018 was $4.23. On December 31, 2018, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.46. In addition, our 6.125% notes due 2022 (“6.125% Notes Due 2022”) are traded on the NASDAQ Global Select Market under the symbol “KCAPL.” As of December 31, 2018, the last reported price of our 6.125% Notes Due 2022, which have a par value of  $25.00, was $24.74.
Our Corporate Information
Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017, and our telephone number is (212) 455-8300. We maintain a website on the Internet at http://www.kcapfinancial.com. The information contained in our website is not incorporated by reference into this Annual Report. We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We make copies of these filings available on the Investor Relations-SEC Filings section of our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may also be obtained by electronic request at the following e-mail address: publicinfo@sec.gov
Investment Portfolio
Our investment portfolio generates investment income, which is generally used to pay principal and interest on our borrowings, operating expenses, and to fund our distributions to our stockholders. Our investment portfolio consists primarily of our Debt Securities Portfolio and investments in CLO Fund Securities.
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
Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2018:
•
represented approximately 54% of total investment portfolio;

•
contained credit instruments issued by corporate borrowers;

•
primarily comprised of senior secured and junior secured loans (52% and 48% of Debt Securities Portfolio, respectively);

•
spread across 21 different industries and 51 different entities;

•
average par balance per investment of approximately $2.8 million;

•
five investments were on non-accrual status; and

•
the weighted average contractual interest rate on our loans and debt securities was approximately 10.0%, and the weighted average contractual interest rate on our loans and debt securities, adjusted for non-accrual investments, was approximately 9.1%.

Our Debt Securities Portfolio investments generally average between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. The size of our investments and maturity dates may vary as follows:
•
senior secured term loans from $2 to $20 million maturing in five to seven years;

•
second lien term loans from $5 to $15 million maturing in six to eight years;

•
senior unsecured loans from $5 to $23 million maturing in six to eight years;

•
mezzanine loans from $5 to $15 million maturing in seven to ten years; and

•
equity investments from $1 to $5 million.

Investment in the Joint Venture.   During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, KCAP F3C Senior Funding, L.L.C. (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

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
CLO Fund Securities.   Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by the Disposed Manager Affiliates.
Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2018, unless otherwise specified:
•
CLO Fund Securities represented approximately 16% of total investment portfolio at December 31, 2018;

•
90% of CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds and 10% of CLO Fund Securities Portfolio was a rated note;

•
all CLO Funds invested primarily in credit instruments issued by corporate borrowers;

•
U.S. generally accepted accounting principles (“GAAP”) basis investment income of  $6.4 million; cash distributions received of approximately $19.5 million (approximately $3.5 million taxable distributable income, $16.0 million tax return of capital to KCAP).

Asset Manager Affiliates.   As of December 31, 2018, our Asset Manager Affiliates were valued at approximately $3.5 million. As discussed above, in connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax. Commodore Holdings, LLC received cash proceeds of  $37.9 million from the sale and distributed $33.8 million in cash to the Company. All of this cash distribution was recorded as a return of capital, and no realized gain or loss was recognized on this transaction. As of December 31, 2017, our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earned management fees, and were valued at approximately $38.8 million.
The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Manager Affiliates consist primarily of credit instruments issued by corporations. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by our affiliates to CLO Funds managed by unaffiliated third-parties on December 31, 2018.

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2018:
•
the fair value at December 31, 2018 of approximately $3.5 million represented approximately 1% of total investment portfolio;

•
for the year ended December 31, 2018, we received cash distributions of approximately $36.0 million, of which $34.8 million was a return of capital.

Revolving Credit Facility
On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer.
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
The maturity date is the earlier of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of a default by the Company, as defined in the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility are repayable by the Company at any time.
The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At December 31, 2018, Funding was in compliance with all of its debt covenants.
As of December 31, 2018, $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility.
Structure and Process
Structure
We are an internally managed BDC with 13 full-time employees. The following are our key functional teams that execute our business strategy:
•
Our BDC investment team consists of seven professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds, joint ventures, managed funds, partnerships and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with our debt investments.

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

We source investment opportunities from:
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
Monitoring
Our management team has significant experience monitoring credit portfolios. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with management and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action. In addition, most of our senior management team, has substantial workout and restructuring experience.

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
The Externalization Agreement
At a meeting of our Board of Directors held on December 12, 2018, the Board, including all of its independent directors, unanimously voted to approve the Advisory Agreement, contingent upon entering into the Externalization Agreement, obtaining Company stockholder approval of the Advisory Agreement, and closing of the transactions contemplated by the Externalization Agreement, and determined that the Advisory Agreement is in the best interests of us and our stockholders. At the Special Meeting held on February 19, 2019, our stockholders approved the Advisory Agreement. If the transactions contemplated by the Externalization Agreement are completed, upon the Closing, we will commence operations as an externally managed BDC managed by the Adviser.
Pursuant to the Externalization Agreement with BCP, the Adviser will become our investment adviser in exchange for a cash payment from BCP, or its affiliate, of  $25 million, or approximately $0.67 per share of our common stock, directly to our stockholders. In addition, following the Closing, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing date to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Advisory Agreement becomes effective, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by the Company, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement is $35.0 million.
The Company anticipates that the Closing will occur at the end of the quarter ending March 31, 2019, but the Company will issue a press release announcing the record date and payment date of the stockholding payment.
About the Adviser
At the Closing, the Adviser, an affiliate of BC Partners, will become the investment adviser of the Company. LibreMax intends to own a portion of the Adviser. Subject to the overall supervision of the Board, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America which had assets under management of over $24 billion as of December 19, 2018. The assets under management for BCP are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BCP operates a private equity investment platform (“BCP PE”) and a credit investment platform (“BCP Credit”) as fully integrated businesses. The investment activity of the Company will take place primarily within the BCP Credit platform. Integration with the broader BCP platform allows BCP Credit to leverage a team of approximately 60 investment professionals across its private equity platform including an eight-member operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. An affiliate of the Adviser currently manages a private BDC, BC Partners Lending Corporation, and a private fund in the BCP Credit platform. BCP intends to offer employment to certain Company employees, including but not limited to, the Company’s executive officers.
The Adviser will seek to invest on behalf of the Company in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser will employ fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and will seek to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Company will pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of  (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. The Incentive Fee will consist of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee will be 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee will be 17.50%. For more information regarding the terms of the fee structure under the Advisory Agreement, please see our definitive proxy statement filed with the SEC on January 15, 2019.
DETERMINATION OF NET ASSET VALUE
We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $4.23 and $4.87 as of December 31, 2018 and December 31, 2017, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:
	December 31, 2018		December 31, 2017
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in short-term investments(2)	$44,756,478	$1.20	$77,300,320	$2.07
Investments in debt securities	147,861,744	3.96	118,197,479	3.17
Investments in CLO Fund Securities	44,325,000	1.19	51,678,673	1.38
Investments in equity securities	14,504,687	0.39	4,414,684	0.12
Investments in Asset Manager Affiliates	3,470,000	0.09	38,849,000	1.04
Investment in Joint Venture	18,390,440	0.49	21,516,000	0.58
Cash	5,417,125	0.14	2,034,095	0.05
Restricted Cash(3)	3,907,341	0.10	—	—
All other assets	2,831,866	0.08	5,818,723	0.16
Total Assets	$285,464,681	$7.64	$319,808,974	$8.57
6.125% Notes Due 2022 (net of offering costs)	$75,199,858	$2.01	$74,672,952	$2.00
KCAP Funding I, LLC (net of offering costs)	25,200,331	0.68	—	—
7.375% Notes Due 2019 (net of offering costs)	—	—	26,740,365	0.72
Payable for open trades	23,204,564	0.62	34,215,195	0.92
Other liabilities	3,838,917	0.10	2,375,886	0.06
Total Liabilities	127,443,670	3.41	138,004,398	3.70
NET ASSET VALUE	$158,021,011	$4.23	$181,804,576	$4.87

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

(2)
Includes money market accounts and U.S. Treasury Bills.

(3)
Consists of cash held for interest and principal payments on the revolving credit facility of KCAP Funding I, LLC, our wholly owned subsidiary.

Valuation
As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities, joint ventures, partnerships and distressed debt securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, our Board of Directors determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. The Company uses an independent valuation firm to provide third party valuation consulting services to the Company and the Board of Directors. For additional information concerning valuation, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Valuation of Portfolio Investments”; and Notes 2 and 4 to the financial statements.

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
Employees
As of December 31, 2018, we had 13 employees, including an experienced team of seven investment professionals.
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
Indebtedness; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% effective as of March 29, 2019) immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. As noted above, on March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes (as defined and discussed in Note 6 —  “Borrowings” below) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure —  We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2018, our asset coverage ratio was 249%, above the minimum required asset coverage level of 200%.
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
Code of Ethics
We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at http://www.kcapfinancial.com. Our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may be obtained by electronic request to publicinfo@sec.gov
Privacy Principles
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
Other
We are subject to examination by the SEC for compliance with the 1940 Act.
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

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

◦
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
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long- term or short-term, depending on how long we held a particular warrant.
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
From time-to-time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.
The decision made in the United Kingdom referendum in June 2016 to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. As of February 2019, the process for the United Kingdom to exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union remain unclear and may to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.
Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist attacks, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Further terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team may also be called upon to focus their attention on other aspects of our business, including strategic opportunities available to us from time-to-time. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to source investments effectively could have a material adverse effect on our business, financial condition and results of operations.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”) a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
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
We may default under the Revolving Credit Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In the event we default under the Revolving Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Provisions in the Revolving Credit Facility or any other future borrowing facility may limit our discretion in operating our business.
The Revolving Credit Facility is, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants under the Revolving Credit Facility or any other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Revolving Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Revolving Credit Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.
In addition, under the Revolving Credit Facility or any future borrowing facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Revolving Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Revolving Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.
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
The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our securities.
Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On December 22, 2017, President Trump signed the “Tax Cuts and Jobs Act” into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. The Tax Cuts and Jobs Act is complex, and we cannot predict with certainty the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. Any acquisition may not result in short-term or long-term benefits to us. If we are unable to integrate or successfully manage any business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding the Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
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
In accordance with the SBCA, on March 29, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will change from 200% to 150%, effective March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.
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
On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “D.C. Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) against the SEC and the Board of Governors of the Federal Reserve System (the “Applicable Governmental Agencies”) that managers of so-called “open market CLOs” are not “securitizers” under Section 941 of the Dodd-Frank Act and, therefore, are not subject to the requirements of the U.S. risk retention rules (the “Appellate Court Ruling”). The LSTA was appealing from a judgment entered by the United States District Court for the District of Columbia (the “D.C. District Court”), which granted summary judgment in favor of the SEC and Federal Reserve and against the LSTA with respect to its challenges.

On April 5, 2018, the D.C. District Court entered an order implementing the Appellate Court Ruling and thereby vacated the U.S. risk retention rules insofar as they apply to CLO managers of  “open market CLOs.” In addition, the Applicable Governmental Agencies did not request that the case be heard by the United States Supreme Court. Since the Applicable Governmental Agencies have not successfully challenged the Appellate Court Ruling and the D.C. District Court has issued the above described order implementing the Appellate Court Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. risk retention rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of  “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of  “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.
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
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
As of December 31, 2018, we had $45.0 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by certain third party asset managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.
Risks Related to Our Common Stock
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.
We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and covenants that we agreed to in connection with the issuance of the 6.125% Notes Due 2022 (together, the “Notes”) we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the Notes that for the period of time during which the Notes are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.
All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
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
The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries and portfolio companies with respect to which we hold equity investments.
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
Furthermore, the terms of the indentures and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described above. Any changes to the 200% asset coverage ratio in the 1940 Act could affect the Notes. As discussed above, on March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Our Board of Directors has approved our ability to incur additional leverage as permitted by recent legislation.”
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
Even though the 6.125% Notes Due 2022 are listed on the NASDAQ Global Select Market, respectively, an active trading market for the Notes may not develop, or if it does develop, it will be sustained, which could limit your ability to sell the Notes or affect the market price of the Notes.
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
Risks Related to the Externalization Agreement
Our executive officers and directors may have interests in the Externalization that are different from, or in addition to, the interests of our stockholders generally.
Members of the Board and our executive officers may have interests in the Externalization that are different from, or are in addition to, the interests of our stockholders generally. Specifically, immediately prior to the Closing, each restricted share of the Company (the “Company Restricted Share”) outstanding and not previously forfeited under the Company’s Equity Incentive Plan or Non-Employee Director Plan shall become fully vested, all restrictions with respect to such Company Restricted Shares shall lapse, and the holders of such Company Restricted Shares shall be entitled to receive a pro rata share of the cash payment of  $25 million, or approximately $0.67 per share of the Company’s common stock (the “Stockholder Payment”), that BCP, or its affiliate, will make directly to the holders of record of the Company’s common stock immediately prior to the Closing.
The failure to complete the Externalization may result in a decrease in the market value of the Company’s common stock.
The Externalization is subject the satisfaction or appropriate waiver of closing conditions. As a result, we cannot assure you that the Externalization will be completed. If the Externalization is not completed for any reason, the market price of the Company’s common stock may decline.
Under certain circumstances, expense reimbursement may be payable by the Company upon termination of the Externalization Agreement.
The Externalization Agreement provides for the payment of expense reimbursement by the Company to BCP of up to $750,000 if  (i) the Externalization Agreement is terminated in connection with an adverse recommendation change by the Board (ii) or in the event the Board accepts a Superior Proposal, as defined in the Externalization Agreement, from a third party.

The Externalization Agreement limits the Company’s ability to pursue alternatives to the Externalization.
Under the terms of the Externalization Agreement, we are unable to solicit other acquisition proposals during the pendency thereof. In addition, under the terms of the Externalization Agreement, we are unable to engage in discussions with any party that makes an unsolicited acquisition proposal, unless such proposal (i) provides for the acquisition of 70% or more of the Company’s equity or assets, or assets representing 70% or more of the Company’s revenues for the 12-month period ended as of the most recent quarter end, (ii) provides for the payment of substantially all-cash consideration, (iii) is more favorable to our stockholders, from a financial point of view, than the transactions contemplated by the Externalization and (iv) is reasonably likely to be completed on the terms proposed on a timely basis.
The Externalization is subject to closing conditions that, if not satisfied or appropriately waived, will result in the Externalization not being completed, which may result in material adverse consequences to the Company’s business and operations.
The Externalization is subject to closing conditions that, if not satisfied, will prevent the Externalization from being completed.
The Company will be subject to operational uncertainties and contractual restrictions while the Externalization is pending.
Uncertainty about the effect of the Externalization may have an adverse effect on the Company while the Externalization is pending. These uncertainties may impair the Company’s ability to retain and motivate key personnel until the Externalization is consummated and could cause those that deal with the Company to seek to change their existing relationships with the Company. Retention of certain employees may be challenging during the pendency of the Externalization, as certain employees may experience uncertainty about their future following completion of the Externalization. In addition, the Externalization Agreement imposes limitations on the Company with respect to actions that it might otherwise pursue if the Externalization was not pending, which may result in the Company not pursuing certain business opportunities that may arise prior to the completion of the Externalization.
We have not yet identified the portfolio companies we will invest in after the closing of the Externalization.
The Adviser has not yet identified potential investments for our portfolio that we will acquire after the closing of the Externalization. The Adviser will select our investments and our stockholders will have no input with respect to investment decisions. As a result, we will be subject to all of the business risks and uncertainties associated with the origination of new investments, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.
After the closing of the Externalization, we will be dependent upon the Adviser for our future success.
After the closing of the Externalization, we will not have any employees. We will depend on the diligence, skill and network of business contacts of the Adviser’s investment professionals to source appropriate investments for us. We will depend on members of the Adviser’s investment team to appropriately analyze our investments and the Adviser’s investment committee to approve and monitor our portfolio investments. The Adviser’s investment committee, together with the other members of its investment team, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Adviser’s investment committee and the other investment professionals available to the Adviser. We do not have employment agreements with these individuals or other key personnel of the Adviser, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with the Adviser. The loss of a material number of senior investment professionals to which the Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to the Adviser’s investment professionals or its information and deal flow.

The proposed fee structure under the Advisory Agreement may induce the Adviser to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
After the closing of the Externalization, the incentive fees payable by us to the Adviser under the Advisory Agreement may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to the Adviser are calculated based on a percentage of our return on invested capital. This may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Moreover, because the base management fees payable to the Adviser under the Advisory Agreement will be payable based on our gross assets, excluding cash and cash equivalents but including those assets purchased with borrowed amounts, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.
The Adviser’s liability will be limited under the Advisory Agreement, and we will be required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Advisory Agreement, the Adviser will not assume any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as the Adviser for us, and not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
The Adviser will be able to resign upon 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
After the consummation of the Externalization, we will be an externally managed BDC pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Adviser will have the right to resign upon 60 days’ written notice, whether a replacement has been found or not. If the Adviser resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We may not replicate our historical performance, or the historical success of other investment vehicles advised by the Adviser.
We cannot provide any assurance that we will replicate our own historical performance, the historical success of the Adviser or the historical performance of other investment vehicles that the Adviser and its investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past or by other clients of the Adviser. We can offer no assurance that the Adviser will be able to continue to implement our investment objective with the same degree of success as it has had in the past.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

We do not own any real estate or other real property. We lease our principal headquarters at 295 Madison Avenue, 6th Floor, New York, New York 10017.
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
The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market for each fiscal quarter during the years ended December 31, 2018 and 2017.The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.
	During the Quarter		At Quarter End
	High	Low	Close	NAV(1)
2018:
Fourth quarter	$3.47	$2.93	$3.46	$4.23
Third quarter	$3.39	$3.13	$3.31	$4.66
Second quarter	$3.28	$3.09	$3.25	$4.72
First quarter	$3.57	$2.96	$3.14	$4.85
2017:
Fourth quarter	$3.98	$3.34	$3.41	$4.87
Third quarter	$3.67	$3.32	$3.65	$4.95
Second quarter	$4.04	$3.37	$3.53	$5.10
First quarter	$4.12	$3.93	$4.07	$5.14

(1)
Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly distributions in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 — ”Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to distributions we paid in respect of the periods indicated.
Stockholder Distributions
The following table lists the distributions per share declared by us for each fiscal quarter during the years ended December 31, 2018 and 2017.
	Distributions	Declaration Date	Record Date	Pay Date
2018:
Fourth quarter	$0.10	12/12/2018	1/7/2019(1)	1/31/2019
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	0.10	3/20/2018	4/6/2018	4/27/2018
Total declared for 2018	$0.40
2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018(1)	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	0.12	3/21/2017	4/7/2017	4/28/2017
Total declared for 2017	$0.46

(1)
Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

The determination of the tax attributes of our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the tax rate applicable to “qualified dividend income” from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. For further information about the tax attributes, see Note 7- “Distributable Taxable Income” of our notes to the financial statements, which can be found elsewhere in this Annual Report.
Performance Graph
The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2018. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.
Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2018)

(1)
Total return includes reinvestment of distributions through December 31, 2018. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS
As of December 31, 2018, there were approximately 40 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”
SALES OF UNREGISTERED SECURITIES
During the fiscal year ended December 31, 2018, we issued 64,671 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes certain information regarding the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2018:
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	30,000	$4.88	984,702(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	30,000	4.88	984,702

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

Item 6.
Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$22,494,890	$26,363,383	$34,131,571	$39,811,558	$34,802,690
Fees and other income	245,393	491,279	668,527	366,859	934,871
Dividends from Asset Manager Affiliates	1,246,510	460,000	1,400,000	5,348,554	5,467,914
Investment income – Joint Venture	3,100,000	949,037	—	—	—
Total interest and related portfolio income	27,086,793	28,263,699	36,200,098	45,526,971	41,205,475
Expenses:
Interest and amortization of debt issuance costs	7,403,436	7,661,407	9,110,603	11,727,880	11,538,179
Compensation	4,012,743	4,571,309	4,103,558	3,843,799	4,951,745
Other	5,666,137	5,011,852	4,495,942	5,772,502	4,594,983
Total operating expenses	17,082,316	17,244,568	17,710,103	21,344,181	21,084,907
Net Investment Income	10,004,477	11,019,131	18,489,995	24,182,790	20,120,568
Realized and unrealized (losses) gains on investments:
Net realized (losses) gains	(16,672,029)	(11,021,042)	(6,341,678)	(6,647,478)	(11,132,491)
Net change in unrealized (losses) gains	(2,903,994)	3,389,993	(13,188,048)	(36,169,870)	6,045,517
Total net (losses) gains	(19,576,023)	(7,631,049)	(19,529,726)	(42,817,348)	(5,086,974)
Net (decrease) increase in net assets resulting from operations	$(9,571,546)	$3,388,082	$(1,039,731)	$(18,634,558)	$15,033,594

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share:
Earnings per common share – basic	$(0.26)	$0.09	$(0.03)	$(0.50)	$0.44
Earnings per common share – diluted	$(0.26)	$0.09	$(0.03)	$(0.50)	$0.43
Net investment income per share – basic	$0.27	$0.30	$0.50	$0.65	$0.59
Net investment income per share – diluted	$0.27	$0.30	$0.50	$0.65	$0.58
Distributions declared per common share	$0.40	$0.46	$0.57	$0.78	$1.00
Taxable Distributable Income per basic share	$0.25	$0.16	$0.40	$0.63	$0.78
Balance Sheet Data:
Investment assets at fair value	$273,308,349	$311,956,156	$366,471,304	$409,570,495	$479,706,494
Total assets	$285,464,681	$319,808,974	$381,371,983	$421,204,697	$505,180,218
Total debt outstanding	$100,400,189	$101,413,317	$175,548,570	$201,103,761	$218,618,014
Stockholders’ equity	$158,021,011	$181,804,756	$194,924,925	$216,100,470	$255,316,701
Net asset value per common share	$4.23	$4.87	$5.24	$5.82	$6.94
Common shares outstanding at end of year	37,326,846	37,339,224	37,178,294	37,100,005	36,775,127
Other Data:
Investments funded(1)	118,159,373	227,722,823	75,724,590	130,954,741	235,905,130
Principal collections related to investment repayments or sales(1)	112,052,177	323,531,633	129,191,854	129,793,338	193,554,964
Number of portfolio investments at year end(1)	86	77	125	130	141
Weighted average interest rate on income producing debt investments(2)	10.0%	10.1%	7.0%	7.4%	7.3%
Weighted average interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual)(3)	9.1%	9.6%	7.0%	7.4%	7.3%

(1)
Does not include investments in time deposits or money markets.

(2)
Weighted average interest rate on income producing investments is calculated as the weighted average contractual interest rate on par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.

(3)
Weighted average interest rate of income producing investments (adjusted for non-accrual and partial non-accrual) is calculated as the weighted average contractual interest rate on par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio, excluding contractual income on non-accrual and partial non-accrual investments.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Note About Forward-Looking Statements” appearing elsewhere in this annual report. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “KCAP” refer to KCAP Financial, Inc.
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
On November 8, 2018, we entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which our wholly-owned subsidiary Commodore Holdings, LLC (“Commodore”) agreed to sell Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”) to LibreMax for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). In connection with the closing of the LibreMax Transaction on December 31, 2018, Commodore sold the Disposed Manager Affiliates, which manage collateralized loan obligation funds (“CLO Funds”), to LibreMax for a cash purchase price of approximately $37.9 million.
As of December 31, 2018, our remaining asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated in the normal course.
On December 14, 2018, we entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP (“BC Partners”), pursuant to which our management function would be externalized (the “Externalization”) and Sierra Crest Investment Management LLC, an affiliate of BC Partners (the “Adviser”) would be appointed as our investment adviser, subject to our stockholders’ approval of the proposed investment advisory agreement between us and the Adviser (the “Advisory Agreement”). At a special meeting of our stockholders (the “Special Meeting”) held on February 19, 2019, our stockholders approved the Advisory Agreement. As described further below, under “The Externalization Agreement,” if the transactions contemplated by the Externalization Agreement are completed, upon closing of the Externalization (the “Closing”), we will commence operations as an externally managed BDC managed by the Adviser.
The Company has also invested in debt and subordinated securities issued by CLO Funds (“CLO Fund Securities”). Our investment in CLO Fund Securities are primarily managed by its formerly wholly-owned asset management subsidiaries Trimaran Advisors and Trimaran Advisors Management, L.L.C. From time-to-time the Company has also made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.
Our investments in CLO Fund Securities, which are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds raised and managed by the Disposed Manager Affiliates, are anticipated to provide the Company with recurring cash distributions.

The Company may also invest in other investments such as loans to smaller private companies, publicly-traded companies, high-yield bonds, joint ventures, managed funds, partnerships and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with our debt investments.
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
Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) after such borrowing.
We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders.
The Externalization Agreement
At a meeting of our Board of Directors held on December 12, 2018, the Board, including all of its independent directors, unanimously voted to approve the Advisory Agreement, contingent upon entering into the Externalization Agreement, obtaining Company stockholder approval of the Advisory Agreement, and closing of the transactions contemplated by the Externalization Agreement, and determined that the Advisory Agreement is in the best interests of us and our stockholders. At the Special Meeting held on February 19, 2019, our stockholders approved the Advisory Agreement. If the transactions contemplated by the Externalization Agreement are completed, upon the Closing, we will commence operations as an externally managed BDC managed by the Adviser.
Pursuant to the Externalization Agreement with BCP, the Adviser will become our investment adviser in exchange for a cash payment from BCP, or its affiliate, of  $25 million, or approximately $0.67 per share of our common stock, directly to our stockholders. In addition, following the Closing, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing date to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Advisory Agreement becomes effective, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by the Company, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement is $35.0 million.
The Company anticipates that the Closing will occur at the end of the quarter ending March 31, 2019, but the Company will issue a press release announcing the record date and payment date of the stockholder payment.

About the Adviser
At the Closing, the Adviser, an affiliate of BC Partners, will become the investment adviser of the Company. LibreMax intends to own a portion of the Adviser. Subject to the overall supervision of the Board, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America which had assets under management of over $24 billion as of December 19, 2018. The assets under management for BCP are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BCP operates a private equity investment platform (“BCP PE”) and a credit investment platform (“BCP Credit”) as fully integrated businesses. The investment activity of the Company will take place primarily within the BCP Credit platform. Integration with the broader BCP platform allows BCP Credit to leverage a team of approximately 60 investment professionals across its private equity platform including an eight-member operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. An affiliate of the Adviser currently manages a private BDC, BC Partners Lending Corporation, and a private fund in the BCP Credit platform. BCP intends to offer employment to certain Company employees, including but not limited to, the Company’s executive officers.
The Adviser will seek to invest on behalf of the Company in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser will employ fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and will seek to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Company will pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of  (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. The Incentive Fee will consist of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee will be 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee will be 17.50%. For more information regarding the terms of the fee structure under the Advisory Agreement, please see our definitive proxy statement filed with the SEC on January 15, 2019.

PORTFOLIO AND INVESTMENT ACTIVITY
Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was as follows:
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2015	$284,639,244	$55,872,382	$9,548,488	$57,381,000	$—	$407,441,114
2016 Activity:
Purchases/originations/draws	74,584,952	10,140,000	—	—	—	84,724,952
Pay-downs/pay-offs/sales	(123,240,416)	(4,200,000)	(4,563,521)	—	—	(132,003,937)
Net accretion (amortization)	407,492	(2,192,071)	—	(1,250,000)	—	(3,034,579)
Net realized losses	(540,649)	(10,111,560)	4,484,742	—	—	(6,167,467)
Net increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	—	(13,188,048)
Fair Value at December 31, 2016	238,343,330	54,174,350	5,056,355	40,198,000	—	337,772,035
2017 Activity:
Purchases/originations/draws	181,613,690	11,211,368	182,000	—	36,738,873	229,745,931
Pay-downs/pay-offs/sales	(300,625,104)	(25,598,497)	—	(2,750,000)	(11,824,015)	(340,797,616)
Net accretion (amortization)	304,904	11,139,633	—	—	—	11,444,537
Net realized gains (losses)	(5,634,255)	(1,264,789)	—	—	—	(6,899,044)
Net increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	3,389,993
Fair Value at December 31, 2017	118,197,479	51,678,673	4,414,684	38,849,000	21,516,000	234,655,836
2018 Activity:
Purchases/originations/draws	92,911,178	12,781,528	12,466,667	—	—	118,159,373
Pay-downs/pay-offs/sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	(112,052,177)
Net accretion (amortization)	1,289,512	5,878,260	—	—	—	7,167,772
Net realized gains (losses)	9,933	(16,484,872)	—	—	—	(16,474,939)
Net increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	(2,903,994)
Fair Value at December 31, 2018	$147,861,744	$44,325,000	$14,504,687	$3,470,000	$18,390,440	$228,551,871

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
The following table shows the Company’s portfolio by security type at December 31, 2018 and December 31, 2017:
	December 31, 2018			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Short-term investments(2)	$44,756,478	$44,756,478	17	$77,300,320	$77,300,320	26%
Senior Secured Loan	86,040,921	77,616,209	28	48,337,900	44,960,146	14
Junior Secured Loan	76,223,561	70,245,535	26	62,561,913	58,941,300	19
Senior Unsecured Loan	—	—	—	12,777,283	12,777,283	4
Senior Secured Bond	—	—	—	1,502,374	1,518,750	—
CLO Fund Securities	55,480,626	44,325,000	16	72,339,032	51,678,673	17
Equity Securities	21,944,430	14,504,687	5	10,571,007	4,414,684	1
Asset Manager Affiliates(3)	17,791,230	3,470,000	1	52,591,230	38,849,000	12
Joint Venture	24,914,858	18,390,440	7	24,914,858	21,516,000	7
Total	$327,152,104	$273,308,349	100%	$362,895,917	$311,956,156	100%

(1)
Represents percentage of total portfolio at fair value.

(2)
Includes money market accounts and U.S. treasury bills.

(3)
Represents the equity investment in the Asset Manager Affiliates.

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2018 and December 31, 2017, for our investment portfolio was as follows:
	December 31, 2018			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$5,434,927	$4,049,940	1%	$5,636,056	$4,115,487	1%
Asset Management Company(2)	17,791,230	3,470,000	1	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	8,831,841	8,733,933	3	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,963,334	5,796,506	2	7,496,438	7,435,050	2
Capital Equipment	10,888,432	9,831,391	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	4,862,063	4,801,645	1	—	—	—
CLO Fund Securities	55,480,626	44,325,000	16	72,339,032	51,678,673	17
Construction & Building	1,400,223	1,394,163	1	1,004,093	999,872	—
Consumer goods: Durable	1,140,500	364,240	—	1,071,340	805,607	—
Consumer goods: Non-durable	1,434,568	1,440,525	1	691,234	694,662	—
Electronics	3,007,500	3,007,500	1	—	—	—
Energy: Oil & Gas	16,827,204	8,946,568	3	14,932,542	11,433,777	4
Environmental Industries	8,371,180	6,939,794	3	6,330,630	5,766,437	2
Forest Products & Paper	1,564,583	1,553,920	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	38,638,822	32,287,288	12	30,367,449	25,512,654	8
High Tech Industries	23,971,435	23,662,459	9	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Joint Venture	24,914,858	18,390,440	7	24,914,858	21,516,000	7
Limited Partnership	12,466,667	12,466,667	5	—	—	—
Media: Advertising, Printing & Publishing	6,113,852	5,590,863	2	3,371,086	3,318,296	1
Related Party Loans	—	—	—	12,777,283	12,777,283	4
Services: Business	10,398,710	9,213,416	3	3,563,574	2,366,400	1
Telecommunications	8,351,775	8,343,919	3	6,455,489	6,466,949	2
Textiles and Leather	10,140,662	9,940,294	4	7,950,994	7,947,940	3
Money Market Accounts	34,757,129	34,757,129	13	52,293,570	52,293,570	17
Transportation: Cargo	4,000,634	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	9,999,349	9,999,349	4	25,006,750	25,006,750	8
Total	$327,152,104	$273,308,349	100%	$362,895,917	$311,956,156	100%

(1)
Calculated as a percentage of total portfolio at fair value.

(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio
At December 31, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities was approximately 10.0% and 10.1%, respectively. At December 31, 2018 and December 31, 2017, the weighted average contractual interest rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 9.1% and 9.6%, respectively.
The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Funds, Joint Venture and short-term investments) at December 31, 2018 was spread across 21 different industries and 51 different entities with an average par balance per entity of approximately $2.8 million. As of December 31, 2018, five of our investments were on non-accrual status.
We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2018 and December 31, 2017, the total amount of non-qualifying assets to total assets was approximately 28% and 23%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 16% of the Company’s total assets December 31, 2018 and 2017, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 16% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Asset Manager Affiliates
The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. As of December 31, 2018, our Asset Manager Affiliates had approximately $300 million of par value of assets under management on which they earned management fees, and were valued at approximately $3.5 million. As of December 31, 2017 our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earned management fees, and were valued at approximately $38.8 million.
CLO Fund Securities
We have made minority investments in the subordinated securities or preferred stock of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2018 and December 31, 2017, we had approximately $44 million and $52 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.
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

Our CLO Fund Securities as of December 31, 2018 and December 31, 2017 were as follows:
			December 31, 2018		December 31, 2017
CLO Fund Securities	Investment	%(1)	Cost/Amortized Cost	Fair Value	Cost/Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)	Subordinated Securities	0%	$—	$—	$2,485,886	$1,000
Katonah III, Ltd.	Preferred Shares	23.1	1,287,155	369,280	1,287,155	369,280
Katonah 2007-I CLO Ltd.(2),	Preferred Shares	0	—	—	20,524,908	10,770,486
Trimaran CLO VII, Ltd.(2),(3)	Income Notes	0	—	—	379,830	10,000
Catamaran CLO 2012-1 Ltd.(2),(3)	Subordinated Notes	0	—	—	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.(2)	Subordinated Notes	23.3	6,378,611	7,016,733	5,017,307	6,923,699
Dryden 30 Senior Loan Fund(2)	Subordinated Notes	6.8	1,438,701	1,913,925	1,353,852	1,820,000
Catamaran CLO 2014-1 Ltd.(2)	Subordinated Notes	25.1	11,740,622	9,777,251	9,858,073	8,230,178
KCAP F3C Senior Funding LLC	Class E Notes	27.4	4,407,106	4,473,840	4,435,965	4,632,000
Catamaran CLO 2014- 2 Ltd.(2)	Subordinated Notes	24.9	6,314,484	2,158,200	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.(2)	Subordinated Notes	9.9	4,353,347	3,048,698	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.(2)	Subordinated Notes	24.9	9,717,150	7,067,073	10,086,802	8,530,685
Catamaran CLO 2018-1 Ltd.(2)	Subordinated Notes	24.8	9,843,450	8,500,000	—	—
Total			$55,480,626	$44,325,000	$72,339,032	$51,678,673

(1)
Represents percentage of class held as of December 31, 2018.

(2)
A CLO Fund managed by a Disposed Manager Affiliate as of December 31, 2017. Other than KCAP F3C Senior Funding LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018.

(3)
This CLO Fund Security was fully liquidated in 2018.

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. Katonah 2007-1 was fully liquidated and dissolved in the fourth quarter of 2018. Accordingly, the Company recorded a realized loss during the fourth quarter of 2018 of approximately $10.1 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.
Similarly, during the fourth quarter of 2018, each of Grant Grove CLO, Ltd., Trimaran CLO VII, Ltd., and Catamaran 2012-1 Ltd. were fully liquidated and dissolved, and the Company recorded a realized loss of approximately $6.4 million and a corresponding unrealized gain of the same amount in order to revere the previously recorded unrealized depreciation with respect to these investments.
Investment in Joint Venture
During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, KCAP F3C Senior Funding, L.L.C. (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

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
KCAP Freedom 3 LLC

Summarized Statement of Financial Consolidation
	As of December 31, 2018	As of December 31, 2017
Cash	$—	$1,717
Investment at fair value	32,621,188	37,080,000
Total Assets	$32,621,188	$37,081,717
Total Liabilities	$1,970,455	$1,221,916
Total Equity	30,650,733	35,859,801
Total Liabilities and Equity	$32,621,188	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations
	For the years ended December 31,
	2018	2017
Investment income	$4,800,844	$2,531,331
Operating expenses	(126,786)	(435,757)
Net investment income	4,674,058	2,095,574
Unrealized depreciation on investments	(4,951,938)	(5,063,254)
Net loss	$(277,880)	$(2,967,680)

KCAP Freedom 3 LLC

Schedule of Investments
December 31, 2018
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.5%, 12/29 maturity	100.0%	$42,636,380	$32,621,188
Total Investments			$42,636,380	$32,621,188

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

KCAP Freedom 3 LLC

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

Revolving Credit Facility
On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer.
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
The maturity date is the earlier of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of a default by the Company, as defined in the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility are repayable by the Company at any time.
The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At December 31, 2018, Funding was in compliance with all of its debt covenants.
As of December 31, 2018, $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility.
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
Set forth below is a discussion of our results of operations for December 31, 2018, 2017, and 2016.
Revenue
	For the Years Ended December 31,
	2018	2017	2016
Investment Income:
Interest from investments in debt securities	$16,005,663	$15,063,193	$20,828,916
Interest from U.S. Treasury Bills and money market investments	76,055	71,934	29,383
Investment income on CLO Fund Securities managed by affiliates	6,024,935	10,807,490	12,642,625
Investment income on CLO Fund Securities managed by non-affiliates	388,237	420,766	630,647
Dividends from Asset Manager Affiliates	1,246,510	460,000	1,400,000
Investment in Joint Venture	3,100,000	949,037	—
Capital structuring service fees	245,393	491,279	668,527
Total investment income	$27,086,793	$28,263,699	$36,200,098

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

Investment Income on Investments in CLO Fund Securities.    We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in its consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund securities is reflected on the statement of operations for the year December 31, 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments are reflected as “managed by non-affiliates”. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.
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
Distributions from Asset Manager Affiliates.    Substantially all of the investment in the Asset Manager Affiliates was sold on December 31, 2018. Prior thereto, we have received cash distributions from the Asset Manager Affiliates, which manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, the Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds.
As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received from the Asset Manager Affiliates are deemed return of capital. The fair value of our investment in our Asset Manager Affiliates was approximately $3.5 million at December 31, 2018 with an unrealized depreciation for the year ending December 31, 2018 of approximately $579,000. The fair value of our investment in our Asset Manager Affiliates was approximately $38.8 million at December 31, 2017, with an unrealized appreciation for the year ending December 31, 2017 of approximately $1.4 million. For the years ended December 31, 2018, 2017, and 2016, we recognized dividend income of  $1.2 million, $460,000 and $1.4 million from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $36.0 million, $3.2 million and $2.7 million for those years, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the investment in the Asset Manager Affiliates. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $300 million and $3.0 billion as of December 31, 2018 and 2017, respectively.
Investment in Joint Venture.     For the year ended December 31, 2018 and 2017, the Company recognized $3.1 million and $949,000 in investment income from its investment in the Joint Venture. As of December 31, 2018 and 2017, the fair value of the Company’s investment in Joint venture was $18.4 million and $21.5 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.
Capital Structuring Service Fees.    We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.
Investment Income
Investment income for the years ended December 31, 2018, 2017, and 2016 was approximately $27.1 million, $28.3 million, and $36.2 million, respectively. Of these amounts, approximately $16.0 million, $15.1 million and $20.8 million, was attributable to interest income on our Debt Securities Portfolio for the years ended December 31, 2018, 2017, and 2016.
As of December 31, 2018, five of our debt securities were on non-accrual status. The weighted average contractual interest rate on our loans and debt securities was approximately 10.0% and 10.1% as of December 31, 2018 and December 31, 2017, respectively. The weighted average contractual interest rate on our loans and debt securities, adjusted for non-accrual and partial non-accrual investments, was approximately 9.1% and 9.6% as of December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2018, our total net asset value return per share was (4.7)% and our total market return based on stock price was 13.2%. For the year ended December 31, 2017, our total net asset value return per share was 2.0% and our total market return based on stock price was (2.3)%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.
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
For the years ended December 31, 2018, 2017, and 2016, approximately $6.4 million, $11.2 million and $13.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $3.5 million, $5.3 million and $10.1 million of taxable distributable income on distributions from our CLO Fund Securities during the years ended December 31, 2018, 2017, and 2016, respectively. Investment income, tax-basis earnings and cash distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.
Expenses
	For the Years Ended December 31,
	2018	2017	2016
Expenses:
Interest and amortization of debt issuance costs	$7,403,436	$7,661,407	$9,110,603
Compensation	4,012,743	4,571,309	4,103,558
Professional fees	3,470,269	2,942,059	2,391,038
Insurance	321,268	347,175	412,764
Administrative and other	1,874,600	1,722,618	1,692,140
Total expenses	$17,082,316	$17,244,568	$17,710,103

Because we are internally managed by our executive officers under the supervision of our Board of Directors, we incur the operating costs associated with employing investment and portfolio management professionals. Our expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees. Interest and compensation expense are typically our largest expenses each period.
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
Total expenses for the years ended December 31, 2018, 2017, and 2016 were approximately $17.1 million, $17.2 million, and $17.7 million, respectively. Interest expense and amortization on debt issuance costs for the years ended December 31, 2018, 2017, and 2016, was approximately $7.4 million, $7.7 million, and $9.1 million, respectively, on average debt outstanding of  $105 million, $134 million, and $190 million, respectively.
For the years ended December 31, 2018, 2017, and 2016, approximately $4.0 million, $4.6 million, and $4.1 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the years ended December 31, 2018, 2017, and 2016, professional fees and insurance expenses totaled approximately $3.8 million, $3.3 million and $2.8 million, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.9 million, $1.7 million and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Net Investment Income and Net Realized Gains (Losses)
Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the years ended December 31, 2018, 2017, and 2016, net investment income and net realized losses were approximately ($6.5 million), $4.1 million and $12.3 million, respectively, or ($0.17), $0.11, and $0.33 per basic share, respectively. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2018, GAAP-basis net investment income was approximately $10.0 million, or $0.27 per basic share, while tax-basis distributable income was approximately $9.2 million or $0.25 per share, respectively.
Net Unrealized (Depreciation) Appreciation on Investments
	For the Years Ended December 31,
	2018	2017	2016
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$(7,420,747)	$4,194,914	$2,492,707
Equity securities	(1,283,420)	(823,671)	(4,413,354)
CLO Fund Securities managed by affiliates	17,790,480	2,102,279	4,380,974
CLO Fund Securities managed by non-affiliates	(8,285,747)	(85,671)	284,625
Asset Manager Affiliates investments	(579,000)	1,401,000	(15,933,000)
Joint Venture Investment	(3,125,560)	(3,398,858)	—
Total net unrealized gain (loss) from investment transactions	$(2,903,994)	$3,389,993	$(13,188,048)

During the year ended December 31, 2018, our total investments had net unrealized depreciation of approximately $2.9 million. Included in the net unrealized loss in 2018 are unrealized appreciation on CLO Fund Securities of approximately $9.5 million, and unrealized depreciation of the Asset Manager Affiliates of  $579,000, as well as unrealized depreciation on our Debt Securities Portfolio of  $7.4 million, unrealized depreciation on equity securities of approximately $1.3 million and unrealized depreciation on our Joint Venture investment of approximately $3,126,000. During the year ended December 31, 2017, our total investments had net unrealized appreciation of approximately $3.4 million, including net unrealized gains of approximately $1.3 million on CLO Fund Securities and unrealized appreciation of the Asset Manager Affiliates of approximately $1.4 million, net unrealized appreciation on the Debt Securities Portfolio of approximately $4.2 million and net unrealized losses on equity securities of  $824,000 and unrealized depreciation on our Joint Venture investment of approximately $3.4 million. During the year ended December 31, 2016, our total investments had net unrealized depreciation of  $13 million, including approximately $2.5 million of unrealized gains on the Debt Securities Portfolio, net unrealized loss of the Asset Manager Affiliates of approximately $15.9 million, and net unrealized losses on equity securities of $4.4 million, and net unrealized gains of approximately $4.7 million related to CLO Fund Securities.
Net Change in Stockholder’s Equity Resulting From Operations
The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2018 was approximately $9.6 million, or $0.26 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2017 was approximately $3.4 million, or $0.09 per basic share, and the net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2016 was approximately $1.0 million, or $0.03 per basic share.

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
As of December 31, 2018, the Company received a cash distribution of  $33.8 million from its wholly-owned subsidiary Commodore Holdings, LLC.
As of December 31, 2018 and December 31, 2017, the fair value of investments and cash were as follows:
	Investments at Fair Value
Security Type	December 31, 2018	December 31, 2017
Cash	$5,417,125	$2,034,095
Restricted Cash	3,907,341	—
Short term investments	44,756,478	77,300,320
Senior Secured Loan	77,616,209	44,960,146
Junior Secured Loan	70,245,535	58,941,300
Senior Unsecured Loan	—	12,777,283
Senior Secured Bond	—	1,518,750
CLO Fund Securities	44,325,000	51,678,673
Equity Securities	14,504,687	4,414,684
Joint Venture	18,390,440	21,516,000
Asset Manager Affiliates	3,470,000	38,849,000
Total	$282,632,815	$313,990,251

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) after such borrowing. As of December 31, 2018, we had approximately $104 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 249%, compliant with the minimum asset coverage level of 200% (or the 150% asset coverage ratio effective as of March 29, 2019) required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.
During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At December 31, 2018, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.
On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for the 7.375% Notes Due 2019,

following underwriting expenses, were approximately $39.9 million. As of December 31, 2018 there were no 7.375% Notes Due 2019 outstanding. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 had a maturity date of September 30, 2019, and were senior unsecured obligations of the Company. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company was limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% Notes Due 2019 at a weighted average price of  $25.23 per $25.00 note, resulting in a realized loss on extinguishment of  $71,190. The Company subsequently surrendered these Notes to U.S. Bank National Association, as trustee (the “Trustee”) for cancellation. During the third quarter of 2016, the Company redeemed $5.0 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of  $88,015. During the fourth quarter of 2016, the Company redeemed $469,000 par value of the 7.375% Notes Due 2019, resulting in a realized loss on extinguishment of  $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes Due 2019 resulting in a realized loss on extinguishment of debt of  $107,276. KCAP subsequently surrendered all of these Notes to the Trustee for cancellation. During the first quarter of 2018, approximately $20 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $169,000. The Company subsequently surrendered these notes to the Trustee for cancellation. During the fourth quarter of 2018, the remaining outstanding balance of approximately $7 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $28,000. The Company subsequently surrendered these notes to the Trustee for cancellation. As of December 31, 2018 there were no 7.375% Notes Due 2019 outstanding.
On July 20, 2017, $147.4 million par value of notes issued by KCAP Senior Funding were repaid in full, resulting in a realized loss on extinguishment of debt of  $4.1 million.
Investment in Joint Venture
During the third quarter of 2017, the Company and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the “Fund”) managed by KCAP Management, LLC, one of the Company’s Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time-to-time and sell them to the Fund.
During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, KCAP received a cash distribution of  $12.6 million, $11.8 million of which was a return of capital.
Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business – Regulation – Common Stock”. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

Investment in Great Lakes and Asset Purchase Letter Agreement
On November 27, 2018, we and BCP Great Lakes Fund LP, a Cayman Islands exempted limited partnership (“Great Lakes”) managed by BCP Great Lakes GP LP (“Great Lakes GP”), an affiliate of BCP, entered into a subscription agreement pursuant to which we agreed to make aggregate capital contributions to Great Lakes of  $25 million. As of December 31, 2018, we had invested approximately $12.5 million in Great Lakes. In addition, on November 27, 2018, we and Great Lakes GP entered into a letter agreement (the “Great Lakes Fee Letter”), pursuant to which we and Great Lakes GP agreed that (i) if the Closing occurs and the Adviser becomes our investment adviser, all accrued fees otherwise payable in connection with our investment in Great Lakes will be waived, and thereafter we will pay no management fees in connection with our investment in Great Lakes, and (ii) if the Closing does not occur, we will be obligated pay the management fee applicable to Great Lakes investors generally, and a portion of those management fees ($1 million) will be paid in advance and thereafter credited against the management fees that subsequently accrue.
On December 12, 2018, we and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which we and BCP each agreed to use commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less the aggregate amount of capital contributions made by us to Great Lakes. As of December 31, 2018, we had purchased or entered into agreements to purchase loans for an aggregate purchase price of approximately $8 million. If the Closing does not occur, BCP may, at its option, repurchase (or cause its affiliate or fund it manages to repurchase) some or all of the investment assets previously purchased by us at a purchase price equal to (i) the fair market value of such purchased asset as reported by us in our then-most recent Form 10-K or Form 10-Q (as applicable), or (ii) if such fair market value has not yet been reported, the cost of such investment asset when sold to us, and in the case of each of clauses (i) and (ii), without additional interest, fees or other charges.
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
On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes Due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2017.
	Distributions	Declaration Date	Record Date	Pay Date
2018:
Fourth quarter	$0.10	12/12/2018	1/7/2019(1)	1/31/2019
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/26/2018
First quarter	0.10	3/20/2018	4/6/2018	4/27/2018
Total declared for 2018	$0.40
2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018(1)	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	0.12	3/21/2017	4/7/2017	4/28/2017
Total declared for 2017	$0.46

(1)
Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS
From time-to-time, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2018 and December 31, 2017, the Company had $12.9 million and $0 commitments to fund investments, respectively.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2018:
	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$103,763,285	$—	$—	$103,763,285	$—
Obligations under long-term lease	$4,310,040	$774,781	$1,600,872	$1,600,872	$333,515
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
The Company’s investment in its wholly-owned Asset Manager Affiliates are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described above). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.
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
Interest Income
Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due, or such loans become current. As of December 31, 2018, five of our investments were on non-accrual status. As of December 31, 2017, two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.
Investment Income on CLO Fund Securities
We receive distributions from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities). Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

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
Distributions from Asset Manager Affiliates
We record distributions from the Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits are recorded as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.
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
Management Compensation
We may issue restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed.
The 1940 Act does not permit externally managed investment companies and BDCs to issue or have outstanding options or restricted stock granted to directors and employees. Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of the Company’s common stock granted under the Company’s 2008 Non-Employee Director Plan that is outstanding immediately prior to the Externalization (each, a “Company Stock Option”) will be cancelled in exchange for the payment in cash to the holder thereof.
Immediately prior to the Closing, each restricted share of the Company (the “Company Restricted Share”) outstanding and not previously forfeited under the Company’s Equity Incentive Plan and the Company’s Non-Employee Director Plan shall become fully vested, all restrictions with respect to such Company Restricted Shares shall lapse, and the holders of such Company Restricted Shares shall be entitled to receive a pro rata share of the Stockholder Payment. In certain circumstances, the Company will, in accordance with the procedures adopted by the Company, withhold a number of the Company Restricted Shares having a fair market value (determined on the date such shares are withheld) equal to the aggregate amount required to be deducted and withheld under the Code and any applicable state or local tax law with respect to the lapsing of restrictions on all the Company Restricted Shares held by the relevant holder, and the Company shall pay over to the appropriate taxing authorities a corresponding amount of cash in satisfaction of such tax liabilities.
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
Distributions to Shareholders
The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of net investment income, distributable taxable income and, prior to their disposition, the after-tax free cash flow from the Asset Manager Affiliates.
Recent Accounting Pronouncements
See Note 2 to the financial statements included in this annual report, for a description of recent accounting pronouncements.
Recent Developments
At the Special Meeting held on February 19, 2019, our stockholders approved the Advisory Agreement. If the transactions contemplated by the Externalization Agreement are completed, upon the Closing, we will commence operations as an externally managed BDC managed by the Adviser.
The Company anticipates that the Closing will occur at the end of the quarter ending March 31, 2019, but the Company will issue a press release announcing the record date and payment date of the stockholder payment.
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
Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2018, approximately 81% of our Debt Securities Portfolio were floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2018, we had $104 million (par value) of borrowings outstanding at a current weighted average rate of 6.0%, of which $77.4 million par value has a fixed rate and $26.4 million par value has a floating rate.
Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with 6.125% Notes Due 2022 would remain the same, given that this debt is at a fixed rate.
Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).
We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2018 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:
	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,308,997	$2,404,715	$3,500,433
Decrease in interest rate	$(1,095,718)	$(1,736,870)	$(1,799,887)
As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.3 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.4 million and $3.5 million, respectively.
On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $1.1 million, $1.7 million and $1.8 million, respectively. The negative impact of a 3% decline in interest rates is only slightly more severe than the impact of a 2% decline in interest rates due to the impact of interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.
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
We did not hold any derivative financial instruments for hedging purposes as of December 31, 2018.
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

Conclusion.    Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Attestation Report of the Independent Registered Public Accounting Firm.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.
Item 11.
Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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
KCAP Financial, Inc.
Date: February 26, 2019	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	February 26, 2019
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	February 26, 2019
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	February 26, 2019
/s/ John Ward John Ward	Member of the Board of Directors	February 26, 2019
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	February 26, 2019
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	February 26, 2019
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	February 26, 2019
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of KCAP Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KCAP Financial, Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, the financial highlights for each of the five years in the period ended December 31 2018 and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2018, and its financial highlights for each of the five years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KCAP Financial, Inc.
Opinion on Internal Control over Financial Reporting
We have audited KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). In our opinion, KCAP Financial Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 26, 2019

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
	As of December 31, 2018	As of December 31, 2017
ASSETS
Investments at fair value:
Short-term investments (cost: 2018 – $44,756,478; 2017 – $77,300,320)	$44,756,478	$77,300,320
Debt securities (amortized cost: 2018 – $162,264,482; 2017 – $125,179,470)	147,861,744	118,197,479
CLO Fund Securities managed by affiliates (amortized cost: 2018 – $4,407,106; 2017 – $67,212,139)	4,473,840	49,488,393
CLO Fund Securities managed by non-affiliates (amortized cost: 2018 – $51,073,520; 2017 – $5,126,893)	39,851,160	2,190,280
Equity securities (cost: 2018 – $21,944,430; 2017 – $10,571,007)	14,504,687	4,414,684
Asset Manager Affiliates (cost: 2018 – $17,791,230; 2017 – $52,591,230)	3,470,000	38,849,000
Joint Venture (cost: 2018 – $24,914,858; 2017 – $24,914,858)	18,390,440	21,516,000
Total Investments at Fair Value (cost: 2018 – $327,152,104; 2017 – $362,895,917)	273,308,349	311,956,156
Cash	5,417,125	2,034,095
Restricted cash	3,907,341	—
Interest receivable	1,342,970	1,051,271
Receivable for open trades	—	2,993,750
Due from affiliates	1,007,631	1,243,493
Other assets	481,265	530,209
Total Assets	$285,464,681	$319,808,974
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2018 – $2,207,342; 2017 – $2,734,248)	$75,199,858	$74,672,952
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 – $1,155,754)	25,200,331	—
7.375% Notes Due 2019 (net of offering costs of: 2017 – $259,635)	—	26,740,365
Payable for open trades	23,204,564	34,215,195
Accounts payable and accrued expenses	3,591,910	2,350,803
Accrued interest payable	131,182	—
Due to affiliates	115,825	25,083
Total Liabilities	127,443,670	138,004,398
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,521,705 issued, and 37,326,846 outstanding at December 31, 2018, and 37,507,402 issued, and 37,339,224 outstanding at December 31, 2017	373,268	373,392
Capital in excess of par value	306,784,387	329,789,716
Total distributable (loss) earnings	(149,136,644)	(148,358,532)
Total Stockholders’ Equity	158,021,011	181,804,576
Total Liabilities and Stockholders’ Equity	$285,464,681	$319,808,974
NET ASSET VALUE PER COMMON SHARE	$4.23	$4.87

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2018	2017	2016
Investment Income:
Interest from investments in debt securities	$14,939,309	$13,963,970	$19,763,577
Payment-in-kind investment income	1,066,354	1,099,223	1,065,339
Interest from cash and time deposits	76,055	71,934	29,383
Investment income on CLO Fund Securities managed by affiliates	6,024,935	10,807,490	12,642,625
Investment income on CLO Fund Securities managed by non-affiliates	388,237	420,766	630,647
Dividends from Asset Manager Affiliates	1,246,510	460,000	1,400,000
Investment income from Joint Venture	3,100,000	949,037	—
Capital structuring service fees	245,393	491,279	668,527
Total investment income	27,086,793	28,263,699	36,200,098
Expenses:
Interest and amortization of debt issuance costs	7,403,436	7,661,407	9,110,603
Compensation	4,012,743	4,571,309	4,103,558
Professional fees	3,470,269	2,942,059	2,391,038
Insurance	321,268	347,175	412,764
Administrative and other	1,874,600	1,722,618	1,692,140
Total expenses	17,082,316	17,244,568	17,710,103
Net Investment Income	10,004,477	11,019,131	18,489,995
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(16,474,939)	(6,899,044)	(6,167,467)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(7,420,747)	4,194,914	2,492,707
Equity securities	(1,283,420)	(823,671)	(4,413,354)
CLO Fund Securities managed by affiliates	17,790,480	2,102,279	4,380,974
CLO Fund Securities managed by non-affiliates	(8,285,747)	(85,671)	284,625
Asset Manager Affiliates investments	(579,000)	1,401,000	(15,933,000)
Joint Venture investment	(3,125,560)	(3,398,858)	—
Total net (depreciation) appreciation from investment transactions	(2,903,994)	3,389,993	(13,188,048)
Net realized and unrealized losses on investments	(19,378,933)	(3,509,051)	(19,355,515)
Realized losses on extinguishments of debt	(197,090)	(4,121,998)	(174,211)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(9,571,546)	$3,388,082	$(1,039,731)
Net (Decrease) Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$(0.26)	$0.09	$(0.03)
Diluted:	$(0.26)	$0.09	$(0.03)
Net Investment Income Per Common Share:
Basic:	$0.27	$0.30	$0.50
Diluted:	$0.27	$0.30	$0.50
Weighted Average Shares of Common Stock Outstanding – Basic	37,356,241	37,235,130	37,149,663
Weighted Average Shares of Common Stock Outstanding – Diluted	37,356,241	37,235,130	37,149,663
See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
	Years Ended December 31,
	2018	2017	2016
Operations:
Net investment income	$10,004,477	$11,019,131	$18,489,995
Net realized losses from investment transactions	(16,474,939)	(6,899,044)	(6,167,467)
Realized losses from extinguishments of debt	(197,090)	(4,121,998)	(174,211)
Net change in unrealized (depreciation) appreciation from investments	(2,903,994)	3,389,993	(13,188,048)
Net (decrease) increase in stockholders’ equity resulting from operations	(9,571,546)	3,388,082	(1,039,731)
Stockholder distributions:
Distributions of ordinary income	(9,192,977)	(6,035,683)	(14,761,679)
Return of capital	(5,688,770)	(11,736,777)	(7,307,578)
Net decrease in net assets resulting from stockholder distributions	(14,881,747)	(17,772,460)	(22,069,257)
Capital share transactions:
Issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(86,743)	(224,944)	(247,926)
Dividend reinvestment plan	208,775	360,981	638,016
Stock based compensation	547,696	1,127,992	1,543,353
Net increase in net assets resulting from capital share transactions	669,728	1,264,029	1,933,443
Net assets at beginning of period	181,804,576	194,924,925	216,100,470
Net assets at end of period	$158,021,011	$181,804,576	$194,924,926
Net asset value per common share	$4.23	$4.87	$5.24
Common shares outstanding at end of period	37,326,846	37,339,224	37,178,294
See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net (decrease) increase in stockholder’s equity resulting from operations	$(9,571,546)	$3,388,082	$(1,039,731)
Adjustments to reconcile net increase (decrease) in stockholder’s equity resulting from operations to net cash provided by operating activities:
Net realized losses on investment transactions	16,474,939	6,899,044	6,167,467
Net change in unrealized losses (gains) from investments	2,903,994	(3,389,993)	13,188,048
Purchases of investments	(118,159,373)	(277,367,657)	(110,229,217)
Proceeds from sales and redemptions of investments	145,662,223	340,797,616	133,253,936
Net accretion on investments	(7,167,772)	(11,444,537)	1,784,579
Amortization of original issue discount on indebtedness	—	352,340	621,171
Amortization of debt issuance costs	893,745	745,581	845,793
Realized losses on extinguishments of debt	197,090	4,121,998	174,211
Payment-in-kind interest income	(1,066,354)	(1,099,223)	(1,065,339)
Stock-based compensation expense	548,200	1,127,992	1,543,353
Changes in operating assets and liabilities:
(Decrease) Increase in payable for open trades	(11,010,631)	26,330,252	7,884,943
(Increase) Decrease in interest and dividends receivable	(291,699)	(17,354)	778,707
Decrease (Increase) in receivable for open trades	2,993,750	(43,092)	(2,950,658)
Decrease (Increase) in other assets	48,944	(62,513)	98,516
Decrease (Increase) in due from affiliates	235,862	(630,639)	1,504,241
Increase (Decrease) in due to affiliates	90,742	25,083	(554,279)
Increase (Decrease) in accounts payable and accrued expenses	1,241,107	303,431	(170,660)
Increase (Decrease) in accrued interest payable	131,182	(930,086)	(297,982)
Net cash (used in) operating activities	24,154,403	89,106,325	51,537,099
FINANCING ACTIVITIES:
Issuance of 6.125% Notes Due 2022	—	77,407,200	—
Debt issuance costs	(1,459,899)	(2,798,940)	—
Issuance of restricted shares	60	1,396	60
Forfeitures of restricted shares	(564)	(93)	(345)
Distributions to stockholders	(14,672,972)	(17,411,479)	(21,431,241)
Repayment of Senior Funding Notes	—	(147,350,000)	(19,299,000)
Borrowings under KCAP Funding LLC, Revolving Credit Facility	49,781,592	—	—
Repayments of KCAP Funding LLC, Revolving Credit Facility	(23,425,506)	—	—
Repayment of 7.375% Notes Due 2019	(27,000,000)	(6,530,925)	(7,861,364)
Common Stock withheld for payroll taxes upon vesting of restricted stock	(86,743)	(224,944)	(247,926)
Net cash (used in) provided by financing activities	(16,864,032)	(96,907,785)	(48,839,816)
CHANGE IN CASH AND RESTRICTED CASH	7,290,371	(7,801,460)	2,697,283
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	2,034,095	9,835,555	7,138,272
CASH AND RESTRICTED CASH, END OF YEAR	$9,324,466	$2,034,095	$9,835,555
Supplemental Information:
Interest paid during the period	$6,509,669	$6,563,486	$7,902,774
Issuance of common stock under the dividend reinvestment plan	$208,775	$360,981	$638,016
Supplemental non-cash information:
Non-cash purchase of investments	$3,281,528	$—	$—
Amounts per balance sheet:
Cash	$5,417,125	$2,034,095	$1,307,257
Restricted cash	3,907,341	—	8,528,298
Total Cash and Restricted cash	$9,324,466	$2,034,095	$9,835,555

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
Debt Securities Portfolio
Portfolio Company/Principal Business	Investment(15) Interest Rate(1)/Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.8% Cash, 10.0% PIK, 3 month LIBOR (2.80%) + 7.00%; LIBOR Floor 1.00%, Due 10/23	6/13/2012	$1,007,062	$958,499	$362,240
AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan5.3% Cash, 1 month LIBOR (2.52%) + 2.75%; LIBOR Floor 1.00%, Due 4/24	12/28/2018	997,462	957,563	957,563
Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR (2.52%) + 3.00%; LIBOR Floor 1.00%, Due 8/22	12/28/2018	1,520,851	1,463,819	1,460,001
BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan7.8% Cash, 6 month LIBOR (2.59%) + 5.25%; LIBOR Floor 1.00%, Due 12/24	1/2/2018	2,970,000	2,968,502	2,942,082
BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR (2.47%) + 5.00%, Due 5/25	5/16/2018	1,990,000	1,962,751	1,950,200
Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR (2.52%) + 9.50%; LIBOR Floor 1.00%, Due 6/21	10/7/2014	1,510,955	1,496,079	1,480,736
Child Development Schools, Inc.(8)(13)(14) Services: Business	Senior Secured Loan — Term Loan 6.7% Cash, 3 month LIBOR (2.50%) + 4.25%, Due 5/23	6/6/2018	4,794,521	4,783,918	4,782,534
Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.3% Cash, 1 month LIBOR (2.52%) + 4.75%; LIBOR Floor 1.00%, Due 2/25	2/9/2018	1,990,000	1,985,635	1,873,784
Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR (2.80%) + 8.50%; LIBOR Floor 1.00%, Due 8/25	9/29/2017	5,000,000	4,936,538	4,929,000
Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR (2.80%) + 4.25%; LIBOR Floor 1.00%, Due 8/24	9/29/2017	1,989,954	1,985,554	1,968,678
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR (2.41%) + 7.75%; LIBOR Floor 1.00%, Due 7/21	5/23/2013	3,000,000	3,006,304	2,841,300
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.8% Cash, 1 month LIBOR (2.52%) + 4.25%; LIBOR Floor 1.00%, Due 12/21	11/19/2014	3,964,063	3,958,001	3,306,683
Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR (2.51%) + 4.50%; LIBOR Floor 1.00%, Due 12/23	1/26/2018	2,190,363	2,181,096	2,092,454
Dell International L.L.C. (EMC Corporation)(8)(13) High Tech Industries	Senior Secured Loan — Refinancing Term B Loan 4.5% Cash, 1 month LIBOR (2.53%) + 2.00%; LIBOR Floor 0.75%, Due 9/23	12/28/2018	2,000,000	1,930,000	1,930,000
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.3% Cash, 3 month LIBOR (2.81%) + 7.50%; LIBOR Floor 1.50%, Due 7/24	12/10/2018	4,987,469	4,938,132	4,937,594
See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment(15) Interest Rate(1)/Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value(2)
Drew Marine Group Inc.(8)(13)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR (2.52%) + 7.00%; LIBOR Floor 1.00%, Due 5/21	11/19/2013	$4,000,000	$4,000,634	$4,000,400
Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.8% Cash, 3 month LIBOR (2.81%) + 5.00%; LIBOR Floor 1.00%, Due 6/22	6/21/2016	1,103,728	1,107,755	1,103,728
First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.0% Cash, 3 month LIBOR (2.54%) + 10.50%; LIBOR Floor 1.00%, Due 7/24	1/4/2017	1,500,000	1,466,870	1,399,200
Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR (2.53%) + 7.25%; LIBOR Floor 1.00%, Due 2/26	1/25/2018	1,099,654	1,111,477	1,090,032
GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	117,919
GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR (2.80%) + 10.25%; LIBOR Floor 1.00%, Due 1/22	1/30/2015	1,500,000	1,486,831	1,376,250
Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR (2.71%) + 8.25%, Due 11/26	5/21/2013	5,000,000	4,915,960	4,912,500
Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR (2.71%) + 8.25%, Due 11/26	5/21/2013	2,000,000	1,965,349	1,965,000
Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 3 month LIBOR (2.71%) + 4.25%, Due 11/25	12/7/2017	1,473,788	1,470,466	1,466,419
Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.5% Cash, 3 month LIBOR (2.52%) + 7.00%; LIBOR Floor 1.50%, Due 1/18	1/30/2013	2,813,058	2,813,058	2,728,666
Grupo HIMA San Pablo, Inc.(5)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,789,650
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR (2.80%) + 4.75%; LIBOR Floor 1.00%, Due 11/23	6/18/2013	2,817,177	2,836,587	2,564,688
Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR (2.52%) + 9.50%; LIBOR Floor 1.00%, Due 11/24	5/6/2014	1,600,000	1,564,583	1,553,920
Infobase Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 7.1% Cash, 3 month LIBOR (2.63%) + 4.50%; LIBOR Floor 1.00%, Due 12/22	12/13/2017	4,017,393	3,981,675	3,977,219
Ion Media Networks, Inc.(8)(13) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B-3 Loan5.3% Cash, 1 month LIBOR (2.53%) + 2.75%; LIBOR Floor 1.00%, Due 12/20	12/28/2018	3,000,000	2,917,500	2,917,500
Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR (2.35%) + 9.00%; LIBOR Floor 1.00%, Due 1/25	3/10/2017	3,228,619	3,228,619	3,071,062
Jane Street Group, LLC(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Dollar Term Loan (2018) 5.5% Cash, 1 month LIBOR (2.50%) + 3.00%, Due 8/22	12/28/2018	2,992,500	2,932,650	2,932,650
Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.5% Cash, 3 month LIBOR (2.71%) + 4.75%; LIBOR Floor 1.00%, Due 10/21	10/31/2014	2,093,452	2,090,784	2,096,069
See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment(15) Interest Rate(1)/Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value(2)
MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR (2.52%) + 3.50%; LIBOR Floor 1.00%, Due 1/25	5/10/2013	$1,237,500	$1,232,118	$1,149,390
Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR (2.53%) + 7.00%, Due 9/26	12/4/2018	3,000,000	3,007,500	3,007,500
Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 3 month LIBOR (2.80%) + 4.75%; LIBOR Floor 1.00%, Due 6/21	6/23/2015	1,393,745	1,400,223	1,394,163
PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.96% Cash, 1 month LIBOR (2.46%) + 8.50%; LIBOR Floor 1.00%, Due 10/25	10/5/2017	3,000,000	2,949,039	2,940,300
PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.57% Cash, 3 month LIBOR (2.82%) + 4.75%; LIBOR Floor 1.00%, Due 8/24	8/10/2018	2,872,800	2,859,340	2,859,872
Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.5% Cash, 1 month LIBOR (2.52%) + 5.00%; LIBOR Floor 1.00%, Due 12/21	12/16/2016	1,979,381	2,002,724	1,941,773
Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.8% Cash, 3 month LIBOR (2.81%) + 5.00%; LIBOR Floor 1.00%, Due 7/21	7/29/2015	1,894,549	1,894,549	1,894,549
Robertshaw US Holding Corp. (fka Fox US Bidco Corp.)(8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR (2.56%) + 8.00%; LIBOR Floor 1.00%, Due 2/26	2/15/2018	3,000,000	2,973,097	2,775,000
Roscoe Medical, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.25% Cash, Due 9/19	3/26/2014	1,700,000	1,697,733	1,525,750
Roscoe Medical, Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.25% Cash, Due 9/19	3/26/2014	5,000,000	4,993,345	4,487,500
Salient CRGT Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.3% Cash, 1 month LIBOR (2.52%) + 5.75%; LIBOR Floor 1.00%, Due 2/22	2/27/2017	1,841,753	1,859,440	1,758,874
SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR (2.40%) + 8.25%; LIBOR Floor 1.00%, Due 9/24	8/18/2017	1,000,000	991,195	990,400
SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR (2.40%) + 8.25%; LIBOR Floor 1.00%, Due 9/24	8/18/2017	5,000,000	4,959,445	4,952,000
Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR (2.52%) + 3.50%; LIBOR Floor 1.00%, Due 11/24	11/3/2017	2,970,056	2,957,029	2,955,206
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, 3 month LIBOR (2.80%) + 5.50%, Due 10/22	6/25/2013	2,035,770	1,941,220	560,855
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.8% Cash, 3 month LIBOR (2.82%) + 12.00%, Due 10/22	6/25/2013	339,788	339,788	339,788
Tank Partners Holdings, LLC(5)(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 3.0% Cash, 12.5% PIK, 1 month PRIME (5.00%) +7.5%; PRIME Floor 3.00%, Due 8/19	8/28/2014	15,295,083	14,149,836	7,398,223
See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment(15) Interest Rate(1)/Maturity	Initial Acquisition Date	Principal	Amortized Cost	Fair Value(2)
Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR (2.52%) + 9.00%; LIBOR Floor 1.00%, Due 8/24	8/24/2017	$8,008,000	$7,959,567	$7,847,840
Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.6% Cash, 6 month LIBOR (2.63%) + 5.00%; LIBOR Floor 1.00%, Due 2/23	2/3/2017	3,446,143	3,447,715	3,430,291
TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 6 month LIBOR (2.82%) + 4.75%; LIBOR Floor 1.00%, Due 9/23	9/30/2016	987,374	985,337	954,001
TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,207	1,000,000
Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1 month LIBOR (2.53%) + 5.00%; LIBOR Floor 1.00%, Due 7/20	6/25/2014	2,075,305	2,033,378	1,993,123
Weiman Products, LLC(8)(13)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.3% Cash, 3 month LIBOR (2.80%) + 4.50%; LIBOR Floor 1.00%, Due 11/21	11/22/2013	1,440,525	1,434,568	1,440,525
WireCo WorldGroup Inc.(8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR (2.52%) + 9.00%; LIBOR Floor 1.00%, Due 9/24	8/9/2016	3,000,000	2,967,619	2,957,100
Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR (2.45%) + 7.50%; LIBOR Floor 1.00%, Due 3/26	3/8/2018	3,500,000	3,479,741	3,430,000
Total Investment in Equity Securities (94% of net asset value at fair value)			$164,541,812	$162,264,482	$147,861,744

See accompanying notes to financial statements.

Equity Securities Portfolio
Portfolio Company/Principal Business	Investment(15)	Initial Acquisition Date	Percentage Ownership/ Shares	Cost	Fair Value(2)
Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$—	$1,000
Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000
Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000
BCP Great Lakes Fund LP(17) Limited Partnership	Partnership Interest	12/11/2018	55.6%	12,466,667	12,466,667
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675
eInstruction Acquisition, LLC(8)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3)(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	669,000
New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000
Perseus Holding Corp.(8)(13) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000
Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	653,000
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	—	1,000
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	—	1,000
Tank Partners Holdings, LLC(8)(10)(13) Aerospace and Defense	Unit	8/28/2014	15.5%	980,000	1,000
Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Warrants	8/28/2014	1.04%	185,205	1,000
TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	548,345
Total Investment in Equity Securities (9% of net asset value at fair value)				$21,944,430	$14,504,687

See accompanying notes to financial statements.

CLO Fund Securities
CLO Subordinated
Investments
Portfolio Company	Investment(15)(11)	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M(16), 5/15 maturity	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.9%, 1/28 maturity	6/4/2013	23.3%	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.6%, 4/30 maturity	5/6/2014	25.1%	11,740,622	9,777,251
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.0%, 12/29 maturity	10/10/2013	6.8%	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.4%, 11/25 maturity	8/15/2014	24.9%	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.4%, 10/26 maturity	5/5/2015	9.9%	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	9,843,450	8,500,000
Total Investment in CLO Subordinated Securities				$51,073,520	$39,851,160

CLO Rated-Note Investment
Portfolio Company	Investment(15)	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP 2017-1A(6)(13)	Class E Notes, 10.29% Cash, 3 month LIBOR (2.79%) + 7.50%, Due 12/29	10/24/2017	27.4%	$4,407,106	$4,473,840
Total Investment in CLO Rated-Note				$4,407,106	$4,473,840
Total Investment in CLO Fund Securities (28% of net asset value at fair value)				$55,480,626	$44,325,000

Asset Manager Affiliates
Portfolio Company/Principal Business	Investment(15)	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$3,470,000
Total Investment in Asset Manager Affiliates (2% of net asset value at fair value)				$17,791,230	$3,470,000

Joint Ventures
Portfolio Company/Principal Business	Investment(15)	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$18,390,440
Total Investment in Joint Ventures (12% of net asset value at fair value)				$24,914,858	$18,390,440

See accompanying notes to financial statements.

Short-term Investments
Short-term Investments	Investment(15)	Initial Acquisition Date	Yield	Par/Amortized Cost	Fair Value(2)
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$34,757,129	$34,757,129
US Treasury Bill (Cusip:912796UH0)(8)	U.S. Government Obligation		1.04%	9,999,349	9,999,349
Total Short-term Investments (28% of net asset value at fair value)				$44,756,478	$44,756,478
Total Investments(4)				$327,152,104	$273,308,349

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2018. As noted in the table above, 81% (based on par) of debt securities contain floors which range between 0.75% and 3.00%.

(2)
Reflects the fair market value of all investments as of December 31, 2018, as determined by the Company’s Board of Directors.

(3)
Non-U.S. company or principal place of business outside the U.S.

(4)
The aggregate cost of investments for federal income tax purposes is approximately $327 million. The aggregate gross unrealized appreciation is approximately $0 million, the aggregate gross unrealized depreciation is approximately $53.8 million, and the net unrealized depreciation is approximately $53.8 million.

(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.

(6)
An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

(7)
Money market account.

(8)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 72% of the total assets at December 31, 2018.

(9)
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

(10)
Non-voting.

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

See accompanying notes to financial statements.

(13)
Fair value of this investment was determined using significant unobservable inputs.

(14)
As of December 31, 2018, this investment is owned by KCAP Funding I, LLC and was pledged to secure KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

(15)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’under the Securities Act of 1933.

(16)
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

(17)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
Debt Securities Portfolio
Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 8.7% Cash, 10.0% PIK, 3 month LIBOR (1.70%) + 17.00%; LIBOR Floor 1.00%, Due 10/23	$889,340	$889,338	$803,598
Advantage Sales & Marketing Inc.(8)(14) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.9% Cash, 3 month LIBOR (1.38%) + 6.50%; LIBOR Floor 1.00%, Due 7/22	1,000,000	1,001,438	988,000
API Technologies Corp.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 3 month LIBOR (1.69%) + 6.50%; LIBOR Floor 1.00%, Due 4/22	3,080,305	3,110,759	3,111,108
Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR (1.57%) + 4.50%; LIBOR Floor 1.00%, Due 7/21	1,065,342	1,062,983	1,054,689
Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR (1.46%) + 8.25%; LIBOR Floor 1.00%, Due 7/22	1,500,000	1,488,964	1,467,300
BMC Acquisition, Inc. (aka BenefitMall)(8)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR (1.84%) + 5.17%; LIBOR Floor 1.00%, Due 12/24	3,000,000	2,998,125	2,970,000
Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,502,374	1,518,750
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR (1.33%) + 7.75%; LIBOR Floor 1.00%, Due 7/21	3,000,000	3,008,816	2,914,800
DigiCert, Inc.(8) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 9.4% Cash, 3 month LIBOR (1.38%) + 8.00%; LIBOR Floor 1.00%, Due 10/25	1,000,000	995,059	979,100
Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR (1.57%) + 7.00%; LIBOR Floor 1.00%, Due 5/21	4,000,000	4,000,901	4,010,000
EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR (1.69%) + 8.50%; LIBOR Floor 1.00%, Due 8/25	5,000,000	4,927,010	4,997,500
First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR (1.39%) + 10.50%; LIBOR Floor 1.00%, Due 7/24	1,500,000	1,460,837	1,448,400
Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 1 month LIBOR (1.57%) + 3.50%; LIBOR Floor 1.00%, Due 4/20	2,000,000	1,995,443	2,000,000
GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR (1.69%) + 4.50%; LIBOR Floor 1.00%, Due 11/21	230,756	229,252	230,732
GK Holdings, Inc. (aka Global Knowledge)(8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.9% Cash, 3 month LIBOR (1.69%) + 10.25%; LIBOR Floor 1.00%, Due 1/22	1,500,000	1,482,520	1,376,400
See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Global Tel*Link Corporation(8) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 3 month LIBOR (1.69%) + 4.00%; LIBOR Floor 1.25%, Due 5/20	$1,495,689	$1,492,021	$1,491,949
Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR (1.69%) + 8.25%; LIBOR Floor 1.25%, Due 11/20	5,000,000	4,963,469	4,975,000
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR (1.50%) + 7.00%; LIBOR Floor 1.50%, Due 1/18	2,850,000	2,849,063	2,593,500
Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,191,667	7,174,676	4,566,708
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 6.4% Cash, 3 month LIBOR (1.69%) + 4.75%; LIBOR Floor 1.00%, Due 11/23	2,986,482	3,011,321	3,003,281
Hoffmaster Group, Inc.(8)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 3 month LIBOR (1.69%) + 9.50%; LIBOR Floor 1.00%, Due 11/24	1,600,000	1,558,556	1,600,960
Industrial Services Acquisition, LLC (aka Evergreen/NAIC)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR (1.63%) + 5.00%; LIBOR Floor 1.00%, Due 6/22	1,167,909	1,173,405	1,167,909
Infobase Holdings, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan 8.0% Cash, Prime LIBOR (0.00%) + 8.00%; LIBOR Floor 0.00%, Due 12/22	2,000,000	1,980,000	1,980,000
Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.6% Cash, 1 month LIBOR (1.57%) + 9.00%; LIBOR Floor 1.00%, Due 1/25	3,228,619	3,228,619	3,200,530
MB Aerospace ACP Holdings II Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR (1.63%) + 5.50%; LIBOR Floor 1.00%, Due 12/22	980,000	981,158	980,000
MB Aerospace ACP Holdings III Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Term Loan 5.1% Cash, 1 month LIBOR (1.58%) + 3.50%; LIBOR Floor 1.00%, Due 1/25	1,250,000	1,243,750	1,243,750
National Home Health Care Corp.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR (1.43%) + 9.00%; LIBOR Floor 1.00%, Due 12/22	1,500,728	1,482,044	1,458,257
Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR (1.69%) + 8.50%; LIBOR Floor 1.00%, Due 12/19	1,495,995	1,495,995	1,487,618
Playpower, Inc.(8)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 3 month LIBOR (1.69%) + 4.75%; LIBOR Floor 1.00%, Due 6/21	994,898	1,004,093	999,872
PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR (1.46%) + 8.50%; LIBOR Floor 1.00%, Due 10/25	3,000,000	2,941,524	2,940,000
RESIC Enterprises, LLC (aka Lyons Magnus)(8) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR (1.43%) + 4.25%; LIBOR Floor 1.00%, Due 11/24	3,000,000	2,985,247	3,001,500
Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,678,900	6,468,850
Salient CRGT Inc.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR (1.57%) + 5.75%; LIBOR Floor 1.00%, Due 2/22	1,967,742	1,992,339	1,992,339
See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 3 month LIBOR (1.48%) + 8.25%; LIBOR Floor 1.00%, Due 9/24	$5,000,000	$4,952,274	$4,955,000
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 8.2% Cash, 7.2% PIK, 3 month LIBOR (1.57%) + 6.62%; LIBOR Floor 1.00%, Due 10/22	1,883,914	1,875,914	1,318,740
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 13.7% Cash, 3 month LIBOR (1.69%) + 12.00%; LIBOR Floor 1.00%, Due 10/22	339,788	339,788	339,788
Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 2.0% Cash, 12.8% PIK, Base Rate (4.25%) + 10.5%, Due 8/19	12,739,078	12,258,031	9,153,028
Tex-Tech Industries, Inc.(8) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR (1.57%) + 9.00%; LIBOR Floor 1.00%, Due 8/24	8,008,000	7,950,994	7,947,940
Time Manufacturing Acquisition, LLC(8) Capital Equipment	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR (1.75%) + 5.00%; LIBOR Floor 1.00%, Due 2/23	994,987	992,633	999,962
Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051
Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232
TronAir Parent Inc.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1 month LIBOR (1.41%) + 4.75%; LIBOR Floor 1.00%, Due 9/23	997,475	994,981	997,076
TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR (1.00%) + 13.00%; LIBOR Floor 1.00%, Due 12/19	1,000,000	994,351	1,000,000
Weiman Products, LLC(8)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.2% Cash, 3 month LIBOR (1.69%) + 4.50%; LIBOR Floor 1.00%, Due 11/21	694,662	691,234	694,662
WireCo WorldGroup Inc.(8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR (1.48%) + 9.00%; LIBOR Floor 1.00%, Due 9/24	3,000,000	2,961,988	2,991,600
Total Investment in Debt Securities (65% of net asset value at fair value)		$126,110,659	$125,179,470	$118,197,479

See accompanying notes to financial statements.

Equity Securities Portfolio
Portfolio Company/Principal Business	Investment	Percentage Ownership/ Shares	Cost	Fair Value(2)
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	891,661
DBI Holding LLC(8)(14) Services: Business	Warrants	3.2%	—	1,000
eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.0%	1,500,000	689,259
New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000
Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	—	400,000	1,000
Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,229,000
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class A Equity	1.6%	—	—
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.5%	—	—
Tank Partners Holdings, LLC(8)(10)(14) Energy: Oil & Gas	Unit	1.3%	980,000	1,000
Tank Partners Holdings, LLC(8)(14) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,280,749
Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.9%	—	1,000
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.4%	182,000	1,000
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.2%	359,765	315,015
Total Investment in Equity Securities (2% of net asset value at fair value)			$10,571,007	$4,414,684

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

See accompanying notes to financial statements.

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

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2018. As noted in the table above, 74% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

(2)
Reflects the fair market value of all investments as of December 31, 2018, as determined by the Company’s Board of Directors.

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

(9)
Other than the Asset Manager Affiliates and the Joint Venture, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

KCAP FINANCIAL, INC.
FINANCIAL HIGHLIGHTS
($ per share)
	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:
Net asset value, at beginning of period	$4.87	$5.24	$5.82	$6.94	$7.51
Net investment income(1)	0.27	0.30	0.50	0.65	0.59
Net realized losses from investment transactions(1)	(0.44)	(0.19)	(0.17)	(0.17)	(0.30)
Realized losses from extinguishments of debt(1)	(0.01)	(0.11)	—	(0.01)	(0.02)
Net change in unrealized appreciation (depreciation) of investments(1)	(0.08)	0.09	(0.36)	(0.97)	0.17
Net increase (decrease) in net assets resulting from operations	(0.26)	0.09	(0.03)	(0.50)	0.44
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.25)	(0.16)	(0.40)	(0.63)	(0.78)
Return of capital	(0.15)	(0.32)	(0.19)	—	(0.22)
Net decrease in net assets resulting from stockholder distributions	(0.40)	(0.48)	(0.59)	(0.63)	(1.00)
Net increase (decrease) in net assets relating to capital share transactions
Offering of common stock	—	—	—	—	0.02
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(0.01)	0.01	—	—
Dividend reinvestment plan	0.01	0.01	(0.01)	—	—
Stock based compensation	0.01	0.02	0.04	0.01	(0.03)
Net increase (decrease) in net assets relating to capital share transactions	0.02	0.02	0.04	0.01	(0.01)
Net asset value, end of period	$4.23	$4.87	$5.24	$5.82	$6.94
Total net asset value return(2)	(4.7)%	2.0%	0.2%	(7.2)%	5.7%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.41	$3.98	$4.07	$6.82	$8.07
Per share market value at end of period	$3.46	$3.41	$3.98	$4.07	$6.82
Total market return(3)	13.2%	(2.3)%	13.3%	(31.2)%	(3.1)%
Shares outstanding at end of period	37,326,846	37,339,224	37,178,294	37,100,005	36,775,127
Net assets at end of period	$158,021,011	$181,804,576	$194,924,925	$216,100,470	$255,316,701
Portfolio turnover rate(4)	38.3%	100.5%	34.3%	32.5%	45.8%
Average par debt outstanding	$105,230,252	$134,020,367	$189,836,675	$224,498,433	$196,622,077
Asset coverage ratio	249%	271%	205%	202%	211%
Ratio of net investment income to average net assets	5.9%	5.8%	9.0%	9.8%	7.9%
Ratio of total expenses to average net assets	10.1%	9.2%	8.6%	8.6%	8.2%
Ratio of interest expense to average net assets	4.4%	4.1%	4.3%	4.7%	4.5%
Ratio of non-interest expenses to average net assets	5.7%	5.1%	4.2%	3.9%	3.7%

(1)
Based on weighted average number of common shares outstanding for the period.

(2)
Total net asset value return equals the change in the ending of period net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning of period net asset value per share.

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
The Company may also invest in other investments such as debt and subordinated securities issued by CLO Funds (“CLO Fund Securities”) and loans to publicly-traded companies, high-yield bonds, joint venture and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments.
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
On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes (each, as defined and discussed in Note 6 — “Borrowings” below) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION – (continued)

LibreMax Transaction
On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2018, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.
The Externalization Agreement
At a meeting of the Company’s Board of Directors held on December 12, 2018, the Board, including all of its independent directors, unanimously voted to approve an investment advisory agreement (the “Advisory Agreement”) between the Company and Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”), contingent upon entering into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners, obtaining Company stockholder approval of the Advisory Agreement, and closing of the transactions contemplated by the Externalization Agreement (the “Closing”), and determined that the Advisory Agreement is in the best interests of the Company and its stockholders. At the special meeting of the Company’s stockholders (the “Special Meeting”) held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. If the transactions contemplated by the Externalization Agreement are completed, upon the Closing, the Company will commence operations as an externally managed BDC managed by the Adviser.
Pursuant to the Externalization Agreement with BCP, the Adviser will become the Company’s investment adviser in exchange for a cash payment from BCP, or its affiliate, of  $25 million, or approximately $0.67 per share of the Company’s common stock, directly to the Company’s stockholders. In addition, following the Closing, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing date to buy newly issued shares of the Company’s common stock at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Advisory Agreement becomes effective, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by the Company, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement is $35.0 million.
The Company anticipates that the Closing will occur at the end of the quarter ending March 31, 2019, but the Company will issue a press release announcing the record date and payment date of the stockholder payment.
About the Adviser
At the Closing, the Adviser, an affiliate of BC Partners, will become the investment adviser of the Company. LibreMax intends to own a portion of the Adviser. Subject to the overall supervision of the Board, the Adviser will be responsible for managing the Company’s business and activities, including

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION – (continued)

sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
The Adviser will seek to invest on behalf of the Company in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser will employ fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and will seek to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Company will pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of  (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. The Incentive Fee will consist of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee will be 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee will be 17.50%.
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
The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding I LLC, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES – (continued)

investment activities of the Company. The creditors of KCAP Senior Funding I, LLC received security interests in the assets which are owned by KCAP Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate. All of the borrowings of Kolhberg Capital Funding LLC I, and KCAP Senior Funding I, LLC have been fully repaid.
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
In addition, in accordance with Regulation S-X promulgated by the SEC, additional financial information with respect to one of the CLO Funds in which the Company had an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), is required to be included in the Company’s SEC filings. Summarized financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 4-08 (g)) is set forth in Note 5 to these financial statements.
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
It is the Company’s primary investment objective to generate current income and, to a lesser extent, capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2018, the Company provided approximately $118.2 million to portfolio companies to support their growth objectives, approximately $12.9 million which was contractually obligated. See also Note 8 — Commitments and Contingencies. As of December 31, 2018, the Company held loans it made to 51 investee companies with aggregate principal amounts of approximately $164.5 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 —  Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2018, the Company did not engage in any such or similar activities.
Recently Adopted Accounting Pronouncements
FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with the financial instruments are scoped out of ASC 606 and therefore there was no material impact for adoption.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES – (continued)

Pending Accounting Pronouncements
In March 2017, the FASB issued an Accounting Standards Update, ASU 2017-08, Receivables —  Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management does not anticipate that the adoption of ASU 2017-08 will have a material impact on the financial position or results of operations of the Company.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU 2018-13. We are permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of adopting ASU 2018-13 on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. The Company expects to record an asset and liability of approximately $4.3 million upon adoption of this standard.
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
CLO Fund Securities.    The Company typically makes a minority investment in the most junior class of securities of CLO Funds. The investments held by CLO Funds generally relate to non-investment grade credit instruments issued by corporations.
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
Restricted Cash.    Restricted cash and cash equivalents (e.g., money market funds) consists of cash held for reinvestment and quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Funding I, LLC.
Short-term investments.   Short-term investments are generally comprised of money market accounts, time deposits, and U.S. treasury bills.
Interest Income.    Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES – (continued)

non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2018, five of our investments were on non-accrual status.
Distributions from Asset Manager Affiliates.    The Company records distributions from the Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from the Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.
Investment Income on CLO Fund Securities.    The Company generates investment income from its investments in the most junior class of securities issued by CLO Funds (typically preferred shares or subordinated securities). The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate index, such as the London Interbank Offered Rate (“LIBOR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.
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
Investment in Joint Venture.   For years ended December 31, 2018 and 2017, the Company recognized $3.1 million and $949,000  in investment income from its investment in the Joint Venture. As of December 31, 2018 and 2017, the fair value of the Company’s investment in the Joint Venture was approximately $18.4 million and $21.5 million, respectively. The Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.
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
Expenses.   The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an Overhead Allocation Agreement with the Asset Manager Affiliates which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources.
Shareholder Distributions.   Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter.
The Company has adopted a dividend reinvestment plan (the DRIP) that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the DRIP to receive cash in lieu of having their cash distributions automatically reinvested in additional shares of the Company’s common stock.
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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE – (continued)

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2018, 2017, and 2016:
	For the Years ended December 31,
	2018	2017	2016
Net (decrease) increase in net assets resulting from operations	$(9,571,546)	$3,388,082	$(1,039,731)
Net decrease (increase) in net assets allocated to unvested share awards	58,220	(27,288)	14,520
Net (decrease) increase in net assets available to common stockholders	$(9,513,326)	$3,360,794	$(1,025,211)
Weighted average number of common shares outstanding for basic shares computation	37,356,241	37,235,130	37,149,663
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,356,241	37,235,130	37,149,663
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$(0.26)	$0.09	$(0.03)
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$(0.26)	$0.09	$(0.03)
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
There were 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the year ended December 31, 2018. Since the effects are anti-dilutive for all periods, the options were not included in the computation. For the year ended December 31, 2018, 2017 and 2016 the company purchased 26,681, 64,176 and 67,654 shares, respectively, of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS
The following table shows the Company’s portfolio by security type at December 31, 2018 and December 31, 2017:
	December 31, 2018			December 31, 2017
Security Type	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Short-term investments(2)	$44,756,478	$44,756,478	17	$77,300,320	$77,300,320	26%
Senior Secured Loan	86,040,921	77,616,209	28	48,337,900	44,960,146	14
Junior Secured Loan	76,223,561	70,245,535	26	62,561,913	58,941,300	19
Senior Unsecured Loan	—	—	—	12,777,283	12,777,283	4
Senior Secured Bond	—	—	—	1,502,374	1,518,750	—
CLO Fund Securities	55,480,626	44,325,000	16	72,339,032	51,678,673	17
Equity Securities	21,944,430	14,504,687	5	10,571,007	4,414,684	1
Asset Manager Affiliates(3)	17,791,230	3,470,000	1	52,591,230	38,849,000	12
Joint Venture	24,914,858	18,390,440	7	24,914,858	21,516,000	7
Total	$327,152,104	$273,308,349	100%	$362,895,917	$311,956,156	100%

(1)
Represents percentage of total portfolio at fair value.

(2)
Includes money market accounts and U.S. treasury bills.

(3)
Represents the equity investment in the Asset Manager Affiliates.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2018 and December 31, 2017 for the Company’s investment portfolio was as follows:
	December 31, 2018			December 31, 2017
Industry Classification	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$5,434,927	$4,049,940	1%	$5,636,056	$4,115,487	1%
Asset Management Company(2)	17,791,230	3,470,000	1	52,591,230	38,849,000	12
Banking, Finance, Insurance & Real Estate	8,831,841	8,733,933	3	4,458,962	4,418,391	1
Beverage, Food and Tobacco	5,963,334	5,796,506	2	7,496,438	7,435,050	2
Capital Equipment	10,888,432	9,831,391	3	5,454,621	4,680,821	2
Chemicals, Plastics and Rubber	4,862,063	4,801,645	1	—	—	—
CLO Fund Securities	55,480,626	44,325,000	16	72,339,032	51,678,673	17
Construction & Building	1,400,223	1,394,163	1	1,004,093	999,872	—
Consumer goods: Durable	1,140,500	364,240	—	1,071,340	805,607	—
Consumer goods: Non-durable	1,434,568	1,440,525	1	691,234	694,662	—
Electronics	3,007,500	3,007,500	1	—	—	—
Energy: Oil & Gas	16,827,204	8,946,568	3	14,932,542	11,433,777	4
Environmental Industries	8,371,180	6,939,794	3	6,330,630	5,766,437	2
Forest Products & Paper	1,564,583	1,553,920	1	1,558,556	1,600,960	1
Healthcare & Pharmaceuticals	38,638,822	32,287,288	12	30,367,449	25,512,654	8
High Tech Industries	23,971,435	23,662,459	9	18,229,229	18,260,577	6
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Joint Venture	24,914,858	18,390,440	7	24,914,858	21,516,000	7
Limited Partnership	12,466,667	12,466,667	5	—	—	—
Media: Advertising, Printing & Publishing	6,113,852	5,590,863	2	3,371,086	3,318,296	1
Related Party Loans	—	—	—	12,777,283	12,777,283	4
Services: Business	10,398,710	9,213,416	3	3,563,574	2,366,400	1
Telecommunications	8,351,775	8,343,919	3	6,455,489	6,466,949	2
Textiles and Leather	10,140,662	9,940,294	4	7,950,994	7,947,940	3
Money Market Accounts	34,757,129	34,757,129	13	52,293,570	52,293,570	17
Transportation: Cargo	4,000,634	4,000,400	1	4,000,901	4,010,000	1
U.S. Government Obligations	9,999,349	9,999,349	4	25,006,750	25,006,750	8
Total	$327,152,104	$273,308,349	100%	$362,895,917	$311,956,156	100%

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
At December 31, 2018 and December 31, 2017, the total amount of non-qualifying assets was approximately 28% and 23% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 16% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 16% of its total assets on such dates, respectively).
Investments in CLO Fund Securities
The Company has made minority investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.
In June 2016, the Company sold $7.0 million par value of the Subordinated Notes of Catamaran 2015-1 for $4.2 million.
In December 2016, the Company purchased $10.1 million of the par value of the Subordinated Notes of Catamaran 2016-1 CLO managed by Trimaran Advisors.
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
In December 2017, the Company sold $5.0 million par value of the Subordinated Notes of Catamaran CLO 2014-1 for $3.0 million.
In September 2018, the Company purchased $10 million par value of the Subordinated Notes of Catamaran CLO 2018-1 at a cost of approximately $9.5 million.
In December 2018, the Company received $2.5 million of notional amount of subordinated notes of Catamaran 2013-1 with a fair value of  $1.4 million and $3.4 million of notional amount of subordinated notes of Catamaran 2014-1 with a fair value of  $1.9 million, as consideration for the repayment of a portion of the loans to Trimaran Advisors.
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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. Katonah 2007-1 was fully liquidated and dissolved in the fourth quarter of 2018. Accordingly, the Company recorded a realized loss during the fourth quarter of 2018 of approximately $10.1 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.
Similarly, during the fourth quarter of 2018, each of Grant Grove CLO, Ltd., Trimaran CLO VII, Ltd., and Catamaran CLO 2012-1 Ltd. were fully liquidated and dissolved, and the Company recorded a realized loss of approximately $6.4 million and a corresponding unrealized gain of the same amount in order to revere the previously recorded unrealized depreciation with respect to these investments.
With the exception of Katonah III, Ltd., as of December 31, 2018 all of investments in CLO Fund securities were making distributions to the Company.
Investment in Joint Venture
During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, KCAP F3C Senior Funding, L.L.C. (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.
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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

KCAP Freedom 3 LLC
Summarized Statement of Financial Consolidation
	As of December 31, 2018	As of December 31, 2017
Cash	$—	$1,717
Investment at fair value	32,621,188	37,080,000
Total Assets	$32,621,188	$37,081,717
Total Liabilities	$1,970,455	$1,221,916
Total Equity	30,650,733	35,859,801
Total Liabilities and Equity	$32,621,188	$37,081,717

KCAP Freedom 3 LLC
Summarized Statement of Operations
	For the years ended December 31,
	2018	2017
Investment income	$4,800,844	$2,531,331
Operating expenses	(126,786)	(435,757)
Net investment income	4,674,058	2,095,574
Unrealized depreciation on investment	(4,951,938)	(5,063,254)
Net loss	$(277,880)	$(2,967,680)

KCAP Freedom 3 LLC
Schedule of Investments
December 31, 2018
Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 11.5%, 12/29 maturity	100.0%	$42,636,380	$32,621,188
Total Investments			$42,636,380	$32,621,188

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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

Affiliate Investments
The following table details investments in affiliates as of December 31, 2018 and December 31, 2017:
	Industry Classification	Fair Value at of December 31, 2017	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2018	Interest Income		Dividend Income
Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$38,849,000	$(34,800,000)	$—	$—	$(579,000)	$—	$3,470,000	$		$1,246,510
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)	Related Party Loans	—	—	—	—	—	—	—		1,170,825	—
Trimaran Advisors, LLC Related Party Loan(4)(5)	Related Party Loans	8,359,051	(8,359,051)	—	—	—	—	—		765,963
Trimaran Advisors, LLC Related Party Loan(4)(5)	Related Party Loans	4,418,232	(4,418,232)	—	—	—	—	—		229,380
Katonah 2007-I CLO, Ltd.(1)(2)(3)(4)	CLO Fund Securities	10,770,486	(10,676,556)	271,658	—	9,754,423	(10,120,011)	—		271,658	—
Trimaran CLO VII, Ltd.(1)(2)(3)(4)	CLO Fund Securities	10,000		(6,725)	—	369,831	(373,105)	—		(6,725)	—
Catamaran CLO 2012-1, Ltd.(1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,596,571)	264,746	—	3,527,018	(3,515,976)	—		264,746	—
Catamaran CLO 2013-1, Ltd.(1)(2)(4)	CLO Fund Securities	6,923,699	147,497	1,213,807	(7,016,734)	(1,268,269)	—	—		1,213,807	—
Catamaran CLO 2014-1, Ltd.(1)(2)(4)	CLO Fund Securities	8,230,178	535,309	1,347,240	(9,777,251)	(335,476)	—	—		1,347,240	—
Catamaran CLO 2014-2, Ltd.(1)(2)(4)	CLO Fund Securities	4,500,962	(985,241)	656,919	(2,158,200)	(2,014,440)	—	—		656,919	—
Catamaran CLO 2015-1, Ltd.(1)(2)(4)	CLO Fund Securities	3,569,600	(573,089)	507,789	(3,048,696)	(455,604)	—	—		507,789	—
Catamaran CLO 2016-1, Ltd.(1)(2)(4)	CLO Fund Securities	8,530,685	(1,282,923)	913,272	(7,067,073)	(1,093,961)	—	—		913,272	—
Catamaran CLO 2018-1, Ltd.(1)(2)(4)	CLO Fund Securities	—	9,500,000	343,450	(8,500,000)	(1,343,450)	—	—		343,450	—
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	4,632,000	—	37,298	—	(195,458)	—	4,473,840		468,755
BCP Great Lakes Fund LP(7)	Limited Partnership	—	12,466,667	—	—	—	—	12,466,667		—	—
KCAP Freedom 3, LLC(4)(6)	Joint Venture	21,516,000	—	—	—	(3,125,560)	—	18,390,440		—	3,100,000
Tank Partners Holdings, LLC(4)	Unit	—	—	—	980,000	(979,000)	—	1,000		—	—
Total Affiliated Investments		$122,630,676	$(41,042,190)	$5,549,454	$(36,587,954)	$2,261,054	$(14,009,092)	$38,801,947		$8,147,079	$4,346,510

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

	Industry Classification	Fair Value at December 31, 2016	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2017	Interest Income	Dividend Income
Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$40,198,000	$(2,750,000)	$—	$—	$1,401,000	$—	$38,849,000	$—	$460,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(7)	Related Party Loans	—	—	—	—	—	—	—	916,765	—
Trimaran Advisors, LLC Related Party Loan(4)(5)(7)	Related Party Loans	—	8,359,051					8,359,051	148,721
Trimaran Advisors, LLC Related Party Loan(4)(5)(7)	Related Party Loans	—	4,418,232					4,418,232	16,752
Katonah 2007-I CLO, Ltd.(1)(2)(3)(4)	CLO Fund Securities	20,453,099	(13,157,760)	5,660,026	—	(2,184,878)	—	10,770,486	5,660,026	—
Trimaran CLO VII, Ltd.(1)(2)(3)(4)	CLO Fund Securities	1,195,152	(1,264,090)	—	—	78,938	—	10,000	—	—
Catamaran CLO 2012-1, Ltd.(1)(2)(4)	CLO Fund Securities	2,819,412	(771,743)	699,611	—	(426,497)	—	2,320,783	699,611	—
Catamaran CLO 2013-1, Ltd.(1)(2)(4)	CLO Fund Securities	4,918,807	(1,054,362)	834,448	—	2,224,807	—	6,923,699	834,448	—
Catamaran CLO 2014-1, Ltd.(1)(2)(4)	CLO Fund Securities	4,546,682	2,319,047	1,079,850	—	1,643,907	(1,359,309)	8,230,178	1,079,850	—
Catamaran CLO 2014-2, Ltd.(1)(2)(4)	CLO Fund Securities	5,092,087	(1,130,813)	806,058	—	(266,370)	—	4,500,962	806,058	—
Catamaran CLO 2015-1, Ltd.(1)(2)(4)	CLO Fund Securities	3,223,255	(571,562)	446,893	—	471,017	—	3,569,600	446,893	—
Catamaran CLO 2016-1, Ltd.(1)(2)(4)	CLO Fund Securities	8,350,290	(1,146,242)	1,093,043	—	233,593	—	8,530,685	1,093,043	—
CRMN 2014-1A(1)(2)(4)	CLO Fund Securities	1,310,000	(1,545,506)	9,259	—	131,727	94,520	—	97,885	—
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	—	4,346,290	89,676		196,035		4,632,000	89,676
KCAP Freedom 3, LLC(4)(6)	Joint Venture	—	24,914,858	—	—	(3,398,858)	—	21,516,000	—	949,037
Total Affiliated Investments		$92,106,784	$20,965,400	$10,718,864	$—	$104,421	$(1,264,789)	$122,630,676	$11,889,728	$1,409,037

(1)
Non-U.S. company or principal place of business outside the U.S.

(2)
A CLO Fund managed by a Disposed Manager Affiliate as of December 31, 2017. Other than KCAP F3C Senior Funding LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018.

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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

(7)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

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
ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:
Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include equities and listed securities. As required by ASC 820: Fair Value, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. A majority of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. The Company’s fair value determinations may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors. Investments valued at Net Asset Value (“NAV”) are excluded from the fair value heirarchy.
The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of December 31, 2018 and December 31, 2017, respectively:
	As of December 31, 2018
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,349	$34,757,129	$—	$—	$44,756,478
Debt securities	—	41,120,073	106,741,671	—	147,861,744
CLO fund securities	—	—	44,325,000	—	44,325,000
Equity securities	—	—	2,038,020	12,466,667	14,504,687
Asset Manager Affiliates	—	—	3,470,000	—	3,470,000
Joint Venture	—	—	18,390,440	—	18,390,440
Total	$9,999,349	$75,877,202	$174,965,131	$12,466,667	$273,308,349

	As of December 31, 2017
	Level I	Level II	Level III	NAV	Total
Short Term investments	$25,006,750	$52,293,570	$—	$—	$77,300,320
Debt securities	—	48,312,024	69,885,455	—	118,197,479
CLO fund securities	—	—	51,678,673	—	51,678,673
Equity securities	—	—	4,414,684	—	4,414,684
Asset Manager Affiliates	—	—	38,849,000	—	38,849,000
Joint Venture	—	—	21,516,000	—	21,516,000
Total	$25,006,750	$100,605,594	$186,343,812	$—	$311,956,156

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
The BCP Great Lakes Partnership has been formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in Great Lakes Funding LLC, a company organized under the laws of the State of Delaware (the “Investment”), and potentially in follow-on investments related thereto, and to engage in such other activities as are permitted by the BCP Great Lakes Fund, LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”). The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

The fair value of the Company’s investment in BCP Great Lakes Fund, LP (the “BCP Great Lakes Partnership”) at December 31, 2018 was $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BGP Great Lakes Partnership Agreement, the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the Partnership.
The Company generally cannot redeem or withdraw its investment in BCP Great Lakes Partnership, however, the Company is generally entitled to quarterly distributions on its pro-rata share of current income, disposition proceeds and temporary investment income (as defined), net of expenses and reserves deemed necessary to satisfy partnership obligations, at the discretion of the General Partner pursuant to the provisions of the BCP Great Lakes Partnership Agreement. Accordingly, the amount and timing of any such distributions is uncertain.
As of December 31, 2018, the Company has a $12.5 million unfunded commitment to the BCP Great Lakes Partnership.
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
	Year Ended December 31, 2018
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Transfers out of Level III(1)	(230,732)	—	—	—	—	(230,732)
Transfers into Level III(2)	16,474,663	—	—	—	—	16,474,663
Net accretion	125,614	5,878,260	—	—	—	6,003,874
Purchases	38,099,644	12,781,528	—	—	—	50,881,172
Sales/Paydowns/Return of Capital	(11,116,360)	(19,033,322)	(1,093,244)	(34,800,000)	—	(66,042,926)
Total realized loss included in earnings	(51,674)	(16,484,872)	—	—	—	(16,536,546)
Change in unrealized gain (loss) included in earnings	(6,444,939)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	(1,928,186)
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$174,965,131
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,197,940)	$6,631,424	$(1,283,420)	$(579,000)	$(3,125,560)	$(681,187)

(1)
Transfers out of Level III represent a transfer of  $230,732 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2018.

(2)
Transfers into Level III represent a transfer of  $16,474,663 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2018.

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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

As of December 31, 2018, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $75.9 million as of December 31, 2018.
As of December 31, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:
Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$8,661,114	Enterprise Value	Average EBITDA	5.0x – 8.0x (5.2x)
			Multiple/WACC	15.8%
	98,080,557	Income Approach	Implied Discount Rate	6.3% – 26.8% (11.8%)
Equity Securities	1,979,020	Enterprise Value	Average EBITDA Multiple	4.5x – 11.0x (9.5x)
	59,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	35,455,720	Discounted Cash Flow	Discount Rate	13.5% – 14.0% (13.9%)
			Probability of Default	0.75% – 2% (1.4%)
			Loss Severity	20% – 36% (28.3%)
			Recovery Rate	63.5% – 80% (71.7%)
			Prepayment Rate	10% – 20% (15%)
	369,280	Liquidation Value	Qualitative Inputs(2)
	8,500,000	Market Approach	Third Party Quote	85.0%
Asset Manager Affiliate	3,470,000	Discounted Cash Flow	Discount Rate	4.0% – 10.0% (7.77%)
Joint Venture	18,390,440	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$174,965,131

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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

As of December 31, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:
Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$14,059,524	Enterprise Value	Average EBITDA Multiple/WACC	5.1x – 6.1x (5.2x) 15.2% – 18.5% (17.4%)
	55,825,931	Income Approach	Implied Discount Rate	6.4% – 23.5% (12.0%)
Equity Securities	4,405,684	Enterprise Value	Average EBITDA Multiple/WACC	4.5x – 15.2x (9.8x) 10.8% – 15.1% (12.2%)
	9,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	18,922,030	Discounted Cash Flow	Discount Rate	12.0%
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	11,150,766	Liquidation Value	Qualitative Inputs(2)
	21,605,877	Market Approach	Third Party Quote	56.0% – 96.5% (69.7%)
Asset Manager Affiliate	38,849,000	Discounted Cash Flow	Discount Rate	2.66% – 12.0% (6.56%)
Joint Venture	21,516,000	Market Approach	Third Party Quote	90%
Total Level III Investments	$186,343,812

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities may include, among other things, broad market indices, the comparable yields of similar investments in similar industries, effective discount rates, average EBITDA multiples, and weighted average cost of capital. Significant increases or decreases in such comparable yields would result in a significantly lower or higher fair value measurement, respectively.
The significant unobservable inputs used in the fair value measurement of the Company’s equity securities include the EBITDA multiple of similar investments in similar industries and the weighted average cost of capital. Significant increases or decreases in such inputs would result in a significantly lower or higher fair value measurement.
Significant unobservable input used in the fair value measurement of the Company’s CLO Fund Securities include default rates, recovery rates, prepayment rates, spreads, and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund Security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented. Significant increases or decreases in probability of default and loss severity inputs in isolation would result in a significantly lower or higher fair value measurement, respectively. In general, a change in the assumption of the

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS – (continued)

probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Significant increases or decreases in the discount rate in isolation would result in a significantly lower or higher fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Asset Manager Affiliates is the discount rate used to present value prospective cash flows. Prospective revenues are generally based on a fixed percentage of the par value of CLO Fund assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the fees earned by the Asset Manager Affiliates are generally not subject to market value fluctuations in the underlying collateral. The discounted cash flow model incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Significant increases or decreases in such discount rate would result in a significantly lower or higher fair value measurement, respectively.
The Company’s investment in the Joint Venture is carried at fair value based upon the fair value of the investments held by the Joint Venture.
5. ASSET MANAGER AFFILIATES
Wholly-Owned Asset Managers
On December 31, 2018, the Company’s wholly-owned subsidiary Commodore Holdings, LLC (“Commodore”) sold its wholly-owned asset management subsidiaries Katonah Debt Advisors, Trimaran Advisors and Trimaran Advisors Management, representing substantially all of the Company’s investment in the Asset Manager Affiliates. Commodore received cash proceeds of  $37.9 million from the sale and distributed $33.8 million in cash to KCAP. All of this cash distribution was recorded as a return of capital. No realized gain or loss was recognized due to this transaction.
The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2018 and 2017 the Asset Manager Affiliates had approximately $300 million and $3.0 billion, respectively of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $3.5 million and $38.8 million, respectively.
As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components — senior management fee, a subordinated management fee and an incentive fee.
Certain investments, and the future management fees of certain managed CLO Funds, had been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention requirements of the Dodd-Frank Act applicable to asset managers. In addition, certain of the Asset Manager Affiliates had provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees were insufficient to satisfy the repayment of these borrowings. These borrowing arrangements were all satisfied prior to the sale of the Asset Manager Affiliates.
For the years ended December 31, 2018, 2017, and 2016, the Asset Manager Affiliates declared cash distributions of  $36.0 million, $3.2 million, and $2.7 million to the Company, respectively. The distributions in 2018 include a significant portion of the proceeds from the sale of the Disposed Manager Affiliates. Any

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES – (continued)

distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.2 million, $460,000 and $1.4 million of Dividends from Asset Manager Affiliates in the Statement of Operations in 2018, 2017, and 2016, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). All but $1.2 million of the 2018 distribution from the Asset Manager Affiliates was a tax-basis return of capital. Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.
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
In accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and with respect to one of the CLO Funds in which the Company had an investment, Katonah 2007-I CLO are required to be included in the Company’s SEC filings. The additional information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 4-08(g)) is set forth below. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 does not directly impact the financial position, results of operations, or cash flows of the Company.
Asset Manager Affiliates
Summarized Balance Sheet
	As of December 31, 2018	As of December 31, 2017
Cash	$1,335,004	$4,655,662
Investments	—	79,901,209
Intangible Assets	—	22,830,000
Other Assets	129,880	4,471,250
Total Assets	$1,464,884	$111,858,121
Borrowings	$—	$69,802,500
Borrowings from related parties	—	12,792,218
Other Liabilities	995,270	6,789,433
Total Liabilities	995,270	89,384,151
Total Equity	469,614	22,473,970
Total Liabilities and Equity	$1,464,884	$111,858,121

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES – (continued)

Asset Manager Affiliates
Summarized Statements of Operations Information
	For the year ended December 31,
	2018	2017	2016
Fee Revenue	$11,548,457	$15,283,064	$12,835,603
Interest Income	3,041,889	232,300	1,024,760
Total Income	14,590,346	15,515,364	13,860,363
Operating Expenses	10,700,629	10,937,980	11,443,319
Amortization of Intangibles	—	327,541	1,310,164
Interest Expense	3,987,891	1,044,242	1,821,517
Total Expenses	14,688,520	12,309,763	14,575,000
(Loss) income before unrealized gains (losses) on investments and income taxes	(98,174)	3,205,601	(714,637)
Net realized and unrealized gains (losses) on investments	7,570,688	(2,674,885)	—
Income (loss) before income taxes	7,472,514	530,716	(714,637)
Income tax benefit	(1,971,043)	(165,449)	(81,022)
Net Income (loss)	$9,443,557	$696,165	$(633,615)

Katonah 2007-I CLO Ltd.
Summarized Balance Sheet Information
	As of December 31, 2018	As of December 31, 2017
Total investments at fair value	$—	$778,828
Cash	—	1,673,789
Receivable for investments sold	—	8,750,934
Total assets	$—	$11,203,551
CLO Debt at fair value	—	10,770,486
Total liabilities	—	10,854,495
Total Net Assets	$—	$349,056

Katonah 2007-I CLO Ltd.
Summarized Statements of Operations Information
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest income from investments	$—	$4,829,636	$9,381,680
Total income	—	4,866,033	9,767,270
Interest expense	10,627,258	15,704,243	8,798,483
Total expenses	(10,764,092)	(16,425,383)	(9,780,406)
Net realized and unrealized losses	10,415,035	10,212,198	5,482,606
(Decrease) increase in net assets resulting from operations	(349,056)	(1,347,152)	5,469,470

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES – (continued)

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1, exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. Katonah 2007-1 was fully liquidated and dissolved in the fourth quarter of 2018. Accordingly, the Company recorded a realized loss during the fourth quarter of 2018 of approximately $10.1 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.
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
Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which was being amortized for tax purposes on a straight-line basis over 15 years.
Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of  $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million, and tax basis intangible assets of  $15.7 million, both of which were being amortized for tax purposes on a straight-line basis over 15 years.
During the second quarter of 2016, KCAP contributed 100% of its ownership interests in Katonah Debt Advisors and Trimaran Advisors Management to Commodore Holdings, a wholly-owned subsidiary of KCAP. These transactions simplified the tax structure of the AMAs and facilitate the consolidation of tax basis goodwill deductions for the AMAs, which impacted the tax character of distributions from the AMAs.
Related Party Transactions
On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors would borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. On November 17, 2017, the Trimaran Credit Facility was amended to extend the maturity date to November 17, 2022 and bore interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES – (continued)

was fully repaid and terminated in the fourth quarter of 2018. At December 31, 2018 and December 31, 2017 there were no loans outstanding under the Trimaran Credit Facility. For the years ended December 31, 2018, 2017 and 2016, the Company recognized interest income of approximately $2.2 million, $918,000 and $1.8 million, respectively, related to the Trimaran Credit Facility.
On October 30, 2017, the Company entered into a new term loan agreement with Trimaran Advisors, one of the Asset Manager Affiliates. Trimaran Advisors borrowed $8.4 million under this agreement, which bore interest at a rate of 10.5% annually, payable quarterly. The loan matures on April 30, 2030, can be repaid at any time, and must be repaid upon the occurrence of certain events. During the third quarter 2018 $2.1 million of the principal on this loan was repaid by Trimaran Advisors. During the fourth quarter of 2018, Trimaran Advisors repaid this loan in full. Repayment was comprised of  $3.0 million of cash and $2.5 million notional amount of subordinated notes of Catamaran 2013-1 with a fair value of  $1.4 million and $3.4 million of notional amount of subordinated notes of Catamaran 2014-1 with a fair value of $1.9 million.
On October 31, 2017, Trimaran Advisors capitalized Trimaran Risk Retention Holdings, LLC, a newly-formed wholly-owned subsidiary, with $8.4 million of equity capital. In turn, Trimaran Risk Retention Holdings capitalized Trimaran RR I, LLC, a wholly-owned subsidiary of Trimaran Risk Retention Holdings, LLC, with $8.4 million of equity capital. With this equity contribution and other borrowed funds, Trimaran RR II, LLC purchased $34.8 million notional amount of notes issued by Catamaran CLO 2014-1, Ltd. for aggregate consideration of  $35.5 million. On December 21, 2017, the Company entered into another new term loan agreement with Trimaran Advisors, under which Trimaran Advisors borrowed $4.4 million, which also bore interest at a rate of 10.5% annually, payable quarterly. During the second quarter of 2018, this loan was repaid in full by Trimaran Advisors.
On December 21, 2017, Trimaran Advisors contributed $4.4 million of equity capital to Trimaran Risk Retention Holdings, LLC. In turn, Trimaran Risk Retention Holdings contributed $4.4 million of equity capital to Trimaran RR II. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $27.4 million notional amount of notes issued by Catamaran CLO 2015-1, Ltd. for aggregate consideration of  $27.4 million.
On June 4, 2018, Trimaran RR I, LLC sold $31.4 million and $24.9 million, of notional amount of notes issued by Catamaran CLO 2014-1, Ltd and Catamaran 2013-1, Ltd, respectively. In December 2018, Trimaran RR I, LLC. distributed to Trimaran $2.5 million notional amount of subordinated notes issued by Catamaran 2013-1 with a fair value of  $1.4 million, and a notional amount of  $3.4 million of subordinated notes issued by Catamaran 2014-1 with a fair value of  $1.9 million.
6. BORROWINGS
The Company’s debt obligations consist of the following:
	As of December 31, 2018	As of December 31, 2017
6.125% Notes Due 2022 (net of offering costs of: 2018 — $2,207,342; 2017 — $2,734,248)	$75,199,858	$74,672,952
KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 — $1,155,754)	25,200,331	—
7.375% Notes Due 2019 (net of offering costs of: 2017 — $259,635)	—	26,740,365
	$100,400,189	$101,413,317

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2018 were 6.0% and 3.6 years, respectively, and as of December 31, 2017 were 6.4.% and 3.9 years, respectively.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS – (continued)

6.125% Notes Due 2022
During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, Due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2018, the Company was in compliance with all of its debt covenants.
For the years ended December 31, 2018 and 2017 interest expense related to the 6.125% Notes Due 2022 was approximately $4.7 million and $1.6 million.
In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.2 million and $2.7 million remains to be amortized as of December 31, 2018 and 2017, and is included on the consolidated balance sheets as a reduction in the related debt liability.
Fair Value of 6.125% Notes Due 2022.   The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of  $2.2 million and $2.7 million at December 31, 2018 and 2017, respectively. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $76.6 million and $77.7 million at December 31, 2018 and 2017, The fair value was determined based on the closing price on December 31, 2018 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.
KCAP Funding I, LLC
On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer.
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
The maturity date is the earlier of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise, as a result of a default by the Company, as defined in the Revolving Credit Facility.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS – (continued)

Borrowings under the Revolving Credit Facility are repayable by the Company at any time.
The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At December 31, 2018, Funding was in compliance with all of its debt covenants.
As of December 31, 2018, $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility.
Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding. Concurrently with any termination of the Revolving Credit Facility before March 1, 2019, Funding will pay to agent an amount equal to 1% of the Revolver Commitments.
For the year ended December 31, 2018, interest expense related to the Revolving Credit Facility was approximately $994,000.
The Company incurred approximately $1.5 million of debt offering costs in connection with the issuance of the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility, of which approximately $1.2 million remains to be amortized as of December 31, 2018, and is included on the consolidated balance sheets as a reduction in the related debt liability.
Fair Value of the Revolving Credit Facility.    Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of  $1.2 million at December 31, 2018. The fair value of the Revolving Credit Facility borrowings was approximately $26.4 million at December 31, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.
7.375% Notes Due 2019
On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. As of December 31, 2018, there were no 7.375% Notes Due 2019 outstanding. Interest on the 7.375% Notes Due 2019 was paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 had a maturity date of September, 30, 2019 and were unsecured obligations of the Company. The 7.375% Notes Due 2019 were subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company was limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2018, the Company was in compliance with all of its debt covenants.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS – (continued)

For the years ended the years ended December 31, 2018, 2017, and 2016, interest expense related to the 7.375% Notes Due 2019 was approximately $774,000, $2.2 million and $3.1 million, respectively.
In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $0 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.
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
During the fourth quarter of 2018, all of the remaining $7 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $28,000. The Company subsequently surrendered these notes to the Trustee for cancellation.
Fair Value of 7.375% Notes Due 2019.   The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost, net of offering costs on December 31, 2017 of approximately $260,000. As of December 31, 2017, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $27.3 million. The fair value was determined based on the closing price on December 31, 2017 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 were categorized as Level I under the ASC 820 Fair Value.
KCAP Senior Funding I, LLC (Debt Securitization)
On June 18, 2013, the Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “KCAP Senior Funding I Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owned all of the KCAP Senior Funding I Subordinated Notes (as defined below), backed by a diversified portfolio of bank loans. The indenture governing the KCAP Senior Funding I Notes contained an event of default that is triggered in the event that certain coverage tests are not met.
All of the KCAP Senior Funding I Class A, B, C and D notes were repaid in the third quarter of 2017. In connection therewith, the Company recorded a realized loss from the extinguishment of debt of approximately $4.0 million in the third quarter of 2017.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS – (continued)

For December 31, 2017 and 2016, interest expense related to KCAP Senior Funding I notes, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $3.4 million and $5.6 million, respectively, consisting of stated interest expense of approximately $2.7 million and $3.8 million, respectively, accreted discount of approximately $352,000 and $621,000, respectively, and deferred debt issuance costs of approximately $379,000 and $667,000, respectively.
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
For the year ended December 31, 2016, interest expense related to the Convertible Notes was $378,000.
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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME – (continued)

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions and non-deductible expenses, as follows:
	Year Ended December 31,
	2018	2017
Capital in excess of par value	$(18,021,247)	$(13,199,386)
Accumulated undistributed net investment income	$158,263	$(281,754)
Accumulated net realized losses	$17,862,984	$13,481,140
The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2018 and 2017:
	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$(9,571,546)	$3,388,082
Net change in unrealized appreciation from investments	2,903,994	(3,389,993)
Net realized losses	16,672,029	11,021,043
Book tax differences on CLO equity investments	(2,953,177)	(5,915,827)
Other book tax differences	2,141,677	932,378
Taxable income before deductions for distributions	$9,192,977	$6,035,683
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.25	$0.16
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.25	$0.16
Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For years ended the years ended December 31, 2018, 2017, and 2016, the Asset Manager Affiliates declared cash distributions of approximately $36.0 million $3.2 million, and $2.7 million to the Company, respectively. The Company recognized approximately $1.2 million, $460,000 and $1.4 million, respectively, of dividends from Asset Manager Affiliates in the Consolidated Statement of Operations for the years ended the years ended December 31, 2018, 2017, and 2016. The difference of  $34.8 million, $2.8 million, and $1.3 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e.tax-basis return of capital), for the years ended the years ended December 31, 2018, 2017, and 2016, respectively.
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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME – (continued)

	Year Ended December 31,
	2018	2017	2016
Distributions paid from:
Ordinary income	$9,192,977	$6,035,683	$14,761,679
Return of Capital	5,688,770	11,736,777	7,307,578
Total	$14,881,747	$17,772,460	$22,069,257

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:
	Year Ended December 31,
	2018	2017
Capital loss carryforward	$(86,744,479)	$(88,590,153)
Other temporary differences	$(1,264,153)	$(1,155,193)
Net unrealized depreciation	$(61,128,013)	$(58,613,185)
At December 31, 2018, the Company had a net capital loss carryforward of approximately $86.8 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.
On December 12, 2018, the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of approximately $3.7 million. The record date was January 7, 2019 and the distribution was paid on January 31, 2019.
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
8. COMMITMENTS AND CONTINGENCIES
From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2018 and December 31, 2017, the Company had $12.9 million and $0 commitments to fund investments, respectively.
On November 27, 2018, the Company and BCP Great Lakes Fund LP, a Cayman Islands exempted limited partnership (“Great Lakes”) managed by BCP Great Lakes GP LP (“Great Lakes GP”), entered into a subscription agreement pursuant to which the Company agreed to make aggregate capital

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES – (continued)

contributions to Great Lakes of  $25 million. As of December 31, 2018, the Company has invested approximately $12.5 million in Great Lakes. In addition, on November 27, 2018, the Company and Great Lakes GP entered into a letter agreement (the “Great Lakes Fee Letter”), pursuant to which the Company and Great Lakes GP have agreed that (i) if the Closing occurs, all accrued fees otherwise payable in connection with the Company’s investment in Great Lakes will be waived, and thereafter the Company will pay no management fees in connection with its investment in Great Lakes, and (ii) if the Closing does not occur, the Company will be obligated pay the management fee applicable to Great Lakes investors generally, and a portion of those management fees ($1 million) will be paid in advance and thereafter credited against the management fees that subsequently accrue.
On December 12, 2018, the Company and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which each of the Company and BCP agreed to use its commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less the aggregate amount of capital contributions made by the Company to Great Lakes. As of December 31, 2018, the Company has purchased or entered into agreements to purchase loans for an aggregate purchase price of approximately $8 million. If the Closing does not occur, BCP may, at its option, repurchase (or cause its affiliate or fund it manages to repurchase) some or all of the Investment Assets previously purchased by the Company at a purchase price equal to (i) the fair market value of such Purchased Asset as reported by the Company in its then-most recent Form 10-K or Form 10-Q (as applicable), or (ii) if such fair market value has not yet been reported, the cost of such Investment Asset when sold to the Company, and in the case of each of clauses (i) and (ii), without additional interest, fees or other charges.
In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, 2017 and 2016, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $380,000, $378,000, and $361,000 for the years ended December 31, 2018, 2017 and 2016 respectively.
The following table summarizes the future minimum lease payments as of December 31, 2018:
	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	More than 5 years
Operating lease obligations	$774,781	$800,436	$800,436	$800,436	$800,436	$333,515
9. STOCKHOLDERS’ EQUITY
During the years ended December 31, 2018, 2017 and 2016 the Company issued 64,671, 96,468 and 174,396 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2018, the Company issued 6,000 shares of restricted stock, 56,368 shares were forfeited, and 122,878 shares vested. The total number of shares of the Company’s common stock outstanding as of December 31, 2018 and 2017 was 37,326,846 and 37,339,224, respectively. During the year ended December 31, 2018, 2017 and 2016, the Company repurchased 26,681, 64,176 and 67,654 shares at an aggregate cost of approximately $86,000, $225,000 and $248,000 in connection with the vesting of restricted stock awards.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY COMPENSATION PLANS – (continued)

Information with respect to options granted, exercised and forfeited under the Non-Employee Director Plan for the period January 1, 2017 through December 31, 2018 is as follows:
	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2017	50,000	$7.72	2.4
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2017	50,000	$7.72	2.4
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired unexercised	(5,000)	$11.97
Cancelled	(15,000)	$11.97
Outstanding at December 31, 2018	30,000	$4.88	0.9	$—
Total vested at December 31, 2018	30,000	$4.88	0.9

(1)
Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2018, 2017 and 2016 the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2018, the Company had no remaining compensation costs related to unvested stock based awards.
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
On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 26,681, 64,176 and 67,654 shares, respectively, of common stock at an aggregate cost of approximately $86,000, $225,000 and $248,000, respectively, in connection with the vesting of employee’s restricted stock. These shares are not available to be reissued under the Equity Incentive Plan.
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
There were no grants of restricted stock to employees in 2018.
Information with respect to restricted stock granted, exercised and forfeited under the Equity Incentive Plan for the from period January 1, 2017 through December 31, 2018 is as follows:
Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2017	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-vested shares outstanding at December 31, 2017	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953

For the year ended December 31, 2018, non-cash compensation expense related to restricted stock was approximately $548,000 of this amount approximately $248,000 was expensed at the Company and approximately $300,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2017, non-cash compensation expense related to restricted stock was approximately $1.1 million; of this amount approximately $425,000 was expensed at the Company and approximately

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY COMPENSATION PLANS – (continued)

$704,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2016, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $659,000 was expensed at the Company and approximately $909,000 was a reimbursable expense allocated to the Asset Manager Affiliates.
Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2018 and 2017, the Company had approximately $297,000 and $1.1 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 2 years.
11. OTHER EMPLOYEE COMPENSATION
The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $44,000, $65,000, and $19,000 was expensed during the years ended December 31, 2018, 2017, and 2016, respectively, related to the 401K Plan.
The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $127,000, $185,000 and $184,000 was expensed during the years ended December 31, 2018, 2017, and 2016, respectively, related to the Profit-Sharing Plan.

KCAP Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SELECTED QUARTERLY DATA (Unaudited)
	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Total interest and related portfolio income	$6,826,477	$6,848,443	$7,158,750	$6,253,124
Net investment income	$2,460,742	$2,528,920	$2,954,529	$2,060,286
Net increase (decrease) in net assets resulting from operations	$2,609,394	$(1,311,771)	$1,348,849	$(12,218,016)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.07	$(0.04)	$0.04	$(0.33)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.07	$(0.04)	$0.04	$(0.33)
Net investment income per share – basic	$0.07	$0.07	$0.08	$0.06
Net investment income per share – diluted	$0.07	$0.07	$0.08	$0.06
	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Total interest and related portfolio income	$7,774,397	$7,659,732	$6,253,343	$6,576,226
Net investment income	$3,218,141	$2,608,768	$2,529,495	$2,662,728
Net increase (decrease) in net assets resulting from operations	$385,552	$2,521,725	$(669,449)	$1,150,252
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.01	$0.07	$(0.02)	$0.03
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.01	$0.07	$(0.02)	$0.03
Net investment income per share – basic	$0.09	$0.07	$0.07	$0.07
Net investment income per share – diluted	$0.09	$0.07	$0.07	$0.07
13. SUBSEQUENT EVENTS
At the Special Meeting held on February 19, 2019, our stockholders approved the Advisory Agreement. If the transactions contemplated by the Externalization Agreement are completed, upon the Closing, we will commence operations as an externally managed BDC managed by the Adviser. The Company anticipates that the Closing will occur at the end of the quarter ending March 31, 2019, but the Company will issue a press release announcing the record date and payment date of the stockholder payment.
The Company has evaluated events and transactions occurring subsequent to December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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
The Asset Manager Affiliates manage CLO Funds primarily for third party investors. The CLO Funds generally invest in syndicated loans and other credit instruments issued by corporations. At December 31,

ASSET MANAGER AFFILIATES
NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS – (continued)

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
The following table shows the investments owned by the Asset Manager Affiliates by security type at December 31, 2017:
Security Type	Cost/Amortized Cost	Fair Value
Short-term investments	$—	$—
Debt securities	75,735,482	75,960,178
Residual interests in CLO Fund Securities	6,840,613	3,941,031
Total	$82,576,095	$79,901,209

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
	Year Ended December 31, 2017
	Debt Securities	Beneficial residual interests in CLO Fund Securities	Total
Purchases	$75,735,481	$26,837,926	$102,573,407
Proceeds from sales/redemptions/maturities	—	(20,000,000)	(20,000,000)
Net accretion (amortization)	—	2,687	2,687
Total unrealized gain (loss) included in earnings	224,697	(2,899,582)	(2,674,885)
Balance, December 31, 2017	$75,960,178	$3,941,031	$79,901,209
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$224,697	$(2,899,582)	$(2,674,885)

As of December 31, 2017 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:
Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Significant Inputs or Range of Inputs and (Weighted Average)
Debt Securities	$75,960,178	Market Approach	3rd party quote	93.1% – 100.5% (100.0%)
Residual interests in CLO Fund Securities	3,941,031	Market Approach	3rd party quote	59.9% – 75.3%
Total Level III Investments	$79,901,209

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

The Asset Manager Affiliates’ effective income tax rate was (31.2)%, (11.3)%, and 68.9% for tax years 2017, 2016 and 2015, respectively. For the year ended December 31, 2017 difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017. The Tax Act makes significant modifications to the federal tax code including, among other changes, a decrease in the current federal corporate income tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. As a result of this rate change, the Company’s 2017 results include a $931 thousand increase to the income tax provision resulting from the revaluation of its net deferred tax asset, before valuation allowance. This represents a provisional estimate based on management’s initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Treasury Department and the potential for additional guidance from the FASB, this estimate may be adjusted during 2018.
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

ASSET MANAGER AFFILIATES
NOTES TO FINANCIAL STATEMENTS

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

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2016
Debt Securities Portfolio
Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Advantage Sales & Marketing Inc. Services: Business	Initial Term Loan (First Lien) — 4.3% Cash, Due 7/21	$1,478,170	$1,465,743	$1,485,930
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.5% Cash, Due 2/21	2,500,766	2,434,568	2,527,775
Ascena Retail Group, Inc. (Anntaylor Retail, Inc.) Retail Stores	Tranche B Term Loan — 5.3% Cash, Due 8/22	1,847,840	1,727,053	1,807,880
Aspect Software, Inc. Electronics	Term Loan (First Lien) — 11.3% Cash, Due 5/20	1,987,421	1,982,675	1,990,730
Asurion, LLC (fka Asurion Corporation) Insurance	Replacement B-2 Term Loan — 4.0% Cash, Due 7/20	434,119	417,800	438,528
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.3% Cash, Due 3/19	4,747,663	4,764,002	4,761,527
Berry Plastics Corporation Containers, Packaging and Glass	Term G Loan — 3.5% Cash, Due 1/21	2,591,612	2,487,866	2,612,138
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-4 Loan — 3.5% Cash, Due 8/21	2,321,888	2,286,350	2,342,611
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,447,883	1,444,407	1,464,852
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	New Dollar Term Loan — 4.0% Cash, Due 7/21	713,586	712,640	716,783
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	956,905	955,817	964,383
Change Healthcare Holdings, Inc. (fka Emdeon Inc.) Electronics	Term B-2 Loan — 3.8% Cash, Due 11/18	173,151	173,481	173,692
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,468,488	1,462,213	1,477,461
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2018 Term F Loan — 4.2% Cash, Due 12/18	1,034,498	493,113	1,020,057
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2019 Term G Loan — 3.8% Cash, Due 12/19	1,019,212	1,017,557	991,505
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2021 Term H Loan — 4.0% Cash, Due 1/21	2,073,288	2,055,059	2,014,117
Ciena Corporation Electronics	Term Loan — 3.8% Cash, Due 7/19	2,947,236	2,958,279	2,965,656
Commscope, Inc. Telecommunications	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	111,875	111,920	112,679
Container Store, Inc., The Retail Stores	Term Facility — 4.3% Cash, Due 4/19	1,660,005	1,662,549	1,524,441
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	Term Loan (First Lien) — 5.0% Cash, Due 7/20	3,000,000	2,914,353	2,725,500
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Cyanco Intermediate Corp. Chemicals, Plastics and Rubber	Term Loan — 5.5% Cash, Due 5/20	$621,075	$627,103	$624,569
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	473,111	471,233	419,690
Delta 2 (Lux) S.a r.l (aka Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 5.1% Cash, Due 7/21	3,421,774	3,404,142	3,461,603
Dex Media, Inc. Printing and Publishing	Loan — 11.0% Cash, Due 7/21	217,160	212,886	217,974
E.W. Scripps Company, The Broadcasting and Entertainment	Tranche B Term Loan — 3.3% Cash, Due 11/20	2,575,710	2,553,469	2,588,048
Education Management II LLC Healthcare, Education and Childcare	Tranche A Term Loan — 5.5% Cash, Due 7/20	200,289	201,078	50,386
Education Management II LLC Healthcare, Education and Childcare	Tranche B Term Loan — 2.0% Cash, Due 7/20	374,420	375,734	18,347
Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.) Telecommunications	Term B-1 Loan — 5.3% Cash, Due 8/20	2,392,107	2,325,632	2,402,872
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Ecological	Term Advance — 6.8% Cash, Due 5/20	918,742	920,945	927,930
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (First Lien) — 3.4% Cash, Due 4/20	1,743,896	1,649,728	1,534,628
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (Second Lien) — 3.4% Cash, Due 7/17	1,516,318	1,493,015	1,048,784
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	856,721	851,938	869,572
Evertec Group, LLC (fka Evertec, LLC) Banking, Finance, Insurance & Real Estate	Term A Loan — 2.9% Cash, Due 4/18	1,380,234	1,366,553	1,373,767
EWT Holdings III Corp. (fka WTG Holdings III Corp.) Ecological	Incremental 2016 First Lien Term Loan — 5.5% Cash, Due 1/21	2,274,670	2,285,613	2,301,693
EWT Holdings III Corp. (fka WTG Holdings III Corp.) Ecological	Term Loan (First Lien) — 4.8% Cash, Due 1/21	970,000	972,349	978,492
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	4,172,621	4,156,392	4,189,562
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,550,593	1,529,850	1,550,981
Fender Musical Instruments Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Initial Loan — 5.8% Cash, Due 4/19	1,759,725	1,753,723	1,737,025
Filtration Group Corporation Ecological	Term Loan (First Lien) — 4.3% Cash, Due 11/20	624,502	626,008	630,160
First Data Corporation Banking, Finance, Insurance & Real Estate	2021C New Dollar Term Loan — 3.8% Cash, Due 3/21	2,095,106	2,092,615	2,122,018
Gardner Denver, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Initial Dollar Term Loan — 4.6% Cash, Due 7/20	2,210,025	2,172,541	2,191,439
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	4,364,001	4,365,677	4,113,071
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	$2,601,451	$2,591,053	$2,278,429
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	487,985	487,985	489,815
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-5 Term Loan — 7.0% Cash, Due 12/19	4,450,523	4,451,323	4,484,458
HCR Healthcare, LLC Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	471,250	470,402	413,647
Hercules Achievement, Inc. (aka Varsity Brands, Inc.) Home and Office Furnishings, Housewares, and Durable Consumer Products	Initial Term Loan (First Lien) — 5.0% Cash, Due 12/21	997,455	1,007,140	1,013,913
Huntsman International LLC Chemicals, Plastics and Rubber	2015 Extended Term B Dollar Loan — 3.7% Cash, Due 4/19	1,075,034	1,045,099	1,081,081
Ineos US Finance LLC Chemicals, Plastics and Rubber	2020 Dollar Term Loan — 3.8% Cash, Due 12/20	3,944,682	3,955,292	3,969,751
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,287,677	2,296,269	2,294,586
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,841,375	3,843,639	2,203,989
JBS USA Lux S.A. (fka JBS USA, LLC) Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	4,711,566	4,720,855	4,729,235
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 4.2% Cash, Due 3/21	243,611	246,267	246,048
Key Safety Systems, Inc. Automobile	Initial Term Loan — 5.5% Cash, Due 8/21	1,283,781	1,265,173	1,300,150
Kronos Worldwide, Inc. Diversified/Conglomerate Service	2015 Refinancing Term Loan — 4.0% Cash, Due 2/20	778,000	766,847	787,725
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Refinancing Term Loan — 3.0% Cash, Due 12/20	3,168,926	3,128,432	3,189,968
LPL Holdings, Inc. Finance	2021 Tranche B Term Loan — 4.3% Cash, Due 3/21	1,911,195	1,903,632	1,933,900
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.5% Cash, Due 6/21	683,429	675,784	689,836
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 3.2% Cash, Due 3/18	5,835,000	5,830,528	5,860,557
Mitchell International, Inc. Electronics	Initial Term Loan — 4.5% Cash, Due 10/20	1,979,675	1,836,869	1,986,069
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 3.5% Cash, Due 11/19	1,000,000	996,689	1,009,065
NEP/NCP Holdco, Inc. Broadcasting and Entertainment	Amendment No. 4 Incremental Term Loan (First Lien) — 4.3% Cash, Due 1/20	4,211,244	4,190,414	4,237,564
OCI Beaumont LLC Chemicals, Plastics and Rubber	Term B-3 Loan — 8.0% Cash, Due 8/19	2,393,807	2,407,888	2,441,684
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,290,548	2,301,501	2,231,372
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Otter Products, LLC (OtterBox Holdings, Inc.) Consumer goods: Durable	Term B Loan — 5.8% Cash, Due 6/20	$2,125,900	$1,914,366	$2,050,218
Pacific Drilling S.A Oil and Gas1	Term Loan — 4.5% Cash, Due 6/18	2,163,350	2,165,248	784,214
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.5% Cash, Due 3/21	4,862,500	4,862,500	3,954,841
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Existing Term Loan — 0.0% Cash, Due 6/19	449,499	449,486	36,522
Quad/Graphics, Inc Printing and Publishing	Term B Loan — 4.3% Cash, Due 4/21	1,484,772	1,383,304	1,495,907
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Refinancing Term Loan — 3.3% Cash, Due 4/22	958,853	965,417	967,756
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	2,559,107	2,546,630	2,367,174
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 6.0% Cash, Due 6/18	2,075,986	2,069,075	2,110,582
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.6% Cash, Due 1/18	3,718,750	3,695,931	3,718,750
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Sixth Amendment Term Loan — 3.0% Cash, Due 10/21	534,542	531,559	538,885
SGS Cayman, L.P. Diversified/Conglomerate Service	Initial Cayman Term Loan — 6.0% Cash, Due 4/21	132,834	131,878	131,090
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	66,296	66,296	66,379
Steinway Musical Instruments, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Loan (First Lien) — 4.8% Cash, Due 9/19	1,991,985	1,981,249	1,922,265
Sutherland Global Services Inc. Diversified/Conglomerate Service	Initial U.S. Term Loan — 6.0% Cash, Due 4/21	570,647	566,540	563,157
Toys ‘R’ US-Delaware, Inc. Retail Stores	Term B-2 Loan — 5.3% Cash, Due 5/18	1,488,194	1,428,809	1,406,716
Transdigm Inc. Aerospace and Defense	Tranche C Term Loan — 4.0% Cash, Due 2/20	3,752,368	3,715,669	3,785,782
Tribune Media Company (fka Tribune Company) Broadcasting and Entertainment	Term B Loan — 3.8% Cash, Due 12/20	2,078,894	2,066,155	2,099,943
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 3/20	2,473,836	2,467,847	2,487,058
United Air Lines, Inc. (fka Continental Airlines, Inc.) Personal Transportation	Class B Term Loan — 3.3% Cash, Due 4/19	2,034,432	2,036,638	2,049,374
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan (C-4) — 4.0% Cash, Due 3/20	3,204,971	3,189,172	3,226,716
Valeant Pharmaceuticals International, Inc. Healthcare, Education and Childcare	Series C-2 Tranche B Term Loan — 5.3% Cash, Due 12/19	1,339,121	1,306,042	1,339,241
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/20	$2,454,158	$2,447,189	$2,349,243
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 4.0% Cash, Due 12/19	206,786	205,914	207,497
West Corporation Diversified/Conglomerate Service	Refinanced Term B-14 Loan — 3.3% Cash, Due 6/21	5,472,534	5,451,789	5,489,663
Windstream Services, LLC (fka Windstream Corporation) Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 8/19	5,893,671	5,893,671	5,908,405
Zekelman Industries, Inc. (fka JMC Steel Group, Inc.) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 6.0% Cash, Due 6/21	1,287,097	1,281,369	1,301,576
Total Investment in Debt Securities		177,257,703	175,174,493	170,702,652

Equity Securities Portfolio
Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Fair Value
Education Management Corporation Healthcare, Education and Childcare	Series A-1 Preferred Shares	2,670	$—	$748
Dex Media, Inc. Printing and Publishing	Common Stock	59,785	—	149,462
QCE, LLC (Quiznos) – Retail Stores	New Common Stock	1,256	—	314
Total Investment in Equity Securities			—	150,524

CLO Securities Portfolio
Portfolio Company	CLO Investment	Principal	Cost	Fair Value
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	$2,000,000	$2,000,000	$1,931,600
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,924,700
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	975,500
Total Investment in CLO Rated Notes		6,000,000	6,000,000	5,831,800
Total Investments			$181,174,493	$176,684,976

(1)
Investment in a Collateralized Loan Obligation Fund

(2)
Loan on non-accrual status

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2015
Debt Securities Portfolio
Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	$2,469,655	$2,484,379	$2,465,790
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.5% Cash, Due 8/19	4,720,274	4,688,227	4,698,160
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.3% Cash, Due 2/21	2,526,481	2,443,445	2,506,484
Armstrong World Industries, Inc.(3) Buildings and Real Estate(3)	Term Loan B — 3.5% Cash, Due 3/20	972,500	972,500	967,638
Ascena Retail Group, Inc. (Anntaylor Retail, Inc.) Retail Stores	Tranche B Term Loan — 5.3% Cash, Due 8/22	2,000,000	1,846,016	1,880,000
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 5.0% Cash, Due 5/19	1,121,067	1,095,258	1,053,456
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,544,939	1,534,683	1,543,324
Belfor USA Group Inc. Ecological	Tranche B Term Loan — 3.8% Cash, Due 4/19	1,611,699	1,615,203	1,601,626
Berry Plastics Corporation Containers, Packaging and Glass	Term E Loan — 3.8% Cash, Due 1/21	2,591,612	2,507,141	2,559,386
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-3 Loan — 4.3% Cash, Due 8/21	2,321,888	2,290,743	2,298,669
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,267,378	1,260,465	1,268,170
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	721,164	719,601	710,123
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	966,429	964,983	969,449
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-3 Loan — 2.5% Cash, Due 10/18	1,251,599	1,214,068	1,254,509
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.8% Cash, Due 2/19	1,879,918	1,871,491	1,854,070
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,483,706	1,475,779	1,457,370
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2018 Term F Loans — 3.7% Cash, Due 12/18	1,209,226	258,686	1,195,368
CHS/Community Health Systems, Inc. Healthcare & Pharmaceuticals	Incremental 2019 Term G Loan — 3.8% Cash, Due 12/19	1,062,209	1,059,907	1,038,145
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2021 Term H Loan — 4.0% Cash, Due 1/21	2,160,738	2,137,064	2,131,415
Ciena Corporation Electronics	Term Loan — 3.8% Cash, Due 7/19	2,977,387	2,992,956	2,953,195
Commscope, Inc. Telecommunications	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	261,875	262,083	261,057
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,917,802	2,898,785	2,903,227
Container Store, Inc., The Retail Stores	Term Facility — 4.3% Cash, Due 4/19	1,678,935	1,682,649	1,553,015
ConvaTec Inc. Healthcare, Education and Childcare	Dollar Term Loan — 4.3% Cash, Due 6/20	1,162,658	1,165,259	1,145,223
Crown Castle Operating Company(3) Buildings and Real Estate(3)	Extended Incremental Tranche B-2 Term Loan — 3.0% Cash, Due 1/21	2,888,746	2,878,350	2,881,235
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	477,723	475,142	397,942
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Tranche B Term Loan — 2.4% Cash, Due 4/16	$2,242,828	$2,242,828	$2,242,827
Delta 2 (Lux) S.a r.l (aka Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 4.8% Cash, Due 7/21	3,421,774	3,400,280	3,319,121
Delta Air Lines, Inc. Personal Transportation	2014 Term B-2 Loan — 2.7% Cash, Due 4/16	3,402,908	3,406,970	3,397,583
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	695,444	692,438	379,017
DJO Finance LLC Healthcare, Education and Childcare	Initial Term Loan — 4.3% Cash, Due 6/20	1,955,250	1,980,808	1,908,813
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 5/18	3,731,318	3,718,832	3,689,341
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche A Term Loan — 5.5% Cash, Due 7/20	200,289	201,304	50,071
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche B Term Loan — 8.5% Cash, Due 7/20	350,666	352,357	37,872
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (First Lien) — 2.8% Cash, Due 7/17	1,743,896	1,663,494	1,409,286
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (Second Lien) — 2.8% Cash, Due 7/17	1,516,318	1,446,409	1,232,009
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	932,448	925,235	921,668
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	3,067,549	2,960,527	3,061,797
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,566,456	1,529,147	1,415,191
Fender Musical Instruments Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Initial Loan — 5.8% Cash, Due 4/19	1,884,150	1,874,862	1,867,664
First Data Corporation Banking, Finance, Insurance & Real Estate	2018 New Dollar Term Loan — 3.9% Cash, Due 3/18	2,903,500	2,900,493	2,870,632
First Data Corporation Banking, Finance, Insurance & Real Estate	New 2022B Dollar Term Loan — 4.2% Cash, Due 7/22	2,546,500	2,546,500	2,513,714
Gardner Denver, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Initial Dollar Term Loan — 4.3% Cash, Due 7/20	2,232,868	2,184,383	2,016,838
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	870,762	873,222	848,997
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,910,000	2,894,196	1,847,850
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.9% Cash, Due 6/17	2,414,520	2,417,333	2,342,084
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	943,396	943,396	940,472
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.4% Cash, Due 5/18	2,932,500	2,893,337	2,932,515
HCR Healthcare, LLC Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	476,250	474,710	452,142
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	3,894,660	3,894,343	3,891,252
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	953,050	950,930	946,198
Huntsman International LLC Chemicals, Plastics and Rubber	2015 Extended Term B Dollar Loan — 3.3% Cash, Due 4/19	2,719,781	2,610,970	2,678,304
Ineos US Finance LLC Chemicals, Plastics and Rubber	2020 Dollar Term Loan — 3.8% Cash, Due 12/20	6,376,839	6,398,337	6,137,707
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	$2,352,008	$2,363,429	$2,214,321
Integra Telecom Holdings, Inc. Telecommunications	Term B-1 Loan — 5.3% Cash, Due 8/20	416,454	417,393	404,377
International Architectural Products, Inc. (2) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 0.0% Cash, Due 5/15	81,467	81,467	326
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,880,774	3,883,610	2,528,324
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 3.0% Cash, Due 3/18	4,769,734	4,749,934	4,773,216
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	861,507	860,028	859,353
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,293,564	1,291,965	1,251,524
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	941,546	943,733	885,054
KAR Auction Services, Inc. Automobile	Tranche B-1 Term Loan — 3.1% Cash, Due 3/17	679,145	680,354	679,430
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 3.5% Cash, Due 3/21	3,407,047	3,453,066	3,402,788
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 8/21	1,364,058	1,340,031	1,329,956
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	978,389	975,600	964,941
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	1,538,848	1,548,166	1,533,324
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,201,595	3,172,481	3,174,782
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	472,878	471,316	472,434
LPL Holdings, Inc. Finance	2021 Tranche B Term Loan — 4.3% Cash, Due 3/21	1,930,500	1,921,055	1,901,543
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.8% Cash, Due 6/21	690,439	680,992	685,046
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 2.9% Cash, Due 3/18	5,895,000	5,886,840	5,801,063
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 3.2% Cash, Due 11/19	1,000,000	995,545	996,250
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	3,391,643	3,392,700	3,351,791
NEP/NCP Holdco, Inc. – Broadcasting and Entertainment	Amendment No. 4 Incremental Term Loan (First Lien) — 4.3% Cash, Due 1/20	2,454,312	2,435,744	2,313,189
Newsday, LLC Printing and Publishing	Term Loan — 3.9% Cash, Due 10/16	3,984,627	3,989,720	3,989,608
Nielsen Finance LLC (VNU, Inc.) Broadcasting and Entertainment	Class B-1 Term Loan — 2.5% Cash, Due 5/17	5,402,525	5,407,617	5,400,283
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	955,481	954,306	932,191
OCI Beaumont LLC Chemicals, Plastics and Rubber	Term B-3 Loan — 6.5% Cash, Due 8/19	2,486,113	2,518,346	2,510,974
Omnova Solutions, Inc. Chemicals, Plastics and Rubber	Term B-1 Loan — 4.3% Cash, Due 5/18	359,276	358,928	358,827
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,429,369	2,445,779	2,200,608
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Pacific Drilling S.A Oil and Gas	Term Loan — 4.5% Cash, Due 6/18	$2,185,768	$2,189,041	$961,738
PetCo Animal Supplies, Inc. Retail Stores	New Loan — 4.0% Cash, Due 11/17	5,328,526	5,297,286	5,321,359
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.3% Cash, Due 3/21	4,912,500	4,912,500	3,468,225
PQ Corporation Chemicals, Plastics and Rubber	2014 Term Loan — 4.0% Cash, Due 8/17	4,916,982	4,915,840	4,887,013
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Existing Term Loan — 0.0% Cash, Due 9/20	449,499	449,486	59,932
Quikrete Holdings, Inc.(3) Buildings and Real Estate(3)	Initial Loan (First Lien) — 3.0% Cash, Due 9/20	2,230,000	2,218,850	2,208,748
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 4/22	421,935	420,869	181,565
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.8% Cash, Due 11/17	963,677	969,660	962,728
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 3.3% Cash, Due 12/18	4,480,361	4,498,987	4,476,150
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.5% Cash, Due 10/17	2,058,619	2,058,619	2,042,109
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 11/18	2,597,871	2,569,219	1,850,983
RPI Finance Trust Healthcare, Education and Childcare	Term B-3 Term Loan — 3.3% Cash, Due 6/18	2,487,277	2,506,353	2,483,385
Schaeffler AG (formerly named INA Beteiligungsgesellschaft mit beschränkter Haftung) Automobile	Facility B-USD — 4.3% Cash, Due 5/20	1,015,385	1,020,391	1,018,685
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 5.0% Cash, Due 1/18	2,104,406	2,092,431	2,091,254
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.1% Cash, Due 10/21	4,593,750	4,537,373	4,455,938
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Sixth Amendment Term Loan — 3.0% Cash, Due 4/20	560,135	556,355	551,851
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 9/19	66,983	66,865	65,978
Steinway Musical Instruments, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Loan (First Lien) — 4.8% Cash, Due 3/19	2,000,000	1,985,239	1,972,500
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 12/17	2,960,078	2,937,884	2,920,605
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 2/20	188,393	182,268	168,611
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 3/20	3,791,455	3,742,603	3,708,251
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 2/20	2,499,471	2,487,925	2,224,005
TWCC Holding Corp. Broadcasting and Entertainment	Term B-1 Loan — 5.8% Cash, Due 3/20	2,924,754	2,905,902	2,926,318
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan — 4.0% Cash, Due 12/19	3,239,279	3,218,251	3,176,113
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	704,142	688,517
Valeant Pharmaceuticals International, Inc. Healthcare, Education and Childcare	Series C-2 Tranche B Term Loan — 3.8% Cash, Due 10/19	1,389,000	1,343,190	1,344,205
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 11/19	892,097	892,097	885,964
See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
VFH Parent LLC Finance	Term Loan (2013) — 5.3% Cash, Due 12/20	$985,103	$994,592	$980,177
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/19	2,454,158	2,445,426	2,124,393
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 6/18	249,643	248,233	248,551
West Corporation Diversified/Conglomerate Service	Term B-10 Loan — 3.3% Cash, Due 7/17	3,776,796	3,756,691	3,722,844
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 8/19	4,724,229	4,740,543	4,598,234
Windstream Services, LLC (fka Windstream Corporation) Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 2/17	5,954,430	5,954,430	5,801,848
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/20	1,829,576	1,825,076	1,767,828
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.8% Cash, Due 6/19	2,294,791	2,287,980	2,242,011
Total Investment in Debt Securities		246,578,754	244,325,246	234,403,150

Equity Securities Portfolio
Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Value(2)
Education Management Corporation(2)	Series A-1 Preferred Shares	2,670	$—	$2,670
QCE, LLC (Quiznos)(2)	New Common Stock	1,256	—	160
Total Investment in Equity Securities (100% of net asset value at fair value)			$—	$2,830

CLO Securities Portfolio
Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$1,000,000	$963,108
HLCNL 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	2,968,134	2,902,077
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,869,623
NAVIG 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	3,000,000	2,910,373
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,778,118
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	937,226
Total Investment in CLO Rated Notes		13,000,000	12,968,134	12,360,525
Total Investments		$259,578,754	$257,293,380	$246,766,505

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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS – (continued)

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
•
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access

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

EXHIBIT INDEX
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
Exhibit Number	Description
3.1	Form of Certificate of Incorporation of the Company.(1)
3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018(2)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Dividend Reinvestment Plan.(3)
4.3	Form of Base Indenture between the Company and U.S. Bank National Association(4)
4.4	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022(8)
4.5	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.6).(8)
10.1	KCAP Financial, Inc. 2017 Equity Incentive Plan.(9) *
10.2	KCAP Financial, Inc. 2017 Non-Employee Director Plan.(10)
10.3	Form of Company Non-Qualified Stock Option Certificate.(3) *
10.4	Form of Custodian Agreement.(3)
10.5	Form of Executive Employment Agreement.(6) *
10.6	Form of Indemnification Agreement for Officers and Directors of the Company.(7)
10.7	Amended and Restated Limited Liability Company Agreement of KCAP Freedom 3 LLC, dated July 19, 2017, by and between KCAP Financial, Inc. and Freedom 3 Opportunities LLC(11)
10.8	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Commodore Holdings, L.L.C., Katonah Debt Advisors, L.L.C., Trimaran Advisors, L.L.C., Trimaran Advisors Management, L.L.C., LibreMax Intermediate Holdings, LP, LM Rubicon Merger Sub 1, LLC, LM Rubicon Merger Sub 2, LLC, and LM Rubicon Merger Sub 3, LLC(12)
10.9	Stock Purchase and Transaction Agreement, dated December 14, 2018, by and between KCAP Financial, Inc. and BC Partners Advisors L.P(13)
10.10	Form of Voting and Support Agreement, dated December 14, 2018, by and between BC Partners Advisors L.P. and the members of the board of directors of KCAP Financial, Inc.(13)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21.1	List of Subsidiaries.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm relating to KCAP Financial, Inc.**
23.2	Consent of Ernst & Young LLP, Independent Auditors relating to the Asset Manager Affiliates.**
23.3	Consent of Ernst & Young LLP, Independent Auditors relating to Katonah 2007-I CLO.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
E-1

(1)
Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)
Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018 (File No. 814-00735).

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

(10)
Incorporated by reference to Exhibit 4.4 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594)

(11)
Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on July 20, 2017 (File No. 814-00735).

(12)
Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on January 4, 2019 (File No. 814-00735).

(13)
Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on December 20, 2018 (File No. 814-00735).

*
Indicates a management contract or compensatory plan, contract or agreement.

**
Filed herewith.

E-2