Form 10-K/A
period 2018-12-31
Portman Ridge Finance Corp
filed 2019-04-30
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00735

Portman Ridge Finance Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5951150
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, 23rd Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 891-2880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
6.125% Notes Due 2022	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company:	☐

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of April 30, 2019, the registrant had 37,356,061 shares of common stock outstanding.

EXPLANATORY NOTE

Portman Ridge Finance Corporation (f/k/a KCAP Financial, Inc.), a Delaware corporation (the “Company,” “we,” “us,” or “our”), is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019 to provide the information required by Items 10 through 14 of Part III. The Company’s definitive proxy statement will not be filed within 120 days after December 31, 2018 and, accordingly, reference to the Company’s proxy statement on the cover page has also been deleted.

In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 3.1.1 and 3.2.1 and Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are amending and refiling Item 15.3 of Part IV solely to reflect the inclusion of those Exhibits and certifications.

No other changes have been made to the Form 10-K. This Amendment No. 1 does not modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

EXPLANATORY NOTE REGARDING THE EXTERNALIZATION

On April 1, 2019, the Company entered into an investment advisory agreement with Sierra Crest Investment Management LLC (the “Advisory Agreement”) and an administration agreement with BC Partners Management LLC (the “Administration Agreement”) (the “Externalization”). The Company’s then-current Board of Directors unanimously approved the Advisory Agreement and the Administration Agreement at a meeting on December 12, 2018 and the Company’s stockholders approved the Advisory Agreement at a special meeting of stockholders held on February 19, 2019. In connection with the Externalization, on April 1, 2019, all of the Company’s then-current directors resigned from their positions on the board of directors (the “Board”), with the exceptions of Dean Kehler and Christopher Lacovara. Throughout this report, the board members that served prior to the Externalization are referred to as the “Prior Board” and the board members that were appointed on April 1, 2019, or otherwise served on the Board of Directors after April 1, 2019, are referred to as the “Current Board.”

In addition, in connection with the Externalization, each of the Company’s then-current executive officers, Dayl Pearson, Edward Gilpin, R. Jon Corless and Daniel Gilligan, resigned effective as of the date of the Externalization and new executive officers were appointed, including Daniel Gilligan and Edward Gilpin.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTOR AND EXECUTIVE OFFICER BACKGROUND INFORMATION

Name	Age	Position
Independent Director
Alexander Duka	52	Director
George Grunebaum	56	Director
Christopher Lacovara	54	Director
Dean C. Kehler	62	Director
Robert Warshauer	61	Director
Non-Independent Director
Graeme Dell	52	Director
Ted Goldthorpe	42	Director, President and Chief Executive Officer
David Moffitt	56	Director

The following is a summary of certain biographical information concerning our directors and executive officers as of the date of this filing:

Independent Directors

Alexander Duka

Mr. Duka joined the Company’s Board in April 2019. Mr. Duka is the chairman of the Compensation Committee. Mr. Duka also serves on the Audit Committee and Nominating and Governance Committee. Mr. Duka is currently the Executive Vice President of Corporate Development for Acceleration Bay LLC, a patent investment and technology acceleration business headquartered in San Mateo, CA. Mr. Duka is responsible for Finance, Investor Relations, Strategic Relationships, New Ventures and Acquisitions. He joined the firm in September 2017. Mr. Duka previously spent 20 years at Citigroup and was a Managing Director in the Financial Institutions group in Global Banking, retiring in February 2017. Mr. Duka was the senior banker responsible for managing Citi’s banking relationships with a number of high profile traditional and alternative asset management companies. Mr. Duka oversaw all financings, capital markets activity, M&A and the provision of other banking services and advice for this client base. Mr. Duka also worked with these asset managers to develop a new generation of permanent capital vehicles, including Business Development Companies, REITs, Closed End Funds, and European Listed Vehicles. Prior to Citi, Mr. Duka worked at Bank of New York and United Jersey Bank. Mr. Duka received his B.A. from Rutgers College and his MBA from Rutgers Graduate School of Management. Mr. Duka currently serves as a member of the board of directors of BC Partners Lending Corporation, a BDC affiliated with Sierra Crest.

Through his prior experiences as an executive vice president and managing director at several companies, Mr. Duka brings business expertise and finance and industry skills to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Duka should serve as a member of the Board.

George Grunebaum

Mr. Grunebaum joined the Company’s Board in April 2019. Mr. Duka is the chairman of the Nominating and Governance Committee. Mr. Duka also serves on the Audit Committee and Compensation Committee. Mr. Grunebaum is Chief Executive Officer of Ashmore Investment Management (US) Corp, which he joined in 2008. He is President of Ashmore Funds, a series of US registered mutual funds. Prior to that, he was co-Managing Partner of Dolomite Capital Management and one of the founding partners of the firm. He began his career in finance in 1986, joining Chase Investment Banks’ Latin America corporate finance division. In 1987, he was asked to join the newly formed Debt Arbitrage Group and from 1988 to 1995, worked in various capacities as an Emerging Markets trader. In 1995, he was asked to run global client trading for the Emerging Markets group and in 1998, was given additional responsibility for global principal risk taking in Emerging Market credit, and for local interest rates and Emerging Market equities in 2001. Mr. Grunebaum continued to work at the firm and its successor institutions and was elected co-chairman of the Emerging Markets Traders Association (EMTA) in 2001, until his retirement from JPMorgan Chase in May 2005. He received his BA from Hamilton College. He is licensed as a Series 7, Series 24, and Series 63 Registered Representative. Mr. Grunebaum currently serves as a member of the board of directors of BC Partners Lending Corporation, a BDC affiliated with Sierra Crest.

Mr. Grunebaum’s executive experience brings extensive business and financial expertise to his Board service. Moreover, due to Mr. Grunebaum’s knowledge of, and experience in, finance and accounting, the Board determined that Mr. Grunebaum is an “audit committee financial expert” as defined under SEC rules. The foregoing qualifications led to the Board’s conclusion that Mr. Grunebaum should serve as a member of the Board.

Christopher Lacovara

Mr. Lacovara joined the Company’s Board in December 2006. He also serves on the Audit Committee. Mr. Lacovara is the Director of Finance and Legal Affairs of Community Access, Inc., a non-profit organization that develops, builds and operates rental housing for formerly homeless individuals and low-income families in New York City. Prior to joining Community Access, Mr. Lacovara was a co-managing partner of Kohlberg & Co., L.L.C., a leading middle market private equity firm, which he joined in 1988. Mr. Lacovara received an A.B. from Harvard College, an M.S. in Civil Engineering from the Columbia University School of Engineering and Applied Sciences, and a J.D. from the Columbia University School of Law. Mr. Lacovara has served on the boards of directors of more than 20 privately-held and publicly-listed companies.

As a result of these and other professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience. The foregoing qualifications led to the Board’s conclusion that Mr. Lacovara should serve as a member of the Board.

Dean C. Kehler

Mr. Kehler joined the Company’s Board in February 2012. Mr. Kehler also serves on the Compensation Committee. Mr. Kehler is a Managing Partner of Trimaran Capital Partners, a manager of private investment funds. Prior to co-founding Trimaran, Mr. Kehler was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Kehler was a Managing Director at Drexel Burnham Lambert Incorporated and also worked at Lehman Brothers Kuhn Loeb Incorporated. Mr. Kehler currently serves on the Board of Directors of El Pollo Loco Holdings, Inc. and Security First Corporation. Mr. Kehler previously served as a director of various public and private companies. Mr. Kehler also serves as a member of the Board of Overseers of the University of Pennsylvania School of Nursing. Mr. Kehler earned his B.S. from The Wharton School of the University of Pennsylvania.

Mr. Kehler possesses particular knowledge and experience in corporate finance, investment management, financial analysis and corporate governance that strengthen the Board’s collective qualifications, skills and experience. The foregoing qualifications led to the Board’s conclusion that Mr. Kehler should serve as a member of the Board.

Robert Warshauer

Mr. Warshauer joined the Company’s Board in April 2019. Mr. Warshauer is the chairman of the Audit Committee. Mr. Warshauer also serves on the Nominating and Governance Committee and Compensation Committee. Warshauer is Head of the Investment Banking Group – New York and Co-Head of the Restructuring Practice in Imperial Capital’s New York Investment Banking Group. He has over 25 years of experience in financings, mergers and acquisitions, and restructurings. Prior to joining Imperial Capital, he was a Managing Director at Kroll Zolfo Cooper, where he advised clients on operational issues, acquisitions and recapitalizations. He was a Managing Director and member of the Board of Directors and the Commitment Committee of Giuliani Capital

Advisors LLC, and its predecessor firm, Ernst & Young Corporate Finance LLC. He has also held the position of CEO and President of a branded retail business with over 500 locations and 5,000 employees, been the CEO of an international business services and manufacturing company with operations in 16 countries, and served as President and a member of the Board of Directors of a publicly traded technology company. He is a former member of the Board of Directors of the American Bankruptcy Institute and currently serves on several corporate and charitable Boards of Director, including the board of directors of BC Partners Lending Corporation, a BDC affiliated with Sierra Crest.

Through his broad experience as an officer and director of several companies, in addition to skills acquired with firms engaged in investment banking and financial services, Mr. Warshauer brings extensive business and financial expertise to his Board service. Moreover, due to Mr. Warshauer’s knowledge of, and experience in, finance and accounting, the Board determined that Mr. Warshauer is an “audit committee financial expert” as defined under SEC rules, and that he is qualified to serve as chairman of the Audit Committee of the Board. The foregoing qualifications led to the Board’s conclusion that Mr. Warshauer should serve as a member of the Board.

Non-Independent Directors

Graeme Dell

Mr. Dell joined the Company’s Board in April 2019. Mr. Dell is a Managing Partner and Finance Director of BC Partners LLP. Mr. Dell joined BC Partners in London in 2014 to further develop the support functions within the organization including fund administration, compliance, finance, information technology, human resources and risk. Previously, Mr. Dell spent six years at Ashmore Group plc, a UK listed asset management firm, principally investing in emerging markets debt, where he was Group Finance Director. Prior to this, he was Group Finance Director for six years at Evolution Group plc, another UK listed financial services organization. He initially qualified as a chartered accountant at Coopers & Lybrand before performing roles in operations and finance at Goldman Sachs and Deutsche Bank. Mr. Dell currently serves as the treasurer, chief financial officer and a director of BC Partners Lending Corporation, a BDC affiliated with Sierra Crest.

Through his board experience as an officer of several listed companies, in addition to skills acquired with firms engaged in financial services, Mr. Dell brings extensive business and financial expertise to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Dell should serve as a member of the Board.

Ted Goldthorpe, President and Chief Executive Officer

Mr. Goldthorpe joined the Company’s Board in April 2019 and is also the President and Chief Executive Officer of the Company. Mr. Goldthorpe is an executive officer of Sierra Crest and Managing Partner of BC Partners Credit (“BCP Credit”), an integrated credit platform operating within the BC Partners organization. He joined BC Partners LLP to open BCP Credit in 2017. He was previously President of Apollo Investment Corporation and the Chief Investment Officer of Apollo Investment Management where he was the head of its U.S. Opportunistic Platform and also oversaw the Private Origination business from 2012 to 2016. He was also a member of Apollo’s firm-wide Senior Management Committee. Prior to Apollo, Mr. Goldthorpe worked at Goldman Sachs for 13 years where he most recently ran the bank loan distressed investing desk. He was previously the head of Principal Capital Investing for the Special Situations Group. Mr. Goldthorpe launched BC Partners’ credit business in 2017 and oversees a team of experienced credit professionals. As a Managing Partner of BC Partners LLP, Mr. Goldthorpe is also a member of the Investment Committee of the private equity business. Mr. Goldthorpe currently serves as the chairman of the board of directors, the president, and the chief executive officer of BC Partners Lending Corporation, a BDC affiliated with Sierra Crest.

Mr. Goldthorpe’s prior credit and investment experience, including his experience as an officer of a publicly-traded business development company, led to the Board’s conclusion that Mr. Goldthorpe should serve as a member of the Board.

David Moffitt

Mr. Moffitt joined the Company’s Board in April 2019. Mr. Moffitt is the Head of Tactical Investment Opportunities and a member of the investment committee at LibreMax. Prior to joining LibreMax, Mr. Moffitt was a Managing Director and Partner at J.C. Flowers & Co. At Flowers, he was responsible for the firm’s investments in fixed income assets as well as the head of J.C. Flowers Asset Management, the firm’s dedicated fixed income platform. Prior to Flowers, Mr. Moffitt was a founding member of Mead Park Asset Management LLC where he was a portfolio manager for regulatory capital investing and Co-President of the firm’s CLO management platform. Prior to Mead Park, Mr. Moffitt was a Managing Director at Morgan Stanley and global head of the firm’s securitization, asset finance business and structured solutions banking business. While at Morgan Stanley, he served on the firm’s Capital Markets Operating Committee. Mr. Moffitt has held similar positions at MatlinPatterson Global Advisors (Senior Advisor), Merrill Lynch & Co. (Head Structured Products Distribution – Americas), RBS Greenwich Capital and Credit Suisse. Prior to banking, Mr. Moffitt practiced law with Brown Rudnick in Boston and is a member of the Massachusetts, New York and United States Supreme Court bars. He served a term as a Special Assistant Attorney General for the Commonwealth of Massachusetts and is a graduate of Syracuse University College of Law (magna cum laude, order of the Coif) and Binghamton University.

Executive Officers Who Are Not Directors

Daniel Gilligan, Chief Compliance Officer

Mr. Gilligan joined Sierra Crest in April 2019. Mr. Gilligan is a member of the BCP Credit Support Team. He joined BCP Credit in 2019, having previously worked for the Company. Prior to joining the company in 2004, Mr. Gilligan was a Relationship Officer in the Corporate Trust department for U.S. Bank (formerly Sate Street Corporate Trust Services). Mr. Gilligan holds a B.A. from Fairfield University.

Edward U. Gilpin, Chief Financial Officer, Secretary and Treasurer

Mr. Gilpin joined Sierra Crest in April 2019. Mr. Gilpin is a member of the BCP Credit Team. He joined BCP Credit in 2019 after working at the Company since June 2012. Mr. Gilpin has more than 30 years of experience. Prior to joining the Company, Mr. Gilpin served as the Chief Financial Officer at Associated Renewable Inc., an end-to-end full service energy consulting since December 2010. From January 2008 to May 2010, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd., a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc., a holding company that provided asset management services and credit protection products, from December 2000 to January 2008. Prior to joining ACA Capital, Mr. Gilpin was Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division. From 1998 to 2000, Mr. Gilpin served in the capacity of Chief Financial Officer for an ACA Capital affiliated start-up venture, developing the financial plans and spearheading the capital raising process. From 1991 to 1998, Mr. Gilpin was with MBIA, Inc., a holding company whose subsidiaries provide financial guarantee insurance, fixed-income asset management, and other specialized financial services, where he held various positions in the finance area. His most recent position with MBIA was Director, Chief of Staff for MBIA Insurance Company’s President. Mr. Gilpin began his career as an Assistant Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

Patrick Schafer, Chief Investment Officer

Mr. Schafer is a Principal at BCP Credit. He joined BCP Credit in May 2018, having previously worked at Apollo Global Management. Mr. Schafer spent seven years at Apollo in the Opportunistic Credit group, most recently as a Managing Director in Direct Originations. Prior to Apollo, he spent three years at Deutsche Bank Securities in the Investment Banking Division. Mr. Schafer holds a BBA from the University of Notre Dame.

CORPORATE GOVERNANCE PRINCIPLES AND DIRECTOR INFORMATION

We have a strong commitment to good corporate governance practices. These practices provide a framework within the Board and management can pursue the strategic objectives of the Company and ensure its long-term growth for the benefit of stockholders. The Board reviews our corporate governance principles and practices annually. We have adopted a corporate governance policy (the “Corporate Governance Policy”) that can be found on the Corporate Governance Section of our website at www.Portmanridge.com. The Corporate Governance Policy provides a framework for the operation of the Board and addresses key governance practices. As part of its ongoing review of our corporate governance policies, the Board has approved certain changes to our Corporate Governance Policy to better align the Corporate Governance Policy with that of BC Partners Lending Corporation. In addition, the Board has adopted a number of policies to support our values and good corporate governance, including board committee charters, insider trading policy, code of ethics and code of business conduct.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the right board leadership structure may vary as circumstances warrant. Consistent with this understanding, the Independent Directors consider the Board’s leadership structure on an annual basis. Independent Directors are directors who are not deemed to be “interested persons” of the Company within the meaning of Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”). This consideration includes the pros and cons of alternative leadership structures in light of our operating and governance environment at the time, with the goal of achieving the optimal model for effective oversight of management by the Board.

The chairman of the Board presides over all meetings of the Board. The chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Edward Goldthorpe serves as both our Chairman of the Board and President and Chief Executive Officer. The Board believes that while independent oversight of management is an important component of an effective board of directors, the most effective leadership structure for the Company at the present time is for Mr. Goldthorpe to serve as the principal executive officer of the Company and also serve as Chairman of the Board. The Independent Directors believe that because Mr. Goldthorpe is and his affiliates are ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of Board deliberations, Mr. Goldthorpe is the director best qualified to act as Chairman of the Board. The Board retains the authority to modify this structure to best address the Company’s unique circumstances, and to advance the best interests of all stockholders, as and when appropriate.

On April 1, 2019, the Board designated Alexander Duka as lead independent director. Mr. Duka’s duties as lead independent director include serving as chairman of regular Board meetings during absences of the chairman of the Board, establishing an agenda for meetings of the Independent Directors and leading such meetings, and performing such other duties as the Board may establish or delegate. The Board believes that the current structure is appropriate, as the Company has no employees and is externally managed by Sierra Crest, our investment adviser, whereby all operations are conducted by our Adviser or its affiliates.

The Board’s role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of Sierra Crest as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of our investments. In particular, the Board may determine at any time to terminate the Advisory Agreement, without the payment of any penalty, upon 60 days’ written notice, and must evaluate the performance of our Adviser, and re-authorize the Advisory Agreement on an annual basis. The Board also has primary responsibility for the valuation of our assets.

Although the Board as a whole has retained oversight over the Company’s risk assessment and risk management efforts, much of the Board’s oversight efforts are conducted through the various Committees of the Board. Each Committee then regularly reports back to the full Board on the conduct of the Committee’s functions. The Board, as well as the individual Board Committees, also regularly hear directly from key officers and employees of the Company involved in risk assessment and risk management.

In particular, the Audit Committee assists the Board in risk oversight for the Company by reviewing and discussing with management and the independent auditors the Company’s significant financial and other exposures, and guidelines and policies relating to enterprise risk assessment and risk management, including the Company’s procedures for monitoring and controlling such risks. In addition to exercising oversight over key financial and business risks, the Audit Committee oversees, on behalf of the Board, valuation, financial reporting, tax, and accounting matters, as well as the Company’s internal controls over financial reporting. The Audit Committee also plays a key role in oversight of the Company’s compliance with legal and regulatory requirements, including the Company’s Code of Ethics and the Compliance Hotline.

The Portman Ridge Hotline may be accessed at: 1-844-668-0632 or visiting the hotline website at bcpartners.ethicspoint.com.

The full Board regularly reviews the efforts of each of its Committees and discusses, at the level of the full Board, the key strategic, financial, business, legal and other risks facing the Company, as well as the Company’s efforts to manage those risks.

The Board has affirmatively determined that the following directors are Independent Directors:

Alexander Duka

George Grunebaum

Dean C. Kehler

Christopher Lacovara

Robert Warshauer

Prior to the Externalization, during the fiscal year ended December 31, 2018, the Prior Board held 8 Board of Directors meetings, as well as 5 Audit Committee meetings, 1 Compensation Committee meeting, 2 Nominating and Corporate Governance Committee meetings, and 4 Valuation Committee meetings. During 2018, prior to the Externalization, none of the members of the Prior Board attended less than 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they served. It is the Company’s policy that Board members are encouraged, but not required, to attend the Company’s annual meetings of stockholders. Two Board Members attended the Company’s 2018 annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

The Board has established an Audit Committee. The Audit Committee is composed of Messrs. Duka, Grunebaum, Lacovara and Warshauer. Mr. Warshauer serves as Chairman of the Audit Committee. The Audit Committee’s functions include providing assistance to the Board in fulfilling its oversight responsibility relating to the Company’s financial statements and the financial reporting process, compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent registered public accountant, the Company’s system of internal controls, the Company’s code of ethics, retaining and, if appropriate, terminating the independent registered public accountant and approving audit and non-audit services to be performed by the independent registered public accountant. The Audit Committee is responsible for reviewing and recommending to the full Board the fair value of debt and equity securities and utilizes the services of an independent valuation firm in arriving at fair value of these securities The Audit Committee has sole authority regarding the annual evaluation and determining the replacement of or rotation of the independent registered public accountant. The Audit Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.Portmanridge.com.

Prior to the Externalization, the Board also had a Valuation Committee. The Valuation Committee was responsible for reviewing and recommending to the full Board the fair value of debt and equity securities. The Valuation Committee utilized the services of an independent valuation firm in arriving at fair value of these securities. The Board was ultimately and solely responsible for determining the fair value of portfolio investments. Following the Externalization, the Audit Committee assumed the Valuation Committee’s responsibility to review and recommend to the full Board the fair value of debt and equity securities, and the Valuation Committee was dissolved effective April 1, 2019.

The Board has determined that all the members of the Audit Committee:

•

are independent, as independence for audit committee members is defined in Section 10A(m)(3) and Section 10C(a) of the Exchange Act and the SEC rules promulgated thereunder and Rule 5605(a)(2) and Rule 5605(c)(2) of The Nasdaq Global Select Market listing standards;

•

meet the requirements of Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are audit committee financial experts; and

•	possess the requisite financial sophistication required under The Nasdaq Global Select Market listing standards.

The Audit Committee has adopted a policy under which all auditing services and all permitted non-audit services to be rendered by the Company’s independent registered public accountant(s) are pre-approved.

Nominating and Corporate Governance Committee

The Board has established a Nominating and Corporate Governance Committee (the “Nominating Committee”). The Nominating Committee is currently composed of Messrs. Duka, Grunebaum and Warshauer, who are Independent Directors of the Company. Mr. Grunebaum serves as Chairman of the Nominating Committee. The Nominating Committee’s responsibilities include (i) recommending director nominees for selection by the Board; (ii) overseeing the governance of the Company; (iii) leading the Board in its annual review of the Board’s performance; (iv) recommending to the Board director nominees for each committee; and (v) recommending for approval by the Board the compensation paid to each Independent Director for serving on the Board.

In executing its power to recommend director nominees for selection by the Board, the Nominating Committee determines the requisite standards or qualifications for Board nominees. In the event that a director position is vacated or created and/or in contemplation of a stockholders’ meeting at which one or more directors are to be elected, the Nominating Committee will identify potential candidates to become members of the Board. In identifying potential candidates, the Nominating Committee may consider candidates recommended by any of the Independent Directors or by any other source the Nominating Committee deems appropriate. The Nominating Committee may, but is not required to, retain a third party search firm at the Company’s expense to identify potential candidates. The Nominating Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.Portmanridge.com.

The Nominating Committee will consider qualified director nominees recommended by stockholders, on the same basis it considers and evaluates candidates recommended by other sources, when such recommendations are submitted in accordance with the Company’s bylaws and other applicable laws, rules or regulations regarding director nominations. When submitting a nomination to the Company for consideration, a stockholder must provide certain information that would be required under applicable SEC rules, including the following minimum information for each director nominee: full name, age, and address; class, series and number of shares of stock of the Company beneficially owned by the nominee, if any; the date such shares were acquired and the investment intent of such acquisition; whether such stockholder believes the individual is an “interested person” of the Company, as defined in the 1940 Act; and all other information required to be disclosed in solicitations of proxies for election of directors in an election contest or that is otherwise required. In considering and evaluating candidates, the Nominating Committee may take into account a wide variety of factors, including (but not limited to):

•	availability and commitment of a candidate to attend meetings and to perform his or her responsibilities on the Board;

•	relevant business and related industry experience;

•	educational background;

•	financial expertise;

•	experience with corporate governance matters;

•	an assessment of the candidate’s ability, judgment and expertise;

•	overall diversity of the composition of the Board;

•	the percentage of the Board represented by Independent Directors and whether a candidate would qualify as an Independent Director; and

•	such other factors as the Nominating Committee deems appropriate.

The Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining new perspectives. If any member of the Board does not wish to continue in service, if the Nominating Committee or the Board decide not to nominate a member for re-election or if the Nominating Committee recommends to expand the size of the Board, the Nominating Committee identifies the desired skills and experience of a new nominee in light of the criteria set forth above. Current Independent Directors and members of the Board provide suggestions as to individuals meeting the criteria considered by the Nominating Committee. Consultants may also be engaged to assist in identifying qualified individuals. The Nominating Committee does not have a formal policy with respect to diversity; however, the Board and the Nominating Committee believe that it is essential that the Board members represent diverse viewpoints and a diverse mix of the specific factors listed above.

Compensation Committee

The Board has established a Compensation Committee. The Compensation Committee is currently composed of Messrs. Duka, Grunebaum, Kehler and Warshauer. Mr. Duka serves as Chairman of the Compensation Committee. As determined by the Board, each of the members of the Compensation Committee is an Independent Director. Prior to the Externalization, the Compensation Committee determined compensation for the Company’s executive officers, in addition to administering the Company’s equity compensation plans. Currently none of the Company’s executive officers is compensated by the Company and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices. The Compensation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.Portmanridge.com.

Prior to the Externalization, the Compensation Committee’s functions included examining the levels and methods of compensation employed by the Company with respect to the Chief Executive Officer and non-CEO officers, making recommendations to the Board with respect to non-CEO officer compensation, reviewing and approving the compensation package of the Chief Executive Officer, making recommendations to the Board with respect to incentive compensation plans and equity-based plans, reviewing management succession plans, making administrative and compensation decisions under equity compensation plans approved by the Board and making recommendations to the Board with respect to grants thereunder, administering cash bonuses, and implementing and administering the foregoing. The Company’s Compensation Committee is currently responsible for reviewing and approving the reimbursement by the Company of the allocable portion of the compensation of its chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at Sierra Crest that perform duties for the Company. In accordance with its Charter, the Compensation Committee may delegate its authority to a subcommittee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, to the extent such reports are not filed through the SEC’s EDGAR system, The Nasdaq Global Select Market. We are required to disclose in our annual report on Form 10-K and our proxy statement any failure to file these reports by the required due dates. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the last completed year, except that Messrs. Pearson, Gilpin and Corless each did not timely file a Form 4 for a transaction during the completed year, but such Forms 4 were subsequently filed. In making the above statements, we have relied upon the written representations of our directors and Section 16 officers.

Code of Ethics

We have adopted a code of ethics that applies to our directors and officers. The code of ethics can be found on the Corporate Governance section of our website at www.Portmanridge.com. We will report any amendments to or waivers of a required provision of the code of ethics on its website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Following the Externalization, the Company’s Executive Officers are employees of Sierra Crest and do not receive any direct compensation from the Company. The Company’s day-to-day investment operations are managed by Sierra Crest and services necessary for its business, including the origination and administration of its investment portfolio are provided by individuals who are employees of Sierra Crest, the investment adviser and administrator, pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Company reimburses the administrator for its allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staffs, and the investment adviser for certain expenses under the Investment Advisory Agreement.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, have determined that the Compensation Discussion and Analysis should be included in this annual report.

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2018, 2017 and 2016 to or with respect to the Company’s executive officers then in office. As of April 1, 2019, each executive officer became an employee of Sierra Crest, with the exception of Mr. Corless, who resigned in March 2019.

Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)(3)	All Other Compensation ($)(3)(4)	Total ($)(3)
Dayl W. Pearson	2018	550,000	—	—	—	700,000	71,087	1,321,087
President and Chief	2017	550,000	—	100,000	—	700,000	87,965	1,437,965
Executive Officer	2016	550,000	—	—	—	700,000	159,310	1,409,130
Edward U. Gilpin	2018	410,000	—	—	—	335,000	51,578	796,578
Chief Financial Officer,	2017	410,000	—	60,000	—	335,000	61,720	866,720
Treasurer and Secretary	2016	400,000	—	—	—	335,000	96,998	831,998
R. Jon Corless	2018	310,000	—	—	—	200,000	50,403	560,403
Chief Investment Officer	2017	310,000	—	35,000	—	200,000	57,392	602,392
	2016	310,000	—	—	—	200,000	80,392	590,439
Daniel P. Gilligan	2018	295,000	—	—	—	160,000	50,886	505,886
Vice President, Director of	2017	285,000	—	65,000	—	160,000	54,623	564,623
Portfolio Administration	2016	275,000	—	—	—	160,000	66,333	506,024
and Interim Chief Compliance Officer

(1)

Represents the grant date fair market value of restricted stock grants in accordance with Financial Accounting Standards Board Accounting Standards Codification — Compensation — Stock Compensation (Topic 718) (January 2010) (“ASC 718”). Grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

(2)

Represents the annual performance-based cash bonus. The annual bonuses of the named executive officers were derived based on the performance of the Company and the individual executive relative to pre-established objectives for the year. The threshold, target and/or maximum amounts for the year 2018 bonus opportunity of each named executive officer are reported in the Grants of Plan-Based Awards in Fiscal Year 2018 table below.

(3)

Represents the total compensation received from the Company and its affiliates. The Company may allocate compensation expense between the Company and one or more of its Asset Manager Affiliates based upon expense allocation agreements.(4) See the 2018 All Other Compensation Table below for a breakdown of these amounts, which consist of:

•	cash dividends on restricted stock granted, including $22,165 to Mr. Pearson, $9,312 to Mr. Gilpin, $8,459 to Mr. Corless and $10,293 to Mr. Gilligan;

•	amounts received pursuant to the KCAP Financial, Inc. Employee Savings and Profit Sharing Plan (the “Savings Plan”);

•	matching contributions received pursuant to the Savings Plan;

•	disability insurance premiums.

The Savings Plan is a 401(k) plan, and the Company matched an individual’s contribution up to a pre-set amount according to a specific formula.

2018 All Other Compensation Table

Name	Dividends on Restricted Stock ($)	Savings Plan ($)	401(k) Plan ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)	Total ($)
Dayl W. Pearson	22,165	30,993	5,507	730	11,692	71,087
Edward U. Gilpin	9,312	30,993	5,507	730	5,036	51,578
R. Jon Corless	8,459	30,993	5,507	730	4,714	50,403
Daniel P. Gilligan	10,293	30,993	5,507	730	3,363	50,886

Grants of Plan-Based Awards in Fiscal Year 2018

We did not make any grants of plan-based awards to our executive officers during the fiscal year ended December 31, 2018.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the total annual compensation for our principal executive officers to the median of the annual total compensation of all our employees (other than our principal executive officers) (the “CEO Pay Ratio”). As our Chief Executive Officer during the fiscal year ended December 31, 2018, Mr. Pearson’s total compensation for 2018 was $1,321,087 as reflected in the Summary Compensation Table included in this report. The total compensation of our median employee, excluding our Chief Executive Officer, for 2018 was $225,914. As a result, our Chief Executive Officer’s total compensation was approximately 5.8 times that of our median employee in 2018.

We selected December 31, 2017 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our employees (other than our Chief Executive Officer) for 2017. As of December 31, 2017, our employee population consisted of 24 individuals (excluding our Chief Executive Officer), all located in our New York, New York office. To identify our median employee, we compared the annual total compensation for each of our employees, as determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which included salary, bonus, restricted stock awards, employer contributions to employee accounts in our 401(k) plan, and company- paid life insurance premiums. In making this determination, we annualized the compensation of nine employees who were hired in 2017 but did not work for us the entire fiscal year. Given that we had an even number of employees (excluding our Chief Executive Officer) in the employee population for 2017, the calculation of the compensation of the median employee was the average compensation of our 12th and 13th highest paid employees. We have determined there has been no change in our employee population or employee compensation arrangements during the last completed fiscal year that would significantly impact the CEO Pay Ratio for 2018. Accordingly, we have used the same median employee we identified in 2017 for purposes of calculating our CEO Pay Ratio for 2018.

Employment Agreements

During 2018, the Company was a party to employment agreements with Messrs. Pearson, Gilpin, Corless and Gilligan. Each of Messrs. Pearson, Gilpin, Corless and Gilligan receive their salary, bonus, stock awards and benefits pursuant to their employment agreements with the Company.

Employment Agreements, dated May 5, 2015, with Dayl W. Pearson, Edward U. Gilpin, R. Jon Corless and Daniel P. Gilligan

On May 5, 2015, the Company entered into employment agreements with Messrs. Pearson, Gilpin, Corless and Gilligan. The employment agreements are effective as of May 5, 2015 and supersede and replace each executive’s previous employment agreement. The initial term of the employment agreement ends on December 31, 2015, subject to automatic extended one-year renewals thereafter (unless either party provides prior written notice not later than 30 days’ prior to the expiration of the then current term).

Under the terms of their employment agreements, Messrs. Pearson, Gilpin, Corless and Gilligan are entitled to receive an annual base salary of  $550,000, $400,000, $310,000 and $275,000, respectively, (subject to increase from time to time by the Board of Directors) and are eligible to earn annual discretionary performance-based cash bonuses with targeted amounts of  $800,000, $400,000, $250,000 and $175,000, respectively, to be paid on or about January 31 of the succeeding calendar year.

Under the terms of the employment agreements, in the event of the termination of the executive’s employment for any reason, the executive will be entitled to receive (i) any base salary earned but not paid through the date of termination, (ii) any accrued but unused vacation pay calculated through the date of termination, (iii) any accrued but unpaid expense reimbursements calculated through the date of termination and (iv) any benefits provided under the terms of any Company benefit plan or program.

Under the terms of each employment agreement, in the event of an executive’s termination of employment by the Company without cause (as defined in the employment agreement), by the executive for good reason (as defined in the employment agreement), or due to the executive’s death or disability, the executive will, for a 12 month “severance period” following termination (i) continue to be paid his or her nnual base salary, and (ii) receive a monthly payment equal to the after-tax amount of the executive’s monthly premium for COBRA continuation coverage under our health benefit plan. In addition, the executive will receive a one-time payment equal to the prorated amount of executive’s average annual bonus for the three calendar years preceding termination.

If the executive is terminated without cause or for good reason within 24 months following a change in control of the Company (as defined in the employment agreement), the executive will receive the above-described severance payments, except that the “severance period” will be 24 months instead of 12 months, and the executive will be fully vested in all outstanding equity and equity-based awards.

The employment agreements contain a provision for the protection of our confidential information, and provide for a one-year non-compete period and a two-year non-solicit period following the executive’s termination of employment for any reason. In the event of a termination without cause or for good reason, the executive may request that his or her one-year non-compete period be shortened, and if the Company grants such request, it will have no further obligation to make the salary continuation and COBRA premium severance payments.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table shows unvested stock awards outstanding on December 31, 2018, the last day of the Company’s fiscal year, held by each of the executive officers then in office. The stock awards vested immediately prior to closing on April 1, 2019.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)
Dayl W. Pearson	44,514	154,018
Edward U. Gilpin	19,292	66,750
R. Jon Corless	17,232	59,623
Daniel P. Gilligan	22,778	78,812

(1)

Computed by multiplying the number of unvested outstanding shares of restricted stock by $3.46, the closing market price of the Company’s common stock on December 31, 2018, the end of the last completed fiscal year.

Option Exercises and Stock Vested in Fiscal Year 2018

The executive officers in office for the fiscal year ended December 31, 2018 did not hold or exercise any stock options during the fiscal year. The shares of restricted stock held by the such executive officers that vested in the fiscal year ended December 31, 2018 are set forth in the table below.

	Stock Awards
Name	Number of Shares Acquired on Vested (#)	Value Realized on Vesting ($)
Dayl W. Pearson	43,951	141,550
Edward U. Gilpin	15,955	51,735
R. Jon Corless	15,671	50,914
Daniel P. Gilligan	11,823	38,388

Potential Payments Upon Termination or Change of Control

Change of Control Arrangements in the Company’s Equity Incentive Plan

Under the Equity Incentive Plan in effect for the fiscal year ended December 31, 2018, in the event of a Covered Transaction (as defined below), all outstanding, unexercised options, restricted stock awards and other stock-based awards granted under the Equity Incentive Plan would have terminated and ceased to be exercisable, and all other awards to the extent not fully vested (including awards subject to conditions not yet satisfied or determined) would have been forfeited, provided that the Board could have in its sole discretion on or prior to the effective date of the Covered Transaction take any (or any combination of) the following actions, as to some or all outstanding awards:

•	made any outstanding option exercisable in full;

•	removed any performance or other conditions or restrictions on any award;

•

in the event of a Covered Transaction under the terms of which holders of the shares of the Company will receive upon consummation thereof a payment for each such share surrendered in the Covered Transaction (whether cash, non-cash or a combination of the foregoing), made or provided for a payment (with respect to some or all of the awards) to the participant equal in the case of each affected award to the difference between (A) the fair market value of a share of common stock times the numbers of shares subject to such outstanding award (to the extent then exercisable at prices not in excess of the fair market value) and (B) the aggregate exercise price of all shares subject to such outstanding award, in each case on such payment terms (which need not be the same as the terms of payment to holders of shares) and other terms, and subject to such conditions, as the Board determines; and

•

with respect to an outstanding award held by a participant who, following the Covered Transaction, would have been employed by or otherwise providing services to an entity which is a surviving or acquiring entity in the Covered Transaction or any affiliate of such an entity, at or prior to the effective time of the Covered Transaction, in its sole discretion and in lieu of the action described in the three preceding bullets, arranged to have such surviving or acquiring entity or affiliate assume any award held by such participant outstanding hereunder or grant a replacement award which, in the judgment of the Board was substantially equivalent to any award being replaced.

Under the Equity Incentive Plan, a “Covered Transaction” was considered a (i) sale of shares of the Company’s common stock, consolidation, merger, or similar transaction or series of related transactions in which the Company was not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding shares of common stock by a single person or entity or by a group of persons and/or entities acting in concert; (ii) a sale or transfer of all or substantially all of the Company’s assets; or (iii) a dissolution or liquidation of the Company. Where a Covered Transaction involved a tender offer that was reasonably expected to be followed by a merger described in clause (i) (as determined by the Board), the Covered Transaction would have been deemed to have occurred upon consummation of the tender offer.

Termination of Employment Provisions in the Company’s Equity Incentive Plan

Unless the Board expressly provided otherwise (or except as provided for in an award agreement or employment agreement), immediately upon the cessation of employment or services of a participant in the Equity Incentive Plan in effect for the fiscal year ended December 31, 2018, all awards to the extent not already vested terminate and all awards requiring exercise ceased to be exercisable and terminate, except that:

•	When a participant’s employment was, or services were, terminated for Cause (as defined below), all options, vested and unvested, immediately terminated;

•

All vested options held by a participant immediately prior to his or her death, to the extent then exercisable, would have remained exercisable for the lesser of a period of 180 days following the participant’s death or the period ending on the latest date on which those options could have been exercised had there been no cessation of employment or services; and

•

In all other cases, all vested options held by a participant immediately prior to the cessation of his or her employment, to the extent then exercisable, remained exercisable for the lesser of a period of 90 days or the period ending on the latest date on which that option could have been exercised had there been no cessation of employment or services.

Under the Equity Incentive Plan, “Cause” has the same meaning as provided in the employment agreement between the participant and the Company or its affiliate, provided that if the participant is not a party to any such agreement, “Cause” meant (i) the participant’s repeated material failure to perform (other than by reason of the participant’s disability), or gross negligence in the performance of, participant’s duties and responsibilities to the Company or any of its affiliates which is not cured within thirty (30) days after written notice; (ii) participant’s material breach of any written employment agreement between participant and the Company or any of its affiliates which is not cured within thirty (30) days after written notice; (iii) commission of a felony involving moral turpitude or fraud with respect to the Company or any of its affiliates; (iv) participant being sanctioned by a federal or state government or agency with violations of federal or state securities laws in any judicial or administrative process or proceeding, or having been found by any court to have committed any such violation; or (v) participant’s failure to comply with (A) any material Company policy, including without limitation, all Company Codes of Ethics, policies, procedures and handbooks, applicable to such participant or (B) any legal or regulatory obligations or requirements of participant, including, without limitation, failure of participant to provide any certifications as may be required by law which is not cured within thirty (30) days after written notice.

The Board may have provided in the case of any award for post-termination exercise provisions different from those set forth above, including, without limitation, terms allowing a later exercise by a former employee (or, in the case of a former employee who is deceased, the person or persons to whom the award is transferred by will or the laws of descent and distribution) as to all or any portion of the award not exercisable immediately prior to termination of employment or other service, but in no case may an award be exercised after the latest date on which it could have been exercised had there been no cessation of employment or services.

Termination of Employment Provisions in Employment Agreements

The termination provisions in effect for fiscal year ended December 31, 2018 are set forth in the discussion of the employment agreements above.

The following table sets forth estimated payment obligations to each of the named executive officers assuming a termination date of December 31, 2018.

Name	Termination by Company Without Cause or by Employee for Good Reason ($)(1)	Termination by Company for Cause ($)	Voluntary Termination ($)(2)	Disability ($)	Death ($)	Termination by Company without Cause or by Employee for Good Reason within 24 months of a Change in Control ($)
Dayl W. Pearson
Severance payment(3)	550,000	—	—	550,000	550,000	1,100,000
Prorata bonus(4)	800,000	—	—	800,000	800,000	800,000
Accrued and unused vacation time(5)	0 – 52,885	0 – 52,885	0 – 52,885	0 – 52,885	0 – 52,885	0 – 52,885
Insurance benefits(6)	43,339	—	—	43,339	43,339	86,678
Acceleration of equity awards	—	—	—	—	—	300,441
TOTAL:	1,393,339 – 1,446,224	0 – 52,885	0 – 52,885	1,393,339 – 1,446,224	1,393,339 – 1,446,224	2,287,119 – 2,340,004
Edward U. Gilpin
Severance payment(3)	410,000	—	—	410,000	410,000	820,000
Prorata bonus(4)	400,000	—	—	400,000	400,000	400,000
Accrued and unused vacation time(5)	0 – 39,423	0 – 39,423	0 – 39,423	0 – 39,423	0 – 39,423	0 – 39,423
Insurance benefits(6)	56,959	—	—	56,959	56,959	113,918
Acceleration of equity awards	—	—	—	—	—	58,795
TOTAL:	866,959 – 906,382	0 – 39,423	0 – 39,423	866,959 – 906,382	866,959 – 906,382	1,392,713 – 1,432,136
R. Jon Corless
Severance payment(3)	310,000	—	—	310,000	310,000	620,000
Prorata bonus(4)	250,000	—	—	250,000	250,000	250,000
Accrued and unused vacation time(5)	0 – 29,808	0 – 29,808	0 – 29,808	0 – 29,808	0 – 29,808	0 – 29,808
Insurance benefits(6)	56,959	—	—	56,959	56,959	113,918
Acceleration of equity awards	—	—	—	—	—	34,294
TOTAL:	616,959 – 646,767	0 – 29,808	0 – 29,808	616,959 – 646,767	616,959 – 646,767	1,018,212 – 1,048,020
Daniel P. Gilligan
Severance payment(3)	285,000	—	—	285,000	285,000	570,000
Prorata bonus(4)	175,000	—	—	175,000	175,000	175,000
Accrued and unused vacation time(5)	0 – 27,404	0 – 27,404	0 – 27,404	0 – 27,404	0 – 27,404	0 – 27,404
Insurance benefits(6)	56,959	—	—	56,959	56,959	113,918
Acceleration of equity awards	—	—	—	—	—	117,986
TOTAL:	516,959 – 544,363	0 – 27,404	0 – 27,404	516,959 – 544,363	516,959 – 544,363	976,904 – 1,004,308

(1)

This column reflects payments to the employee for base salaries and health insurance premiums for the remaining term of their employment agreements, as well as the target bonus established for each executive.

(2)	Voluntary termination other than for good reason.
(3)	Assumes the Company does not reduce the severance payments in return for a release of the remaining noncompete obligations as provided in the employment agreements.
(4)	Pro rata bonus for year of termination, based on full year of employment.
(5)	Accrued and unused vacation time is a range of minimum and maximum amounts payable, depending on the amount of vacation time used at the time of termination.
(6)	Insurance benefits are based on a December 2017 monthly payment for health and dental coverage.

Director Compensation in Fiscal Year 2018

The following table sets forth a summary of the compensation earned by the Company’s directors in office as of fiscal year ended December 31, 2018 (other than Mr. Pearson, who was an executive officer and whose compensation is reflected in the Summary Compensation Table above):

Name	Fees Earned(1) or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Independent Directors
C. Michael Jacobi*	72,500	3,150	—	—	75,650
Albert G. Pastino*	89,000	3,150	—	—	92,150
C. Turney Stevens*	76,000	3,150	—	—	79,150
Christopher Lacovara	100,000	3,150	—	—	103,150
John A. Ward III*	80,000	3,150	—	—	83,150
Dean C. Kehler	69,000	3,150	—	—	72,150

*	Resigned April 1, 2019, in connection with the Externalization.
(1)	Includes fees earned in 2017 but paid in 2018.
(2)

On May 3, 2018, each of Messrs. Jacobi, Pastino, Stevens, Lacovara, Ward and Kehler was granted an award of 1,000 shares of restricted stock under the Non-Employee Director Plan. Each of these awards had a grant date fair value of $3,150. In connection with the Externalization, these shares of restricted stock were cancelled, and each of Messrs. Jacobi, Pastino, Stevens, Lacovara, Ward and Kehler received a $6,000 cash payment as consideration.

(3)

Amounts reflect the grant date fair value of stock options in accordance with ASC 718. Grant date fair value is based on the Binary Option Pricing Model (American, call option) pricing model for use in valuing stock options. Assumptions used in the calculation of these amounts are shown in Note 10, “Equity Incentive Plan — Stock Options,” to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K, filed with the SEC on March 18, 2013 (File No. 814-00735).

Director Compensation Policy

Current Board Fees

Effective April 1, 2019, each Independent Director of the Current Board is paid an annual board retainer of $70,000. In addition, the lead independent director will receive $10,000, the Chair of the Company’s Audit Committee will receive $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive $5,000 and the Chair of the Company’s Compensation Committee will receive $5,000. In addition, the Company reimburses Independent Directors for any out-of-pocket expenses related to their service as members of the Board of Directors. The Independent Directors of the Current Board do not receive any stock-based compensation for their service as members of the Board of Directors. The Company’s director who is employed by Sierra Crest does not receive any compensation for his service as a member of the Board of Directors.

Prior Board Fees

Prior to the Externalization, as compensation for serving on the Board, each of the Independent Directors who served in such capacity in 2018 received an annual fee of  $60,000 and the non-executive Chairman of the Board of Directors received an additional annual fee of  $40,000. In addition, each of the Independent Directors received $1,500 per Board meeting attended in person and $750 per Board meeting attended telephonically. Employee directors and Non-Independent Directors did not receive compensation for serving on the Board. Independent Directors who served on Board committees received cash compensation in addition to the compensation they received for service on the Board. The chairperson of the Company’s Audit Committee received an additional $10,000 per year, the lead independent director received an additional $5,000 per year, and the chairperson of each other committee of the Board received an additional $5,000 per year and all committee members received an additional $500 for each committee meeting they attended. The Company also reimbursed its directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board.

Pursuant to the 2017 Non-Employee Director Plan, the Independent Directors and other directors who were not officers or employees of the Company (“Non-Employee Directors”) may have been issued restricted stock as a portion of their compensation for service on the Board in accordance with the terms of exemptive relief granted by the SEC in August 2008.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship, as defined by the rules adopted by the SEC, existed during the year ended December 31, 2018 between any member of the Board or the Compensation Committee and an Executive Officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person is deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of April 25, 2019, information with respect to the beneficial ownership of our common stock by:

•	each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors and each named executive officer; and

•	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2019 are deemed to be outstanding and beneficially owned by the person holding such options. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 37,331,709 shares of our common stock outstanding as of April 25, 2019.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated, each stockholder maintains an address of c/o Portman Ridge, 650 Madison Avenue, 23rd Floor, New York, New York 10022.

Name and Address	Number of Shares	Percentage of Class	Dollar Range of Equity Securities ($)(1)
Directors and Executive Officers:
Independent Directors
Alexander Duka	0	*	None
George Grunebaum	0	*	None
Christopher Lacovara(2)	584,134	1.6%	>100,000
Dean C. Kehler(3)	1,674,000	4.5%	>100,000
Robert Warshauer	0	*	None
Non-Independent Directors
Graeme Dell	0	*	None
Ted Goldthorpe	0	*	None
David Moffitt	0	*	None
Executive Officers
Edward U. Gilpin	108,755	0.3%	>100,000
Daniel P. Gilligan	99,947	0.3%	>100,000
Patrick Schafer	0	*	None
Directors and Executive Officers as a Group (11 persons)	2,466,836	6.6%	>100,000
5% Holders
Credit Suisse AG/(4)	3,327,729	8.9%	>100,000
Private Management Group, Inc.(5)	2,463,905	6.6%	>100,000

*	Less than 1%.

(1)	Based on the closing price of the Company’s common stock on April 25, 2019 of $2.99.

(2)

Excludes shares of common stock held by the KKAT entities. Mr. Lacovara is a member of the KKAT entities and therefore may have a pecuniary interest in certain of the shares held by the KKAT entities. Mr. Lacovara disclaims beneficial ownership of the shares held by the KKAT entities except to the extent of their respective pecuniary interests therein.

(3)

Includes 1,800,000 shares acquired by Mr. Kehler as consideration for his indirect sale of certain property and limited liability company interests in Trimaran Advisors, L.L.C. to KCAP Financial on February 29, 2012. Mr. Kehler indicated that he has sole dispositive and voting power over 725,000 of such shares which were delivered at the closing of the transaction.

(4)

Based on a Schedule 13G filed by Credit Suisse AG/ on February 13, 2019 (the “CS Statement”). In accordance with SEC Release No. 34-39538 (January 12, 1998), the CS Statement was filed by Credit Suisse AG (the “Bank”), a Swiss bank, on behalf of its subsidiaries to the extent that they conduct business as the Swiss Universal Bank, Asia Pacific, International Wealth Management, Global Markets, Investment Banking & Capital Markets and the Strategic Resolution Unit operating divisions (collectively, the “Divisions” and together with the Bank and its subsidiaries, the “Reporting Person”). The address of the principal business and office of the Bank is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The address of the principal business and office of the Reporting Person in the United States is Eleven Madison Avenue, New York, New York 10010. The ultimate parent company of the Bank is Credit Suisse Group AG (“CSG”), a corporation formed under the laws of Switzerland. CSG is a global financial services company, active in all major financial centers and providing a comprehensive range of banking products.

The Bank is comprised of three regionally focused divisions: Swiss Universal Bank, Asia Pacific and International Wealth Management serving Europe, the Middle East, Latin America and Africa. Two other divisions—Global Markets as well as Investment Banking & Capital Markets—sit alongside these regional businesses. The Strategic Resolution Unit consolidates, as of December 31, 2018, the Bank’s remaining portfolios from the former non-strategic units plus additional businesses and positions that do not fit with its strategic direction. The business address of CSG is Paradeplatz 8, P.O. Box 1, CH 8070 Zurich, Switzerland. CSG, for purposes of the federal securities laws, may be deemed ultimately to control the Bank and the Reporting Person. CSG, its executive officers and directors, and its direct and indirect subsidiaries may beneficially own securities to which the CS Statement relates (the “Shares”) and such Shares are not reported in the CS Statement. CSG disclaims beneficial ownership of Shares beneficially owned by its direct and indirect subsidiaries, including the Reporting Person. Each of the Divisions disclaims beneficial ownership of Shares beneficially owned by the Reporting Person. The Reporting Person disclaims beneficial ownership of Shares beneficially owned by CSG and each of the Divisions.

(5)	Based on a Schedule 13G filed by Private Management Group, Inc. on January 23, 2019. The address for Private Management Group, Inc. is 15635 Alton Parkway, Suite 400, Irvine, CA 92618.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. The affiliates with which we may be prohibited from transacting include our officers, directors and employees and any person controlling or under common control with the Company.

In addition, we adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements and applicable law. A copy of the code of ethics is available on the Corporate Governance section of our website at www.Portmanridge.com

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by EY for fiscal year ended 2017 and for fiscal year ended 2018.

	2018	2017
Audit Fees(1)	$828,000	$843,500
Audit-Related Fees(2)	—	44,000
Tax Fees(3)	—	—
All Other Fees	9,000	—

Total Fees	$837,000	$887,500

(1)

Audit fees represent fees and expenses for the annual audit, including the audit of the Company’s annual financial statements, quarterly reviews, comfort letters, statutory and regulatory filings, and consents and other services related to registered and unregistered offerings of the Company’s securities.

(2)	Audit-related fees represent services such as consultations, due diligence and attest services not required by statue or regulation.

(3)	Tax fees represent services in conjunction with preparation of the Company’s tax return.

All services reported in the Audit, Audit-Related, Tax and All Other categories above were approved by the Audit Committee.

In addition to the services listed above, EY provided audit and other services to the Company’s wholly-owned, unconsolidated subsidiaries and certain other affiliates. The fees for such services are as follows:

	2018	2017
Asset Manager Affiliates & CLO Audit Fees	$115,000	$338,000
Tax Services for CLOs	161,000	152,000
All Other Fees	281,728	276,663

	$557,728	$766,663

The fees for such services are included in the expenses of the unconsolidated subsidiaries and/or affiliates. These amounts are not included in the expenses of the Company.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by its independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by its independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence. The Audit Committee shall preapprove all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The Audit Committee shall establish policies and procedures for the engagement of the independent auditors to provide permissible audit and non-audit services. The Audit Committee can delegate to one or more members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full Audit Committee at its scheduled meetings.

PART IV

ITEM 15. EXHIBITS

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company.(15)

3.1.1	Certificate of Amendment to Certificate of Incorporation of KCAP Financial Inc.(1)

3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018.(22)

3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws of KCAP Financial, Inc.(2)

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(15)

4.2	Form of Dividend Reinvestment Plan.(3)

4.3	Form of Base Indenture between the Company and U.S. Bank National Association.(4)

4.4	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022.(8)

4.5	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.4).(8)

10.1	KCAP Financial, Inc. 2017 Equity Incentive Plan.(9)

10.2	KCAP Financial, Inc. 2017 Non-Employee Director Plan.(10)

10.3	Form of Company Non-Qualified Stock Option Certificate.(3)

10.4	Form of Custodian Agreement.(3)

10.5	Form of Executive Employment Agreement.(6)

10.6	Form of Indemnification Agreement for Officers and Directors of the Company.(7)

10.7	Amended and Restated Limited Liability Company Agreement of KCAP Freedom 3 LLC, dated July 19, 2017, by and between KCAP Financial, Inc. and Freedom 3 Opportunities LLC(11)

Exhibit Number	Description of Document

10.8	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Commodore Holdings, L.L.C., Katonah Debt Advisors, L.L.C., Trimaran Advisors, L.L.C., Trimaran Advisors Management, L.L.C., LibreMax Intermediate Holdings, LP, LM Rubicon Merger Sub 1, LLC, LM Rubicon Merger Sub 2, LLC, and LM Rubicon Merger Sub 3, LLC(12)

10.9	Stock Purchase and Transaction Agreement, dated December 14, 2018, by and between KCAP Financial, Inc. and BC Partners Advisors L.P(13)

10.10	Form of Voting and Support Agreement, dated December 14, 2018, by and between BC Partners Advisors L.P. and the members of the board of directors of KCAP Financial, Inc.(14)

21.1	List of Subsidiaries.(16)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm relating to KCAP Financial, Inc.(17)

23.2	Consent of Ernst & Young LLP, Independent Auditors relating to the Asset Manager Affiliates.(18)

23.3	Consent of Ernst & Young LLP, Independent Auditors relating to Katonah 2007-I CLO.(19)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

(1)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735).

(2)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(4)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).

(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 5, 2015 (File No. 814-00735).

(6)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on May 6, 2015 (File No. 814-00735).

(7)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(8)	Incorporated by reference to exhibit included in Post-Effective Amendment No. 1 to the Registration Statement in Form N-2, as filed on August 14, 2017 (File No. 333-218596).

(9)	Incorporated by reference to Exhibit 4.3 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594).

(10)	Incorporated by reference to Exhibit 4.4 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594).

(11)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on July 20, 2017 (File No. 814-00735).

(12)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on January 4, 2019 (File No. 814-00735).

(13)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on December 20, 2018 (File No. 814-00735).
(14)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on December 20, 2018 (File No. 814-00735).
(15)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(16)	Incorporated by reference Exhibit 21.1 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(17)	Incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(18)	Incorporated by reference to Exhibit 23.2 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(19)	Incorporated by reference to Exhibit 23.3 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(20)	Incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(21)	Incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K, as filed on February 26, 2019 (File No. 814-00735), which is being amended hereby.
(22)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018 (File No. 814-0735).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	Portman Ridge Finance Corporation

/s/ Edward Goldthorpe
Name: Edward Goldthorpe
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Edward Goldthorpe Edward Goldthorpe	President, Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	April 30, 2019

/s/ Edward Gilpin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 30, 2019
Edward Gilpin

/s/ Alexander Duka	Lead Independent Director	April 30, 2019
Alexander Duka

/s/ George Grunebaum	Director	April 30, 2019
George Grunebaum

/s/ Christopher Lacovara	Director	April 30, 2019
Christopher Lacovara

/s/ Dean C. Kehler	Director	April 30, 2019
Dean C. Kehler

/s/ Robert Warshauer	Director	April 30, 2019
Robert Warshauer

/s/ Graeme Dell	Director	April 30, 2019
Graeme Dell

/s/ David Moffitt	Director	April 30, 2019
David Moffitt