Form 10-Q
period 2019-03-31
Portman Ridge Finance Corp
filed 2019-05-10
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

(212) 891-2880

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PTMN	The NASDAQ Global Select Market
6.125% Notes due 2022	KCAPL	The NASDAQ Global Select Market

The number of outstanding shares of common stock of the registrant as of May 7, 2019 was 37,356,061.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, “Portman Ridge,” “Company,” “we,” “us,” and “our” refer to Portman Ridge Finance Corporation, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company (“BDC”) and a regulated investment company (“RIC”), including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Sierra Crest Investment Management LLC (the “Adviser”) to locate suitable investments for us to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Adviser and its affiliates;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC;

•	the effect of legal, tax, and regulatory changes;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any dividend distributions.

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2019 - $44,120,648; 2018 - $44,756,478)	$44,120,648	$44,756,478
Debt securities (amortized cost: 2019 - $164,699,256; 2018 - $162,264,482)	152,196,382	147,861,744
CLO Fund Securities managed by affiliates (amortized cost: 2019 - $4,416,048; 2018 - $4,407,106)	4,400,213	4,473,840
CLO Fund Securities managed by non-affiliates (amortized cost: 2019 - $49,883,910; 2018 - $51,073,520)	41,204,802	39,851,160
Equity securities (cost: 2019 - $29,326,114; 2018 - $21,944,430)	16,835,340	14,504,687
Asset Manager Affiliates (cost: 2019 - $17,791,230; 2018 - $17,791,230)	—	3,470,000
Joint Venture (cost: 2019 - $24,914,858; 2018 - $24,914,858)	23,707,969	18,390,440
Total Investments at Fair Value (cost: 2019 - $335,152,064; 2018 - $327,152,104)	282,465,354	273,308,349
Cash	3,288,010	5,417,125
Restricted cash	1,466,002	3,907,341
Interest receivable	877,156	1,342,970
Due from affiliates	928,098	1,007,631
Operating lease right-of-use asset	3,181,469	—
Other assets	570,370	481,265
Total Assets	$292,776,459	$285,464,681

LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2019-$2,071,220; 2018 - $2,207,342)	$75,335,980	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019-$1,327,960; 2018 - $1,155,754)	42,543,122	25,200,331
Operating lease liability	3,553,359	—
Payable for open trades	23,624,746	23,204,564
Accounts payable and accrued expenses	3,898,900	3,591,910
Accrued interest payable	134,324	131,182
Due to affiliates	—	115,825
Total Liabilities	149,090,431	127,443,670

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,526,568 issued, and 37,331,709 outstanding at March 31, 2019, and 37,521,705 issued, and 37,326,846 outstanding at December 31, 2018	373,317	373,268
Capital in excess of par value	307,099,763	306,784,387
Total distributable (loss) earnings	(163,787,052)	(149,136,644)

Total Stockholders' Equity	143,686,028	158,021,011

Total Liabilities and Stockholders' Equity	$292,776,459	$285,464,681

NET ASSET VALUE PER COMMON SHARE	$3.85	$4.23

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Investment Income:
Interest from investments in debt securities	$2,936,796	$3,398,197
Payment-in-kind investment income	2,022	362,937
Interest from cash and time deposits	35,669	49,205
Investment income on CLO Fund Securities managed by affiliates	132,446	1,833,667
Investment income on CLO Fund Securities managed by non-affiliates	1,681,274	99,361
Dividends from Asset Manager Affiliates	—	320,000
Investment income - Joint Venture	950,000	700,000
Capital structuring service fees	61,203	63,110

Total investment income	5,799,410	6,826,477

Expenses:
Interest and amortization of debt issuance costs	1,800,926	1,863,848
Compensation	3,688,578	1,207,337
Professional fees	1,668,122	714,410
Insurance	88,651	78,022
Administrative and other	748,320	502,118

Total expenses	7,994,597	4,365,735

Net Investment (Loss) Income	(2,195,187)	2,460,742
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(13,349,430)	3,101
Net change in unrealized (depreciation) appreciation on:
Debt securities	1,899,864	(442,884)
Equity securities	(5,051,031)	63,596
CLO Fund Securities managed by affiliates	(82,569)	(220,819)
CLO Fund Securities managed by non-affiliates	2,543,252	349,355
Asset Manager Affiliates investments	—	314,000
Joint Venture Investment	5,317,529	251,376

Total net change in unrealized appreciation (depreciation)	4,627,045	314,624

Net realized and unrealized (depreciation) appreciation on investments	(8,722,385)	317,725

Realized losses on extinguishments of Debt	—	(169,074)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(10,917,572)	$2,609,393

Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.29)	$0.07
Diluted:	$(0.29)	$0.07
Net Investment (Loss) Income Per Common Share:
Basic:	$(0.06)	$0.07
Diluted:	$(0.06)	$0.07

Weighted Average Shares of Common Stock Outstanding—Basic	37,335,094	37,350,411
Weighted Average Shares of Common Stock Outstanding—Diluted	37,335,094	37,350,411

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Operations:
Net investment (loss) income	$(2,195,187)	$2,460,742
Net realized (losses) gains from investment transactions	(13,349,430)	3,101
Realized losses from extinguishments of debt	—	(169,074)
Net change in unrealized appreciation on investments	4,627,045	314,624
Net (decrease) increase in stockholders’ equity resulting from operations	(10,917,572)	2,609,393

Stockholder distributions:	(3,732,836)	(3,716,297)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	56,489	51,560
Stock based compensation	258,936	252,855

Net increase in net assets resulting from capital share transactions	315,425	304,415

Net assets at beginning of period	158,021,011	181,804,576

Net assets at end of period	$143,686,028	$181,002,087

Net asset value per common share	$3.85	$4.85
Common shares outstanding at end of period	37,331,709	37,354,479

(1) Refer to note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(10,917,572)	$2,609,393
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses (gains) on investment transactions	13,349,430	(3,101)
Net change in unrealized appreciation from investments	(4,627,045)	(314,624)
Purchases of investments	(35,189,571)	(52,140,700)
Proceeds from sales and redemptions of investments	19,050,340	84,965,082
Net accretion of investments	(1,744,332)	(1,886,762)
Amortization of debt issuance costs	227,366	170,035
Realized losses on extinguishments of debt	—	169,074
Net amortization of operating lease	3,098	—
Payment-in-kind interest income	(2,022)	(362,937)
Stock-based compensation	258,936	252,855
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	420,182	(25,262,689)
Decrease in receivable for open trades	—	2,993,750
Decrease (increase) in interest and dividends receivable	465,814	(394,858)
Increase in accrued interest payable	3,142	72,161
(Increase) decrease in other assets	(89,105)	7,151
Decrease (increase) in due from affiliates	79,532	(1,436,404)
(Decrease) increase in due to affiliates	(115,825)	94,977
Decrease (increase) in accounts payable and accrued expenses	681,979	(1,295,838)

Net cash (used in) provided by operating activities	(18,145,653)	8,236,565

FINANCING ACTIVITIES:
Debt issuance costs	(263,450)	(1,353,761)
Distributions to stockholders	(3,676,349)	(3,664,438)
Repayment 7.375 Notes Due 2019	—	(20,000,000)
Borrowings under Great Lakes KCAP Funding LLC, Revolving Credit Facility	23,000,000	20,000,000
Repayment of Great Lakes KCAP Funding LLC, Revolving Credit Facility	(5,485,002)	(172,256)

Net cash provided by (used in) financing activities	13,575,199	(5,190,455)

CHANGE IN CASH AND RESTRICTED CASH	(4,570,454)	3,046,110
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,324,466	2,034,095

CASH AND RESTRICTED CASH, END OF PERIOD	$4,754,012	$5,080,205

Supplemental Information:
Interest paid during the period	$1,570,418	$1,693,813
Dividends paid during the period under the dividend reinvestment plan	$56,489	$51,560
Supplemental non-cash information:
Realized loss on Asset Manager Affiliates	$3,470,000	$—
Amounts per balance sheet
Cash	$3,288,010	$1,933,851
Restricted cash	1,466,002	3,146,354
Total Cash and Restricted cash	$4,754,012	$5,080,205

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2019

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.6% Cash, 10.0% PIK, 3 month LIBOR(2.60%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,007,062	$1,007,062	$2,474

AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan 5.2% Cash, 1 month LIBOR(2.50%) + 2.75%; LIBOR Floor 1.00% , Due 4/24	12/28/2018	994,924	956,531	989,699

Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR(2.50%) + 3.00% , Due 8/22	12/28/2018	1,503,083	1,448,764	1,497,987

BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 8.1% Cash, 6 month LIBOR(2.88%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,962,500	2,961,067	2,888,437

Bristol Hospice, L.L.C.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.50%) + 7.25%; LIBOR Floor 1.00% , Due 1/24	3/29/2019	8,800,000	8,743,583	8,756,000

BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR(2.49%) + 5.00% , Due 5/25	5/16/2018	1,985,000	1,958,871	1,937,023

Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.50%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,497,587	1,488,291

Child Development Schools, Inc.(8)(14) Services: Business	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(2.52%) + 4.25% , Due 5/23	6/6/2018	4,726,027	4,716,164	4,714,212

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.2% Cash, 1 month LIBOR(2.50%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,985,000	1,980,821	1,871,458

Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.1% Cash, 3 month LIBOR(2.60%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,938,888	4,929,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 6.9% Cash, 3 month LIBOR(2.60%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,984,926	1,980,728	1,965,077

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.80%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,005,685	2,812,500

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.7% Cash, 1 month LIBOR(2.50%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,953,793	3,948,258	3,432,387

Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR(2.50%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,181,554	2,090,482

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.1% Cash, 3 month LIBOR(2.61%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,974,937	4,927,919	4,912,751

Drilling Info Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 1 month LIBOR(2.50%) + 4.25% , Due 7/25	2/12/2019	2,485,239	2,479,579	2,479,026

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.6% Cash, 3 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,087,683	1,091,368	1,087,683

First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.64%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,468,354	1,409,400

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(2.50%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,099,654	1,111,069	1,092,781

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 12.9% Cash, 3 month LIBOR(2.60%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,487,894	1,344,450

Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.50%) + 8.2%, Due 11/26	5/21/2013	5,000,000	4,918,578	4,906,500

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.50%) + 8.2%, Due 11/26	5/21/2013	2,000,000	1,966,427	1,962,600

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 6.7% Cash, 1 month LIBOR(2.50%), Due 11/25	5/21/2013	1,470,104	1,466,908	1,453,051

Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.8% Cash, 3 month LIBOR(2.75%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,776,116	2,776,116	2,685,892

Grupo HIMA San Pablo, Inc.(5)(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,536,036

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(2.60%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,774,851	2,792,996	2,538,989

Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.50%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,566,065	1,554,080

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,102,057

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.4% Cash, 3 month LIBOR(2.63%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,088,206	2,085,776	2,068,994

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.50%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,234,375	1,229,225	1,206,602

Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.50%) + 7.00% , Due 9/26	12/4/2018	6,700,000	6,633,298	6,566,000

Pinstripe Holdings, LLC (Aka Cielo)(8)(13)(14) Services: Consumer	Senior Secured Loan — Initial Term Loan 8.5% Cash, 1 month LIBOR(2.50%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	5,000,000	4,902,799	4,900,000

Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.4% Cash, 3 month LIBOR(2.60%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,524,087	1,529,905	1,524,392

PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.98% Cash, 1 month LIBOR(2.48%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,950,892	2,865,000

PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.36% Cash, 3 month LIBOR(2.61%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,865,600	2,851,108	2,793,960

Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.50% Cash, 1 month LIBOR(2.50%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,974,227	1,995,570	1,951,721

Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.61%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,867,866	1,867,866	1,867,866

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(2.50%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,974,023	2,777,100

Roscoe Medical, Inc.(5)(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	1,700,000	1,698,495	816,000

Roscoe Medical, Inc.(5)(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	5,000,000	4,995,580	2,400,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Salient CRGT Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 1 month LIBOR(2.50%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,828,971	1,845,166	1,761,117

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.80%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,578	985,000

SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.80%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,961,208	4,925,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.50%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,962,575	2,950,127	2,947,762

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, Due 10/22	6/25/2013	2,035,770	1,984,160	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Senior Secured Loan — Term Loan 1.0% Cash, 3 month LIBOR(2.82%) + 12.00% , Due 10/22	6/25/2013	339,788	339,788	47,634

Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Unsecured Bond — TankConvert, 10.0% PIK, Due 2/22	2/15/2019	456,974	456,974	456,974

Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,961,681	7,847,840

Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.7% Cash, 6 month LIBOR(2.69%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,437,374	3,438,848	3,421,562

TLE Holdings, LLC(8)(13)(14) Services: Consumer	Senior Secured Loan — Term Loan 8.0% Cash, 1 month LIBOR(2.50%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	3/29/2019	5,732,229	5,702,583	5,703,568

TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 12 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	984,848	982,924	961,015

TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,911	1,000,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.7% Cash, 3 month LIBOR(2.74%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,041,874	2,007,410	1,837,687

WireCo WorldGroup Inc. (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,969,008	2,889,900

Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.49%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,480,435	3,281,241

Total Investment in Debt Securities (106% of net asset value at fair value)			$165,747,211	$164,699,256	$152,196,382

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000

BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Partnership Interests	12/11/2018	55.6%	15,185,556	14,966,706

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675

eInstruction Acquisition, LLC(3)(8)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	624,000

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(10)(13) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	568,905

Ohene Holdings B.V.- Digitran Pomeroy(13) Services: Business	Warrants	8/28/2014	0.2%	-	1,000

TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	510,054

Total Investment in Equity Securities (12% of net asset value at fair value)				$29,326,114	$16,835,340

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity (16)	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.1%, 1/28 maturity	6/4/2013	23.3%	6,371,659	7,506,434
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.5%, 4/30 maturity	5/6/2014	22.2%	10,316,641	9,112,278
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.2%, 12/29 maturity	10/10/2013	6.8%	1,468,739	2,014,262
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.1%, 11/25 maturity	8/15/2014	24.9%	6,316,361	2,591,820
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.3%, 10/26 maturity	5/5/2015	9.9%	4,303,600	3,157,769
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,620,439	7,502,959
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	10,199,316	8,950,000

Total Investment in CLO Subordinated Securities				$49,883,910	$41,204,802

CLO Rated-Note Investment

Portfolio Company	Investment[15]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC (fka KCAP F3C Senior Funding, LLC)(6)(13)	Class E Notes, 10.13% Cash, 3 month LIBOR (2.63%) + 7.50%, Due 12/29	10/24/2017	27.4%	4,416,048	4,400,213

Total Investment in CLO Rated-Note				$4,416,048	$4,400,213

Total Investment in CLO Fund Securities (32% of net asset value at fair value)				$54,299,958	$45,605,015

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (% of net asset value at fair value)				$17,791,230	$-

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$23,707,969

Total Investment in Joint Ventures (16% of net asset value at fair value)				$24,914,858	$23,707,969

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$24,121,902	$24,121,902

US Treasury Bill (Cusip:912796UV9)(8)	U.S. Government Obligation		2.29%	19,998,746	19,998,746
Total Short-term Investments (31% of net asset value at fair value)				$44,120,648	$44,120,648

Total Investments[4]				$335,152,064	$282,465,354

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2019. As noted in the table above, 78% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of March 31, 2019 as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $335 million. The aggregate gross unrealized appreciation is approximately $0.1 million, the aggregate gross unrealized depreciation is approximately $52.8 million, and the net unrealized depreciation is approximately $52.7 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 70.3% of the total assets at March 31, 2019.

[9]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

[10]	Non-voting.

[11]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

[12]	Notice of redemption has been received for this security.

[13]	Fair value of this investment was determined using significant unobservable inputs.

[14]	As of March 31, 2019, this investment is owned by Great Lakes KCAP Funding I, LLC and was pledged to secure Great Lakes KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

[15]	The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

[16]	The remaining collateral in this CLO Fund portfolio is illiquid and not producing meaningful cash flows, and thus, the Company’s investment in the CLO Subordinated securities are not currently receiving periodic cash distributions. Accordingly, the Company is no longer recording any investment income from these investments, and has thus noted the effective interest as not meaningful, or N/M. The fair value of the investment reflects the Company’s estimated share of the fair value of the underlying collateral.

[17]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

[18]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, LP.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.8% Cash, 10.0% PIK, 3 month LIBOR(2.80%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,007,062	$958,499	$362,240

AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan 5.3% Cash, 1 month LIBOR(2.52%) + 2.75%; LIBOR Floor 1.00% , Due 4/24	12/28/2018	997,462	957,563	957,563

Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR(2.52%)+ 3.00%; LIBOR Floor 1.00% , Due 8/22	12/28/2018	1,520,851	1,463,819	1,460,001

BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.8% Cash, 6 month LIBOR(2.59%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,970,000	2,968,502	2,942,082

BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR(2.47%) + 5.00% , Due 5/25	5/16/2018	1,990,000	1,962,751	1,950,200

Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,496,079	1,480,736

Child Development Schools, Inc.(8)(13)(14) Services: Business	Senior Secured Loan — Term Loan 6.7% Cash, 3 month LIBOR(2.50%) + 4.25% , Due 5/23	6/6/2018	4,794,521	4,783,918	4,782,534

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.3% Cash, 1 month LIBOR(2.52%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,990,000	1,985,635	1,873,784

Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(2.80%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,936,538	4,929,000

Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.80%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,989,954	1,985,554	1,968,678

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR(2.41%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,006,304	2,841,300

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.8% Cash, 1 month LIBOR(2.52%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,964,063	3,958,001	3,306,683

Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR(2.51%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,181,096	2,092,454

Dell International L.L.C. (EMC Corporation)(8)(13) High Tech Industries	Senior Secured Loan — Refinancing Term B Loan 4.5% Cash, 1 month LIBOR(2.53%) + 2.00%; LIBOR Floor 0.75% , Due 9/23	12/28/2018	2,000,000	1,930,000	1,930,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.3% Cash, 3 month LIBOR(2.81%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,987,469	4,938,132	4,937,594

Drew Marine Group Inc.(8)(13)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,634	4,000,400

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,103,728	1,107,755	1,103,728

First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.0% Cash, 3 month LIBOR(2.54%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,466,870	1,399,200

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(2.53%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,099,654	1,111,477	1,090,032

GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	117,919

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.80%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,486,831	1,376,250

Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	5,000,000	4,915,960	4,912,500

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	2,000,000	1,965,349	1,965,000

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 3 month LIBOR(2.71%) + 4.25% , Due 11/25	12/7/2017	1,473,788	1,470,466	1,466,419

Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.5% Cash, 3 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,813,058	2,813,058	2,728,666

Grupo HIMA San Pablo, Inc.(5)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,789,650

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,817,177	2,836,587	2,564,688

Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,564,583	1,553,920

Infobase Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 7.1% Cash, 3 month LIBOR(2.63%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	4,017,393	3,981,675	3,977,219

Ion Media Networks, Inc.(8)(13) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B-3 Loan 5.3% Cash, 1 month LIBOR(2.53%) + 2.75%; LIBOR Floor 1.00% , Due 12/20	12/28/2018	3,000,000	2,917,500	2,917,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.35%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,071,062

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

Jane Street Group, LLC(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Dollar Term Loan (2018) 5.5% Cash, 1 month LIBOR(2.50%) + 3.00% , Due 8/22	12/28/2018	2,992,500	2,932,650	2,932,650

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.5% Cash, 3 month LIBOR(2.71%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,093,452	2,090,784	2,096,069

MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,237,500	1,232,118	1,149,390

Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.53%) + 7.00% , Due 9/26	12/4/2018	3,000,000	3,007,500	3,007,500

Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,393,745	1,400,223	1,394,163

PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.96% Cash, 1 month LIBOR(2.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,949,039	2,940,300

PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.57% Cash, 3 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,872,800	2,859,340	2,859,872

Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.5% Cash, 1 month LIBOR(2.52%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,979,381	2,002,724	1,941,773

Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,894,549	1,894,549	1,894,549

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.56%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,973,097	2,775,000

Roscoe Medical, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	1,700,000	1,697,733	1,525,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

Roscoe Medical, Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	5,000,000	4,993,345	4,487,500

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,195	990,400

SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,959,445	4,952,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,970,056	2,957,029	2,955,206

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, 3 month LIBOR (2.80%) + 5.50% , Due 10/22	6/25/2013	2,035,770	1,941,220	560,855

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.8% Cash, 3 month LIBOR(2.82%) + 12.00% , Due 10/22	6/25/2013	339,788	339,788	339,788

Tank Partners Holdings, LLC(5)(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 3.0% Cash, 12.5% PIK, 1 month PRIME (5.00%)+7.5%; PRIME Floor 3.00% , Due 8/19	8/28/2014	15,295,083	14,149,836	7,398,223

Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR (2.52%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,959,567	7,847,840

Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.6% Cash, 6 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,446,143	3,447,715	3,430,291

TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 6 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	987,374	985,337	954,001

TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,207	1,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]

Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1 month LIBOR(2.53%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,075,305	2,033,378	1,993,123

Weiman Products, LLC(8)(13)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.3% Cash, 3 month LIBOR(2.80%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	11/22/2013	1,440,525	1,434,568	1,440,525

WireCo WorldGroup Inc. (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.52%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,967,619	2,957,100

Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.45%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,479,741	3,430,000

(103% of net asset value at fair value)			$164,541,812	$162,264,482	$147,861,744

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]

Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000

BCP Great Lakes Holding LP(17) Limited Partnership	Partnership Interests	12/11/2018	55.6%	12,466,667	12,466,667

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675

eInstruction Acquisition, LLC(3)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	669,000

New Millennium Holdco, Inc. (Millennium Health, LLC)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Perseus Holding Corp.(8)(13) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	653,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(10)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Unit	8/28/2014	15.5%	980,000	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Warrants	8/28/2014	1.04%	185,205	1,000

TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	548,345

Total Investment in Equity Securities (10% of net asset value at fair value)				$21,944,430	$14,504,687

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity [16]	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.9%, 1/28 maturity	6/4/2013	23.3%	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.6%, 4/30 maturity	5/6/2014	25.1%	11,740,622	9,777,251
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.0%, 12/29 maturity	10/10/2013	6.8%	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.4%, 11/25 maturity	8/15/2014	24.9%	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.4%, 10/26 maturity	5/5/2015	9.9%	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	9,843,450	8,500,000
Total Investment in CLO Subordinated Securities				$51,073,520	$39,851,160

CLO Rated-Note Investment

Portfolio Company	Investment[15]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP 2017-1A(6)(13)	Class E Notes, 10.29% Cash, 3 month LIBOR (2.79%) + 7.50%, Due 12/29	10/24/2017	27.4%	4,407,106	4,473,840

Total Investment in CLO Rated-Note				$4,407,106	$4,473,840

Total Investment in CLO Fund Securities (31% of net asset value at fair value)				$55,480,626	$44,325,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$3,470,000

Total Investment in Asset Manager Affiliates (2% of net asset value at fair value)				$17,791,230	$3,470,000

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$18,390,440

Total Investment in Joint Ventures (13% of net asset value at fair value)				$24,914,858	$18,390,440

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$34,757,129	$34,757,129

US Treasury Bill (Cusip:912796UH0)(8)	U.S. Government Obligation		1.04%	9,999,349	9,999,349
Total Short-term Investments (31% of net asset value at fair value)				$44,756,478	$44,756,478
Total Investments[4]				$327,152,104	$273,308,349

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2018. As noted in the table above, 81% (based on par) of debt securities contain floors which range between 0.75% and 3.00%.
[2]	Reflects the fair market value of all investments as of December 31, 2018, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $327 million. The aggregate gross unrealized appreciation is approximately $0 million, the aggregate gross unrealized depreciation is approximately $53.8 million, and the net unrealized depreciation is approximately $53.8 million.
[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Money market account.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 72.0% of the total assets at December 31, 2018.

[9]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.
[10]	Non-voting.
[11]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
[12]	Notice of redemption has been received for this security.
[13]	Fair value of this investment was determined using significant unobservable inputs.
[14]	As of December 31, 2018, this investment is owned by KCAP Funding I, LLC and was pledged to secure KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.
[15]	The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.
[16]

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

[17]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2019[4]	2018[4]

Per Share Data:
Net asset value, at beginning of period	$4.23	$4.87
Net investment (loss) income[1]	(0.06)	0.07
Net realized (losses) gains from investments[1]	(0.36)	-
Net change in unrealized appreciation on investments[1]	0.13	-
Net (decrease) increase in net assets resulting from operations	(0.29)	0.07

Net decrease in net assets resulting from distributions:	(0.10)	(0.10)
Net increase in net assets relating to stock-based transactions: Stock based compensation	0.01	0.01

Net asset value, end of period	$3.85	$4.85
Total net asset value return[2]	(6.6)%	1.6%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.46	$3.41
Per share market value at end of period	$3.62	$3.14
Total market return[3]	7.5%	(5.0)%
Shares outstanding at end of period	37,331,709	37,354,479
Net assets at end of period	$143,686,028	$181,002,087
Portfolio turnover rate[6]	6.9%	28.6%
Average par debt outstanding	$101,476,204	$106,795,129
Asset coverage ratio	216%	270%
Ratio of net investment (loss) income to average net assets[5]	(5.8)%	5.4%
Ratio of total expenses to average net assets[5]	21.2%	9.6%
Ratio of interest expense to average net assets[5]	4.8%	4.1%
Ratio of non-interest expenses to average net assets[5]	16.4%	5.5%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.
[4]	Totals may not sum due to rounding.
[5]	Annualized.
[6]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Portman Ridge Finance Corporation (“Portman Ridge” or the “Company”), formerly known as KCAP Financial, Inc., is an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006.

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

The Company originates, structures, and invests in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the “Debt Securities Portfolio”). The Company also invests in joint ventures and debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with its debt investments.

The Company has elected to be treated and intends to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income, and asset diversification and annual distribution requirements. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any income that it distributes in a timely manner to its stockholders.

On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes (each, as defined and discussed in Note 6 - “Borrowings” below) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2019, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

The Externalization Agreement

On December 14, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners, through which Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”), became the Company’s investment adviser pursuant to an investment advisory Agreement (the “Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. The transactions contemplated by the Externalization Agreement closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser on that date.

Pursuant to the Externalization Agreement with BCP, the Adviser became the Company’s investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of the Company’s common stock, directly to the Company’s stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of the Company’s common stock at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by the Company, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

On the date of the Closing, the Company changed its name from KCAP Financial, Inc. to Portman Ridge Finance Corporation and on April 2, 2019, began trading on the NASDAQ Global Select Market under the symbol “PTMN.”

On April 1, 2019, in connection with the Closing, all of the Company’s then-current directors resigned from their positions on the Board, with the exceptions of Dean Kehler and Christopher Lacovara. Prior to their resignations, the Board approved an increase in the size of the Board from seven members to eight members and appointed the following new individuals to serve on the Board: Graeme Dell; Alexander Duka; Ted Goldthorpe; George Grunebaum; David Moffitt; and Robert Warshauer. Additionally, in connection with the Closing all of the Company’s then-current officers resigned from their positions with the exceptions of Edward Gilpin and Daniel Gilligan. Effective as of the Closing, Ted Goldthorpe was appointed as President and Chief Executive Officer and Patrick Schafer was appointed as Chief Investment Officer of the Company.

About the Adviser

The Adviser is an affiliate of BC Partners. LibreMax owns a minority stake in the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser seeks to invest on behalf of the Company in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser employs fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and seeks to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.

The Adviser is affiliated with BC Partners, a leading buyout firm with a 30-year history investing across Europe and North America which has more than $24 billion in assets under management in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform (“BCP RE”) as fully integrated businesses. The investment activity of the Company will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. BCP Credit currently manages a private fund in the BCP Credit platform along with several separate managed accounts focused on credit investments and BC Partners Lending Corporation, a private BDC.

Advisory Agreement

The Adviser provides management services to the Company pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•	managing the Company’s assets in accordance with our investment objective, policies and restrictions;

•	determining the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifying, evaluating and negotiating the structure of the Company’s investments;

•	monitoring the Company’s investments;

•	determining the securities and other assets that the Company will purchase, retain or sell;

•	assisting the Board with its valuation of the Company’s assets;

•	directing investment professionals of the Adviser to provide managerial assistance to the Company’s portfolio companies;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for the Company;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•	providing the Company with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

On April 1, 2019, the Company entered into the Advisory Agreement with the Adviser. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related Securities and Exchange Commission (“SEC”) guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a majority of the outstanding shares of our common stock. See “Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Advisory Agreement upon 120 days’ written notice.

Removal of Adviser

The Adviser may be removed by the Board or by the affirmative vote of a Majority of the Outstanding Shares. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of our common stock present at a meeting, if the holders of more than 50% of the outstanding shares of our common stock are present or represented by proxy or (2) a majority of outstanding shares of our common stock.

Compensation of Adviser

Pursuant to the terms of the Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. The Incentive Fee consists of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50%.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind(“PIK”) interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine the income incentive fee, pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a calendar quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in the Company’s net assets due to realized capital losses or unrealized capital depreciation in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of the Company paying an incentive fee for the subsequent quarter. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the management fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Limitations of Liability and Indemnification

Under the Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its managing member, will not be liable to the Company for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner, and the Administrator from and against any damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company, except where attributable to criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters. The Board of Directors was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or continuing to operate as an internally managed BDC.

The Board of Directors, including a majority of independent directors, will oversee and monitor the Company’s investment performance and, beginning with the second anniversary of the effective date of the Advisory Agreement, will annually review the compensation we pay to the Adviser.

Administration Agreement

Under the terms of the administration agreement (the “Administration Agreement”) between the Company and BC Partners Management LLC (the “Administrator”), the Administrator will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for it by such affiliate or third party.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to the Company’s chief compliance officer and chief financial officer and their respective staff who provide services to the Company. The Board, including the independent directors, will review the general nature of the services provided by the Administrator as well as the related cost to the Company for those services and consider whether the cost is reasonable in light of the services provided.

On April 1, 2019, the Board approved the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect until April 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Payment of Our Expenses under the Advisory and Administration Agreements

Except as specifically provided below, the Company anticipates that all investment professionals and staffs of the Adviser, when and to the extent engaged in providing investment advisory and management services to the Company, and the compensation and routine overhead expenses (including rent, office equipment and utilities), of such personnel allocable to such services, will be provided and paid for by the Adviser. The Company will bear an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Company will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) an allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of the Company’s common stock and other securities;

•	fees and expenses payable under any dealer manager or placement agent agreements, if any;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

•	expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;

•	federal, state and local taxes;

•	independent directors’ fees and expenses including certain travel expenses;

•	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;

•	research and market data;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits, outside legal and consulting costs;

•	costs of winding up our affairs;

•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;

•	extraordinary expenses (such as litigation or indemnification); and

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Great Lakes KCAP Funding I LLC, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC received security interests in the assets which are owned by Great Lakes KCAP Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate. All of the borrowings of Kolhberg Capital Funding LLC I, and KCAP Senior Funding I, LLC have been fully repaid.

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

The Asset Manager Affiliates previously qualified as a “significant subsidiary” and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position or results of operations of the Company. Summarized financial information regarding the Asset Manager Affiliates is set forth in Note 5 to these financial statements.

The determination of the tax character of distributions is made on an annual (full calendar-year) basis at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2019, the Company provided approximately $35.2 million to portfolio companies to support their growth objectives. Approximately $2.7 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2019, the Company held loans it has made to 51 investee companies with aggregate principal amounts of approximately $165.7 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months month period ended March 31, 2019, the Company did not engage in any such or similar activities.

Recently adopted accounting pronouncements

In March 2017, the FASB issued an Accounting Standards Update, ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2017-08 did not have a material impact on the financial position or results of operations of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. The Company recorded a right of use asset (net of previously deferred rent expense) of approximately $3.3 million and a lease liability of approximately $3.7 million upon adoption of this standard.

Pending Accounting Pronouncements

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing the discounted cash flow approach, which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates are classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation. The Company sold substantially all of its investment in the Asset Manager Affiliates on December 31, 2018.

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

Restricted Cash. Restricted cash and cash equivalents (e.g., money market funds) consists of cash held for reinvestment and quarterly interest and principal distribution (if any) to holders of notes issued by Great Lakes KCAP Funding I, LLC.

Short-term investments. Short-term investments are generally comprised of money market accounts, time deposits, and U.S. treasury bills.

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2019, six of our investments were on non-accrual status.

Distributions from Asset Manager Affiliates. The Company records distributions from the Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from the Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

For non-junior class CLO Fund Securities, such as the Company’s investment in the Class E Notes of the Great Lakes KCAP F3C Senior, LLC, (formerly known as KCAP F3C Senior Funding, L.L.C.), interest is earned at a fixed spread relative to the LIBOR index.

Investment in Joint Venture. For three months ended March 31, 2019 and 2018, the Company recognized $950,000 and $700,000 in investment income from its investment in the Joint Venture. As of March 31, 2019 and December 31, 2018, the fair value of the Company’s investment in the Joint Venture was approximately $23.7 million and $18.4 million, respectively. The Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

Expenses. During the reporting period the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an Overhead Allocation Agreement with the Asset Manager Affiliates which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources. Following the Closing, the Company will continue to bear the costs associated with the office lease entered into by the Company prior to the Closing.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2019 and 2018:

	(unaudited)
	Three Months Ended March 31,
	2019	2018

Net (decrease) increase in net assets resulting from operations	$(10,917,572)	$2,609,393
Net increase in net assets allocated to unvested share awards	—	(20,773)

Net (decrease) increase in net assets available to common stockholders	$(10,917,572)	$2,588,620

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,335,094	37,350,411

Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.29)	$0.07
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.29)	$0.07

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

There were 30,000 and 35,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months ended March 31, 2019 and 2018. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2019 and December 31, 2018:

	March 31, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$44,120,648	$44,120,648	16	$44,756,478	$44,756,478	17
Senior Secured Loan	75,534,527	73,489,758	26	86,040,921	77,616,209	28
Junior Secured Loan	88,707,755	78,249,650	28	76,223,561	70,245,535	26
Senior Unsecured Bond	456,974	456,974	-		—	—
CLO Fund Securities	54,299,958	45,605,015	16	55,480,626	44,325,000	16
Equity Securities	29,326,114	16,835,340	6	21,944,430	14,504,687	5
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Venture	24,914,858	23,707,969	8	24,914,858	18,390,440	7
Total	$335,152,064	$282,465,354	100%	$327,152,104	$273,308,349	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$4,237,732	$4,085,483	1%	$5,434,927	$4,049,940	1%
Asset Management Company [2]	17,791,230	—	—	17,791,230	3,470,000	1
Banking, Finance, Insurance & Real Estate	5,878,184	5,795,824	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	5,955,812	5,760,262	2	5,963,334	5,796,506	2
Capital Equipment	10,881,878	9,712,562	3	10,888,431	9,831,391	3
Chemicals, Plastics and Rubber	4,846,678	4,745,681	2	4,862,063	4,801,645	1
CLO Fund Securities	54,299,958	45,605,015	16	55,480,626	44,325,000	16
Construction & Building	1,529,905	1,524,392	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,189,062	4,474	—	1,140,499	364,239	—
Consumer goods: Non-durable	—	—	—	1,434,568	1,440,525	1
Electronics	6,633,298	6,566,000	2	3,007,500	3,007,500	1
Energy: Oil & Gas	9,363,046	2,535,933	1	16,827,204	8,946,568	3
Environmental Industries	8,373,619	5,840,004	2	8,371,180	6,939,794	3
Forest Products & Paper	1,566,064	1,554,077	1	1,564,583	1,553,920	1
Healthcare & Pharmaceuticals	47,334,370	37,115,328	13	38,638,822	32,287,288	12
High Tech Industries	24,470,324	24,193,533	9	23,971,434	23,662,459	9
Hotel, Gaming & Leisure	—	—	—	400,000	1,000	—
Joint Venture	24,914,858	23,707,969	8	24,914,858	18,390,440	7
Limited Partnership	15,185,556	14,966,706	5	12,466,667	12,466,667	5
Media: Advertising, Printing & Publishing	3,152,760	2,647,664	1	6,113,852	5,590,863	2
Services: Business	10,325,983	9,119,357	2	10,398,713	9,213,417	3
Services: Consumer	10,605,382	10,603,568	4	—	—	—
Telecommunications	8,351,914	8,322,151	3	8,351,775	8,343,919	3
Textiles and Leather	10,143,234	9,938,322	4	10,140,662	9,940,294	4
Money Market Accounts	24,121,903	24,121,903	9	34,757,129	34,757,129	13
Transportation: Cargo	4,000,568	4,000,400	1	4,000,634	4,000,400	1
U.S. Government Obligations	19,998,746	19,998,746	7	9,999,349	9,999,349	4

Total	$335,152,064	$282,465,354	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At March 31, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 29.7% and 28.0% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16.5% and 16.5%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15.6% and 15.5% of its total assets on such dates, respectively).

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

In the first quarter of 2019, the Company sold $2.0 million notional amount of subordinated notes of Catamaran CLO 2014-1 for $800,000.

With the exception of Katonah III, Ltd., as of December 31, 2018 all of the Company’s investments in CLO Fund securities were making distributions to the Company.

Affiliate Investments

The following table details investments in affiliates at March 31, 2019 (unaudited):

	Industry Classification	Fair Value at of December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of March 31, 2019	Interest Income		Dividend Income

Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$3,470,000	$-	-	-	-	$(3,470,000)	$-	$		$-
Great Lakes KCAP F3C Senior, LLC Rated Notes(2)(4)	CLO Fund Securities	4,473,840	-	8,942	-	(82,569)	-	4,400,213		123,249
BCP Great Lakes Fund LP(7)	Limited Partnership	12,466,667	2,718,889	.	-	(218,850)	-	14,966,706		.	-
KCAP Freedom 3, LLC (4)(6)	Joint Venture	18,390,440	-	-	-	5,317,529		23,707,969		-	950,000
Tank Partners Holdings, LLC(4)(5)	Energy: Oil & Gas	1,000	6,228,000	-	-	(4,495,095)	(1,165,000)	568,905		-	-

Total Affiliated Investments		$38,801,947	$8,946,889	$8,942	$-	$521,015	$(4,635,000)	$43,643,793		$123,249	$950,000

The following table details investments in affiliates at December 31, 2018:

	Industry Classification	Fair Value at of December 31, 2017	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2018	Interest Income		Dividend Income

Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$38,849,000	$(34,800,000)	-	-	(579,000)	$-	$3,470,000	$		$1,246,510
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)	Related Party Loans	-	-	-	-	-	-	-		1,170,825	-
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	8,359,051	(8,359,051)	-	-	-	-	-		765,963
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	4,418,232	(4,418,232)	-	-	-	-	-		229,380
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,486	(10,676,556)	271,658	-	9,754,423	(10,120,011)	-		271,658	-
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000		(6,725)	-	369,831	(373,105)	-		(6,725)	-
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,596,571)	264,746	-	3,527,018	(3,515,976)	-		264,746	-
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,699	147,497	1,213,807	(7,016,734)	(1,268,269)	-	-		1,213,807	-
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,178	535,309	1,347,240	(9,777,251)	(335,476)	-	-		1,347,240	-
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(985,241)	656,919	(2,158,200)	(2,014,440)	-	-		656,919	-
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,600	(573,089)	507,789	(3,048,696)	(455,604)	-	-		507,789	-
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,685	(1,282,923)	913,272	(7,067,073)	(1,093,961)	-	-		913,272	-
Catamaran CLO 2018-1, Ltd. (1)(2)(4)	CLO Fund Securities	-	9,500,000	343,450	(8,500,000)	(1,343,450)	-	-		343,450	-
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	4,632,000	-	37,298	-	(195,458)	-	4,473,840		468,755
BCP Great Lakes Fund LP(7)	Limited Partnership	-	12,466,667	-	-	-	-	12,466,667		-	-
KCAP Freedom 3, LLC (4)(6)	Joint Venture	21,516,000	-	-	-	(3,125,560)	-	18,390,440		-	3,100,000
Tank Partners Holdings, LLC(4)(5)	Unit	-	-	-	980,000	(979,000)	-	1,000		-	-

Total Affiliated Investments		$122,630,676	$(41,042,190)	$5,549,454	$(36,587,954)	$2,261,054	$(14,009,092)	$38,801,947		$8,147,079	$4,346,510

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[6]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.
[7]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding, L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

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

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions is a reduction in the fair value of the Asset Manager Affiliates and increase the fair value of the Company’s investment in the Joint Venture. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the Statement of Operations. The increase in the fair value of the Company’s investment in the Joint Venture was recognized as an unrealized gain in the Statement of Operations.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of	As of
	March 31, 2019	December 31, 2018
Investment at fair value	$37,519,094	$32,621,188
Total Assets	$37,519,094	$32,621,188

Total Liabilities	$1,541,539	$1,970,455
Total Equity	35,977,555	30,650,733
Total Liabilities and Equity	$37,519,094	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment income	$1,151,386	$1,195,818
Operating expenses	17,512	21,763
Net investment income	1,133,874	1,174,055
Unrealized appreciation on investments	5,326,822	503,920
Net income	$6,460,696	$1,677,975

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$42,207,464	$37,519,094

Total Investments			$42,207,464	$37,519,094

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

(3) Formerly known as KCAP F3C Senior Funding, LLC

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2018

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC (1)(2)	Subordinated Securities, effective interest 11.5%, 12/29 maturity	100.0%	$42,636,380	$32,621,188

Total Investments			$42,636,380	$32,621,188

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2019 (unaudited) and December 31, 2018, respectively:

	As of March 31, 2019 (unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$19,998,746	$24,121,902	$—	$—	$44,120,648
Debt securities	—	36,187,061	116,009,321	—	152,196,382
CLO Fund securities	—	—	45,605,015	—	45,605,015
Equity securities	—	—	1,868,634	14,966,706	16,835,340
Joint Venture	—	—	23,707,969	—	23,707,969
Total	$19,998,746	$60,308,963	$187,190,939	$14,966,706	$282,465,354

	As of December 31, 2018
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,349	$34,757,129	$—	$—	$44,756,478
Debt securities	—	41,120,073	106,741,671	—	147,861,744
CLO Fund securities	—	—	44,325,000	—	44,325,000
Equity securities	—	—	2,038,020	12,466,667	14,504,687
Asset Manager Affiliates	—	—	3,470,000	—	3,470,000
Joint Venture	—	—	18,390,440	—	18,390,440
Total	$9,999,349	$75,877,202	$174,965,131	$12,466,667	$273,308,349

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

BCP Great Lakes Partnership LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in Great Lakes Funding LLC. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2019 and December 31, 2018 was $15.0 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BGP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”) , the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the Partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2019 and December 31, 2018, the Company has a $34.8 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

Subject to the limitations noted above, values derived for debt and equity securities using comparable public/private companies generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly or quarterly basis, is certified as correct by the management of the company/issuer and/or audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

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

	Year Ended March 31, 2019
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$174,965,131
Transfers out of Level III¹	(6,470,154)	—	—	—	—	(6,470,154)
Transfers into Level III²	27,653,032	—	—	—	—	27,653,032
Net accretion	34,347	1,690,216	—	—	—	1,724,563
Purchases	136,501	—	6,228,000	—	—	6,364,501
Sales/Paydowns/Return of Capital	(8,012,847)	(2,282,948)	—		—	(10,295,795)
Total realized loss included in earnings	(7,852,198)	(587,936)	(1,565,205)	(3,470,000)	—	(13,475,339)
Change in unrealized gain (loss) included in earnings	3,778,969	2,460,683	(4,832,181)	—	5,317,529	6,725,000
Balance, March 31, 2019	$116,009,321	$45,605,015	$1,868,634	$—	$23,707,969	$187,190,939
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,306,669)	$2,460,683	$(4,832,181)	$—	$5,317,529	$(6,360,638)

¹Transfers out of Level III represent a transfer of $6,470,154 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2019.

²Transfers into Level III represent a transfer of $27,653,032 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2019.

	Year Ended December 31, 2018
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Transfers out of Level III¹	(230,732)	—	—	—	—	(230,732)
Transfers into Level III²	16,474,663	—	—	—	—	16,474,663
Net accretion	125,614	5,878,260	—	—	—	6,003,874
Purchases	38,099,644	12,781,528	—	—	—	50,881,172
Sales/Paydowns/Return of Capital	(11,116,360)	(19,033,322)	(1,093,244)	(34,800,000)	—	(66,042,926)
Total realized gain included in earnings	(51,674)	(16,484,872)	—	—	—	(16,536,546)
Total unrealized gain (loss) included in earnings	(6,444,939)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	(1,928,186)
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$174,965,131
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,197,940)	$6,631,424	$(1,283,420)	$(579,000)	$(3,125,560)	$(3,554,496)

¹Transfers out of Level III represent a transfer of $230,732 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2018.

²Transfers into Level III represent a transfer of $16,474,663 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $60.3 million and $75.9 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 459,448	Enterprise Value	Average EBITDA Multiple	6.75x (0.04x)
	115,549,873	Income Approach	Implied Discount Rate	6.7% – 27.5% (11.5)%
Equity Securities	1,811,634	Enterprise Value	Average EBITDA Multiple / WACC	3.9x – 8.5x (6.1x) 21.30%
	57,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	36,285,735	Discounted Cash Flow	Discount Rate	13.4%-13.9% (13.720%)
			Probability of Default	1%-2% (1.5%)
			Loss Severity	20%-34% (27.1%)
			Recovery Rate	66%-80% (72.9%)
			Prepayment Rate	10%-20% (15%)
	369,280	Liquidation Value	Qualitative Inputs(2)
	8,950,000	Market Approach	Third Party Quote	89.5%
Joint Venture	23,707,969	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$ 187,190,939

¹ The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

2 The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 8,661,114	Enterprise Value	Average EBITDA	5.0x – 8.0x (5.2x)
			Multiple / WACC	15.8%
	98,080,557	Income Approach	Implied Discount Rate	6.3% - 26.8% (11.8%)
Equity Securities	1,979,020	Enterprise Value	Average EBITDA Multiple	4.5x – 11.0x (9.5x)
	59,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	35,455,720	Discounted Cash Flow	Discount Rate	13.5%-14.0% (13.9%)
			Probability of Default	0.75%-2% (1.4%)
			Loss Severity	20%-36% (28.3%)
			Recovery Rate	63.5%-80% (71.7%)
			Prepayment Rate	10%-20% (15%)
	369,280	Liquidation Value	Qualitative Inputs(2)
	8,500,000	Market Approach	Third Party Quote	85.0%
Asset Manager Affiliate	3,470,000	Discounted Cash Flow	Discount Rate	4.0% - 10.0% (7.77%)
Joint Venture	18,390,440	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$ 174,965,131

¹ The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2019 and December 31, 2018, the Asset Manager Affiliates had approximately $300 million and $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $0 and $3.5 million, respectively.

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

No distributions were declared during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Asset Manager Affiliates declared cash distributions of $820,000 to the Company. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $320,000 of Dividends from Asset Manager Affiliates, as reflected in the Company’s statement of operations in the first quarter of 2018, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the quarter ended March 31, 2018 the difference of $500,000, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, were recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

In accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates is required to be included in the Company’s SEC filings. The additional information regarding the Asset Manager Affiliates is set forth below. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet

	As of	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Cash	$861,980	$1,335,004
Other Assets	12,680	129,880
Total Assets	$874,660	$1,464,884

Other Liabilities	$443,536	$995,270
Total Liabilities	443,536	995,270
Total Equity	431,124	469,614
Total Liabilities and Equity	$874,660	$1,464,884

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2019	2018
Fee Revenue	$-	$3,059,660
Interest Income	-	686,586
Total Income	-	3,746,246
Operating Expenses	38,877	2,526,085
Interest Expense	-	1,177,518
Total Expenses	38,877	3,703,603
Income before unrealized gains on investments and income taxes	(38,877)	42,643
Unrealized gains on investments	-	820,270
(Loss) Income before income taxes	(38,877)	862,913
Income Tax (Benefit)	-	(126,954)
Net (Loss) Income	$(38,877)	$989,867

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of the Company’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million, and tax basis intangible assets of $15.7 million, both of which were being amortized for tax purposes on a straight-line basis over 15 years.

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. At March 31, 2019 and December 31, 2018, there were no loans outstanding under the Trimaran Credit Facility. For the three months ended March 31, 2018 the Company recognized interest income of approximately $115,000, related to the Trimaran Credit Facility.

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

Administration Agreement

On April 1, 2019, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator will perform the administrative services necessary for the operation of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Administrator, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under this Administration Agreement. See “Organization - Administration Agreement” in Note 1, above, for additional information about the Administration Agreement.

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company).

The Administration Agreement was not in effect during the quarter ended March 31, 2019.

Investment Advisory Agreement

On April 1, 2019, the Company entered into the Advisory Agreement with the Adviser. Under the terms of the Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and provide managerial assistance to portfolio companies. See “Organization - Advisory Agreement” in Note 1, above, for additional information about the Advisory Agreement.

The Advisory Agreement was not in effect during the quarter ended March 31, 2019.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term.

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisers or its affiliates, including BCP Special Opportunities Fund I LP, BC Partners Lending Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2019 (unaudited)	As of December 31, 2018

6.125% Notes Due 2022 (net of offering costs of: 2019-$2,071,220; 2018 - $2,207,342)	$75,335,980	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019 - $1,327,960; 2018 - $1,555,754)	42,543,122	25,200,331
	$117,879,102	$100,400,189

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2019 were 6.0% and 3.3 years, respectively, and as of December 31, 2018 were 6.0% and 3.6 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% “Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, Due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2019, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2019 and 2018, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.1 million and $2.2 million remains to be amortized as of March 31, 2019 and December 31, 2018, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $2.1 million and $2.2 million at March 31, 2019 and December 31, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $78.6 million and $76.6 million at March 31, 2019 and December 31, 2018. The fair value was determined based on the closing price on March 31, 2019 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

Great Lakes KCAP Funding I, LLC

On March 1, 2018, Great Lakes KCAP Funding I, LLC (“Funding”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer.

On March 31, 2019, the maximum commitment amount of the Revolving Credit Facility was increased to $57.5 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

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

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At March 31, 2019 and December 31, 2018, Funding was in compliance with all of its debt covenants.

As of March 31, 2019 and December 31, 2018, $43.9 million and $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

For the three months ended March 31, 2019 and 2018, interest and fees expense related to the Revolving Credit Facility was approximately $0.4 million and $0.1 million.

The Company incurred approximately $1.7 million of debt offering costs in connection with the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility on an effective yield method, of which approximately $1.3 million remains to be amortized as of March 31, 2019, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.3 million at March 31, 2019. The fair value of the Revolving Credit Facility borrowings was approximately $43.9 million and $26.4 million at March 31, 2019 and December 31, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

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

For the three months ended March 31, 2018, interest expense related to the 7.375% Notes Due 2019 was approximately, $436,000.

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

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board of Directors. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2019). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)

Net (decrease) increase in net assets resulting from operations	$(10,917,572)	$2,609,393
Net change in unrealized appreciation from investments	(4,627,045)	(314,624)
Excess capital losses over capital gains	13,349,430	165,973
Book/tax differences on CLO equity investments	(198,326)	(787,949)
Other book/tax differences	663,298	457,219
Taxable (loss) income before deductions for distributions	$(1,730,215)	$2,130,012
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$(0.05)	$0.06
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$(0.05)	$0.06

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2019 and 2018, the Asset Manager Affiliates declared cash distributions of $0 and $820,000, respectively, to the Company. The Company recognized $0 and $320,000 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations in the first quarter of 2019 and 2018, respectively. For the quarter ended March 31, 2018 the difference of $500,000 between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

At March 31, 2019, the Company had a net capital loss carryforward of $96.6 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

On March 20, 2019 the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of $3.7 million. The record date was April 5, 2019 and the distribution was paid on April 26, 2019.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2019 and December 31, 2018, the Company had $35.9 million and $12.9 million outstanding commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2019 and December 31, 2018, the Company had a $34.8 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $193,000, and $94,000 for the quarter ended March 31, 2019 and 2018, respectively.

The following table summarizes the future minimum lease payments as of March 31, 2019:

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	More than 5 years
Operating lease obligations	$590,065	$800,436	$800,436	$800,436	$800,436	$333,515

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance, March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028

	Three Months Ended March 31, 2018
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2018	$373,392	$329,789,716	$(148,358,532)	$181,804,576
Net investment income (loss)	—	—	2,460,742	2,460,742
Net realized (losses) from investment transactions	—	—	3,101	3,101
Realized loss from extinguishment of debt	—	—	(169,074)	(169,074)
Net change in unrealized (depreciation) on investments	—	—	314,624	314,624
Distributions to Stockholders	—	—	(3,716,297)	(3,716,297)
Reinvested Dividends	153	51,407	—	51,560
Stock-based compensation	—	252,855	—	252,855
Balance, March 31, 2018	$373,545	$330,093,978	$(149,465,436)	$181,002,087

During the three months ended March 31, 2019 and 2018, the Company issued 15,434 and 15,255 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of March 31, 2019 and December 31, 2018 was 37,331,709 and 37,326,846, respectively.

10. EQUITY COMPENSATION PLANS

The Company had an equity incentive plan, established in 2006 and most recently amended, following approval by the Company’s Board of Directors and shareholders, on May 4, 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. In connection with the Closing, the Company terminated the Equity Incentive Plan and will no longer make grants pursuant to the plan. Prior to the Closing, restricted stock granted under the Equity Incentive Plan was granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Options granted under the Equity Incentive Plan were exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted.

Stock Options

The 2008 Non-Employee Director Plan was originally adopted by the Board and was approved by a vote of the Company’s shareholders at the 2008 Annual Shareholder Meeting (the “2008 Plan”). Effective June 10, 2011, the 2008 Plan was amended and restated in accordance with a resolution of the Board and approved by a vote of the Company’s shareholders at the 2011 Annual Shareholder Meeting (the “2011 Plan”). Effective May 4, 2017, the 2011 Plan was amended and restated in accordance with a resolution of the Board and approved by the Company’s shareholders at the 2017 Annual Shareholder Meeting (the “Non-Employee Director Plan”). In connection with the Closing, the Company terminated the 2008 Plan and will no longer make grants pursuant to the plan.

Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of the Company’s common stock granted under the 2008 Plan that was outstanding immediately prior to the Externalization was cancelled in exchange for a payment in cash to the holder thereof.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2018 through March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2018	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited
Expired unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97
Options outstanding at December 31, 2018	30,000	$4.88	0.9	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(30,000)	4.88	0.6

Outstanding at March 31, 2019	—	$—	-	$-

Total vested at March 31, 2019	—	$—	-

[1]	Represents the difference between the market value of shares of the Company on March 31, 2019 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2019 and 2018, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2019, the Company had no remaining compensation costs related to unvested stock based awards.

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

Immediately prior to the Closing, 3,000 shares of restricted stock outstanding and not previously forfeited under the Non-Employee Director Plan, all restrictions with respect to such restricted stock lapsed, and the holders of such restricted stock became entitled to receive a pro rata share of the payment due to stockholders of the Company pursuant to the Externalization Agreement.

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the year ended December 31, 2018, the Company repurchased 26,681 shares, of common stock at an aggregate cost of approximately $86,000, in connection with the vesting of employee’s restricted stock, which is reflected as a reduction in Stockholders’ Equity at cost. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

On June 23, 2015, the Company’s Board of Directors approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

On September 19, 2017, the Company’s Board of Directors approved the grant of 133,620 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards were scheduled to vest on the third anniversary of the grant date and the remaining 50% of the shares were scheduled to vest on the fourth anniversary of the grant date.

Immediately prior to the Closing, 110,382 shares of restricted stock outstanding and not previously forfeited under the Equity Incentive Plan and the 2008 Plan (as defined below) became fully vested, all restrictions with respect to such restricted stock lapsed, and the holders of such restricted stock became entitled to receive a pro rata share of the payment due to stockholders of the Company pursuant to the Externalization Agreement.

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2018 through March 31, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2018	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at March 31, 2019	—

On March 31, 2019, all of the remaining restricted shares vested. For the three months ended March 31, 2019, non-cash compensation expense related to restricted stock was approximately $259,000; all of which was expensed at the Company. For the three months ended March 31, 2018, non-cash compensation expense related to restricted stock was approximately $253,000; of this amount approximately $108,000 was expensed at the Company, and approximately was $145,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock were forfeited upon the recipient’s termination of employment.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000 and $10,000 was expensed during the three months ended March 31, 2019 and 2018, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $25,000 was expensed during the three months ended March 31, 2018, related to the Profit-Sharing Plan. This Plan was terminated effective March 31, 2019, and no expense was recognized during the three months ended March 31, 2019.

12. SUBSEQUENT EVENTS

On April 1, 2019, the maximum commitment amount of the Revolving Credit Facility was increased from $57.5 million to $67.5 million.

On December 14, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners, through which Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”), became the Company’s investment adviser pursuant to an investment advisory Agreement (the “Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. The transactions contemplated by the Externalization Agreement closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser on that date.

The Company has evaluated events and transactions occurring subsequent to March 31, 2019 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Portman Ridge Finance Corporation’s condensed and consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

GENERAL

Effective April 1, 2019, we are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Company originates, structures, and invests in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the “Debt Securities Portfolio”). The Company also invests in joint ventures and debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with its debt investments.

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

As of March 31, 2019, our remaining asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated in the normal course.

On December 14, 2018, we entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP (“BC Partners”), pursuant to which our management function would be externalized (the “Externalization”) and Sierra Crest Investment Management LLC, an affiliate of BC Partners (the “Adviser”) would be appointed as our investment adviser, subject to our stockholders’ approval of the proposed investment advisory agreement between us and the Adviser (the “Advisory Agreement”). At a special meeting of our stockholders (the “Special Meeting”) held on February 19, 2019, our stockholders approved the Advisory Agreement. Upon closing of the Externalization (the “Closing”) on April 1, 2019, the Company commenced operations as an externally managed BDC managed by the Adviser.

Our investment in CLO Fund Securities are primarily managed by its formerly wholly-owned asset management subsidiaries Trimaran Advisors and Trimaran Advisors Management, L.L.C. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments. Our investments in CLO Fund Securities are anticipated to provide us with recurring cash distributions.

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

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) after such borrowing. We will continue to be prohibited by the indentures governing our 6.125% Notes (each, as defined and discussed in Note 6- “Borrowings”) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%.

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

The Externalization Agreement

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of the Company’s common stock, directly to the Company’s stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

On the date of the Closing, we changed our name from KCAP Financial, Inc. to Portman Ridge Finance Corporation and on April 2, 2019, began trading on the NASDAQ Global Select Market under the symbol “PTMN.”

On April 1, 2019, in connection with the Closing, all of our then-current directors resigned from their positions on the Board, with the exceptions of Dean Kehler and Christopher Lacovara. Prior to their resignations, the Board approved an increase in the size of the Board from seven members to eight members and appointed the following new individuals to serve on the Board: Graeme Dell; Alexander Duka; Ted Goldthorpe; George Grunebaum; David Moffitt; and Robert Warshauer. Additionally, in connection with the Closing all of the Company’s then-current officers resigned from their positions with the exceptions of Edward Gilpin and Daniel Gilligan. Effective as of the Closing, Ted Goldthorpe was appointed as President and Chief Executive Officer and Patrick Schafer was appointed as Chief Investment Officer of the Company.

About the Adviser

The Adviser is an affiliate of BC Partners. LibreMax owns a minority stake in the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser seeks to invest on our behalf in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser employs fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and seeks to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.

The Adviser is affiliated with BC Partners, a leading buyout firm with a 30-year history investing across Europe and North America which has more than $24 billion in assets under management in private equity, private credit and real estate strategies as of March 31, 2019. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform (“BCP RE”) as fully integrated businesses. Our investment activity of the Company will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by our Chief Investment Officer, Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. BCP Credit currently manages a private fund in the BCP Credit platform along with several separate managed accounts focused on credit investments and BC Partners Lending Corporation, a private BDC.

Advisory Agreement

The Adviser provides management services to us pursuant to the Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•	managing our assets in accordance with our investment objective, policies and restrictions;

•	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifying, evaluating and negotiating the structure of our investments;

•	monitoring our investments;

•	determining the securities and other assets we will purchase, retain or sell;

•	assisting the Board with its valuation of our assets;

•	directing investment professionals of the Adviser to provide managerial assistance to our portfolio companies;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

On April 1, 2019, the Company entered into the Advisory Agreement with the Adviser. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding shares, and, in each case, a majority of the independent directors.

The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority our Board or the stockholders holding a majority of the outstanding shares of our common stock. See “Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Advisory Agreement upon 120 days’ written notice.

Removal of Adviser

The Adviser may be removed our Board or by the affirmative vote of a Majority of the Outstanding Shares. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of our common stock present at a meeting, if the holders of more than 50% of the outstanding shares of our common stock are present or represented by proxy or (2) a majority of outstanding shares of our common stock.

Compensation of Adviser

Pursuant to the terms of the Advisory Agreement, we pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of our average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of (i) 200% and (ii) the value of our net asset value at the end of the most recently completed calendar quarter. The Incentive Fee consists of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50%.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind(“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to the Adviser and its Affiliates.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine the income incentive fee, pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized capital losses or unrealized capital depreciation in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for the subsequent quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Subordinated Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.75%	2.121%

← 0% →	← 100% →	← 17.5% →

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Limitations of Liability and Indemnification

Under the Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its managing member, will not be liable to us for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner, and the Administrator from and against any damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company, except where attributable to criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters. The Board of Directors was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or continuing to operate as an internally managed BDC.

The Board of Directors, including a majority of independent directors, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the Advisory Agreement, will annually review the compensation we pay to the Adviser.

Administration Agreement

Under the terms of the Administration Agreement between the Company and the Administrator, the Administrator will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including our allocable portion of the compensation paid to our chief compliance officer and chief financial officer and their respective staff who provide services to us. The Board, including the independent directors, will review the general nature of the services provided by the Administrator as well as the related cost to the Company for those services and consider whether the cost is reasonable in light of the services provided.

On April 1, 2019, the Board approved the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect until April 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Payment of Our Expenses under the Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staffs of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses (including rent, office equipment and utilities), of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of our common stock and other securities;

•	fees and expenses payable under any dealer manager or placement agent agreements, if any;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

•	expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;

•	federal, state and local taxes;

•	independent directors’ fees and expenses including certain travel expenses;

•	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;

•	research and market data;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits, outside legal and consulting costs;

•	costs of winding up our affairs;

•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;

•	extraordinary expenses (such as litigation or indemnification); and

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

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

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the three months ended March 31, 2019 (unaudited) and for the year ended December 31, 2018 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2017 2018 Activity:	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$234,655,836
Purchases / originations /draws	92,911,178	12,781,528	12,466,667	—	—	118,159,373
Pay-downs / pay-offs / sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	(112,052,177)
Net accretion of interest	1,289,512	5,878,260	—	—	—	7,167,772
Net realized losses	9,933	(16,484,872)	—	—	—	(16,474,939)
Increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	(2,903,994)

Fair Value at December 31, 2018 2019 Activity:	147,861,744	44,325,000	14,504,687	3,470,000	18,390,440	228,551,871
Purchases / originations /draws	26,242,682	—	8,946,889	—	—	35,189,571
Pay-downs / pay-offs / sales	(16,135,735)	(2,282,948)	—	—	—	(18,418,683)
Net accretion of interest	54,116	1,690,216	—	—	—	1,744,332
Net realized gains (losses)	(7,726,289)	(587,936)	(1,565,205)	(3,470,000)	—	(13,349,430)
Increase (decrease) in fair value	1,899,864	2,460,683	(5,051,031)	—	5,317,529	4,627,045

Fair Value at March 31, 2019	$152,196,382	$45,605,015	$16,835,340	$—	$23,707,969	$238,344,706

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

The following table shows the Company’s portfolio by security type at March 31, 2019 and December 31, 2018:

	March 31, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$44,120,648	$44,120,648	16	$44,756,478	$44,756,478	17
Senior Secured Loan	75,534,527	73,489,758	26	86,040,921	77,616,209	28
Junior Secured Loan	88,707,755	78,249,650	28	76,223,561	70,245,535	26
Senior Unsecured Bond	456,974	456,974	-		—	—
CLO Fund Securities	54,299,958	45,605,015	16	55,480,626	44,325,000	16
Equity Securities	29,326,114	16,835,340	6	21,944,430	14,504,687	5
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Venture	24,914,858	23,707,969	8	24,914,858	18,390,440	7
Total	$335,152,064	$282,465,354	100%	$327,152,104	$273,308,349	100%

¹	Represents percentage of total portfolio at fair value.

²	Includes money market accounts and U.S. treasury bills.

³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$4,237,732	$4,085,483	1%	$5,434,927	$4,049,940	1%
Asset Management Company [2]	17,791,230	—	—	17,791,230	3,470,000	1
Banking, Finance, Insurance & Real Estate	5,878,184	5,795,824	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	5,955,812	5,760,262	2	5,963,334	5,796,506	2
Capital Equipment	10,881,878	9,712,562	3	10,888,431	9,831,391	4
Chemicals, Plastics and Rubber	4,846,678	4,745,681	2	4,862,063	4,801,645	2
CLO Fund Securities	54,299,958	45,605,015	16	55,480,626	44,325,000	16
Construction & Building	1,529,905	1,524,392	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,189,062	4,474	—	1,140,499	364,239	-
Consumer goods: Non-durable	—	—	—	1,434,568	1,440,525	1
Electronics	6,633,298	6,566,000	2	3,007,500	3,007,500	1
Energy: Oil & Gas	9,363,046	2,535,933	1	16,827,204	8,946,568	3
Environmental Industries	8,373,619	5,840,004	2	8,371,180	6,939,794	3
Forest Products & Paper	1,566,064	1,554,077	1	1,564,583	1,553,920	1
Healthcare & Pharmaceuticals	47,334,370	37,115,328	13	38,638,822	32,287,288	12
High Tech Industries	24,470,324	24,193,533	9	23,971,434	23,662,459	9
Hotel, Gaming & Leisure	—	—	—	400,000	1,000	-
Joint Venture	24,914,858	23,707,969	8	24,914,858	18,390,440	7
Limited Partnership	15,185,556	14,966,706	5	12,466,667	12,466,667	5
Media: Advertising, Printing & Publishing	3,152,760	2,647,664	1	6,113,852	5,590,863	2
Services: Business	10,325,983	9,119,357	2	10,398,713	9,213,417	3
Services: Consumer	10,605,382	10,603,568	4	—	—	—
Telecommunications	8,351,914	8,322,151	3	8,351,775	8,343,919	3
Textiles and Leather	10,143,234	9,938,322	4	10,140,662	9,940,294	4
Money Market Accounts	24,121,903	24,121,903	9	34,757,129	34,757,129	13
Transportation: Cargo	4,000,568	4,000,400	1	4,000,634	4,000,400	1
U.S. Government Obligations	19,998,746	19,998,746	7	9,999,349	9,999,349	4

Total	$335,152,064	$282,465,354	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.5% and 10.0%, respectively. At March 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.1% and 9.1%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, and Joint Venture) at March 31, 2019 was spread across 20 different industries and 51 different entities with an average balance per entity of approximately $2.7 million. As of March 31, 2019 six of our investments were on non-accrual status. As of December 31, 2018 five of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At March 31, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 29.7% and 28.0%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16.5% and 16.5%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15.6% and 15.5% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. As of March 31, 2019, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, and which management fees were waived and thus were deemed to have no value. As of December 31, 2018, our Asset Manager Affiliates had approximately $300 million of par value of assets under management on which they earned management fees, and were valued at approximately $3.5 million.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2019 and December 31, 2018, we had approximately $46 million and $44 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of March 31, 2019 and December 31, 2018 are as follows:

			March 31, 2019		December 31, 2018
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Katonah III, Ltd.	Income Notes	23.1	$1,287,155	$369,280	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,371,659	7,506,434	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	10,316,641	9,112,278	11,740,622	9,777,251
Great Lakes KCAP F3C Senior LLC[2]	Class E Notes	27.4	4,416,048	4,400,213	4,407,106	4,473,840
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,468,739	2,014,262	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,316,361	2,591,820	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,303,600	3,157,769	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,620,439	7,502,959	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	10,199,316	8,950,000	9,843,450	8,500,000
Total			$54,299,958	$45,605,015	$55,480,626	$44,325,000

1	Represents percentage of class held at March 31, 2019.
2	Other than KCAP F3C Senior Funding LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding, L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

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

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions is a reduction in the fair value of the Asset Manager Affiliates and increase the fair value of the Company’s investment in the Joint Venture. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the Statement of Operations. The increase in the fair value of the Company’s investment in the Joint Venture was recognized as an unrealized gain in the Statement of Operations.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of	As of
	March 31, 2019	December 31, 2018
Investment at fair value	$37,519,094	$32,621,188
Total Assets	$37,519,094	$32,621,188

Total Liabilities	$1,541,539	$1,970,455
Total Equity	35,977,555	30,650,733
Total Liabilities and Equity	$37,519,094	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment income	$1,151,386	$1,195,818
Operating expenses	17,512	21,763
Net investment income	1,133,874	1,174,055
Unrealized appreciation on investments	5,326,822	503,920
Net income	$6,460,696	$1,677,975

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 11.4%, 12/29 maturity	100.0%	$42,207,464	$37,519,094

Total Investments			$42,207,464	$37,519,094

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

(3) Formerly known as KCAP F3C Senior Funding, LLC

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2018

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC (1)(2)	Subordinated Securities, effective interest 11.5%, 12/29 maturity	100.0%	$42,636,380	$32,621,188

Total Investments			$42,636,380	$32,621,188

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2019 and 2018.

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments are reflected as “managed by non-affiliates”. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

For non-junior class CLO Fund securities, such as our investment in the Class E notes of Great Lakes KCAP F3C Senior Funding, LLC, interest is earned at a fixed spread relative to the LIBOR index.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. The fair value of our investment in our Asset Manager Affiliates was de minims at March 31, 2019. There were no distributions from the Asset Manager Affiliates during the first quarter of 2019.For the three months ended March 31, 2018, we recognized dividend income of $320,000 from the Asset Manager Affiliates, while cash distributions received were approximately $820,000. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate of par value of assets under management by our Asset Manager Affiliates was $300 million as of March 31, 2019 and December 31, 2018.

Investment in Joint Venture. For the three months ended March 31, 2019 and 2018, the Company recognized $950,000 and $700,000, respectively, in investment income from its investment in the Joint Venture. As of March 31, 2019 and December 31, 2018, the fair value of the Company’s investment in the Joint Venture was approximately $23.7 million and $18.4 million, respectively. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2019 and 2018 was approximately $5.8 million and $6.8 million, respectively. Of these amounts, approximately $2.9 million and $3.8 million, respectively was attributable to interest income on our Debt Securities Portfolio. The decrease in interest income on our Debt Securities Portfolio was primarily the result of additional investments placed on non-accrual status since the prior period.

At March 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.5% and 10.0%, respectively. At March 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.1% and 9.1%, respectively.

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

For the three months ended March 31, 2019 and 2018, approximately $1.8 million and $1.9 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $1.6 million and $1.1 million of taxable distributable income on distributions from our CLO Fund Securities during the three month periods ended March 31, 2019 and 2018, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

Through March 31, 2019 we were internally managed, and directly incurred the cost of management and operations. As a result, we paid no investment management fees or other fees to an external advisor. Our expenses consisted primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees. Interest and compensation expense are typically our largest expenses each period. Subsequent to the Closing, we will be externally managed and will no longer have any employees. However, in connection with the Advisory Agreement, we will pay the Adviser certain investment advisory fees and will reimburse the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See “Payment of Our Expenses under the Advisory and Administration Agreements” for further information.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the expected term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer-related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a profit sharing and/or performance based bonus component. Following the Closing, we will no longer have any employees and therefore will not have any related expenses.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Total expenses for the three months ended March 31, 2019 and 2018 were approximately $8.0 million and $4.4 million, respectively. For the three months ended March 31, 2019, the Company incurred approximately $3.4 million in total expenses in connection with the Externalization. For the three months ended March 31, 2019 and 2018, interest expense and amortization on debt issuance costs for the period was approximately $1.8 million and $1.9 million, respectively, on average debt outstanding of $101 million and $107 million, respectively.

For the three months ended March 31, 2019 and 2018, approximately $3.7 million and $1.2 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended March 31, 2019, the Company incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization. For the three months ended March 31, 2019 and 2018, respectively, professional fees and insurance expenses totaled approximately $1.8 million and $792,000. For the three months ended March 31, 2019, the Company incurred approximately $1.0 million in professional fees in connection with the Externalization. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $748,000 and $502,000 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the Company incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net (loss) investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2019, net investment loss and net realized losses were approximately $(15.5) million, or $(0.42) per share. For the three months ended March 31, 2018, net investment income and net realized gains were approximately $2.5 million, or $0.07 per share. Net investment (loss) income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2019, U.S. GAAP-basis net investment loss was approximately $(2.2) million or $(0.06) per share, while tax-basis distributable income was approximately $(1.7 million) or $(0.05) per share. For the three months ended March 31, 2018, U.S. GAAP-basis net investment income was approximately $2.5 million or $0.07 per basic share, while tax-basis distributable income was approximately $2.1 million or $0.06 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2019, our total investments had net unrealized appreciation of approximately $4.6 million. Included in the net unrealized gain for the three months ended March 31, 2019, are unrealized appreciation on CLO Fund Securities of approximately $2.5 million, net unrealized depreciation on equity securities of approximately $5.1 million, no unrealized on the Asset Manager Affiliates, as well as an unrealized gain of $5.3 million on our Joint Venture investment and unrealized appreciation on our debt securities of approximately $1.9 million. During the three months ended March 31, 2018, our total investments had net unrealized appreciation of approximately $315,000. Included in the net unrealized gain in 2018 are unrealized appreciation on CLO Fund Securities of approximately $129,000 unrealized appreciation and on equity securities of approximately $64,000, as well as unrealized appreciation of the Asset Manager Affiliates of $314,000, an unrealized gain of $251,000 on our Joint Venture investment and unrealized depreciation on our debt securities of $443,000.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2019 was $10.9 million, or $(0.29) per basic share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2018 was $2.6 million, or $0.07 per share.

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

As of March 31, 2019 and December 31, 2018 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2019	December 31, 2018
Cash	$3,288,010	$5,417,125
Restricted Cash	1,466,002	3,907,341
Short-term investments	44,120,648	44,756,478
Senior Secured Loan	73,489,758	77,616,209
Junior Secured Loan	78,249,650	70,245,535
Senior Unsecured Bond	456,974	—
CLO Fund Securities	45,605,015	44,325,000
Equity Securities	16,835,340	14,504,687
Joint Venture	23,707,969	18,390,440
Asset Manager Affiliates	—	3,470,000

Total	$287,219,366	$282,632,815

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2019, we had approximately $121 of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 216%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

The recently enacted Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of its Board of Directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective as of March 29, 2019. We will continue to be prohibited by the indentures governing our 6.125% Notes (each, as defined and discussed in Note 6- “Borrowings”) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%.

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement currently applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, the Company will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At March 31, 2019, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

On March 1, 2018, Great Lakes KCAP Funding I, LLC (“Funding”), our wholly owned subsidiary, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and us, as the servicer. The maximum commitment amount of the Revolving Credit Facility was increased on March 27, 2019 to $57.5 million, and on April 1, 2019 to $67.5 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum. We intend to use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including to acquire certain qualifying loans, and such other uses as permitted under the Loan and Security Agreement.

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise. The Revolving Credit Facility is secured by all of the assets held by Funding, and we have pledged our interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At March 31, 2019, Funding was in compliance with all of its debt covenants. As of March 31, 2019, $43.9 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

Investment in Joint Venture

During the third quarter of 2017, we entered into an agreement with Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture See “Investment in Joint Venture,” above for further information.

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing Great Lakes KCAP FC3 Senior, LLC (formerly known as KCAP F3C Senior Funding, LLC). In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions is a reduction in the fair value of the Asset Manager Affiliates and increase the fair value of the Company’s investment in the Joint Venture. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the Statement of Operations. The increase in the fair value of the Company’s investment in the Joint Venture was recognized as an unrealized gain in the Statement of Operations.

Investment in Great Lakes and Asset Purchase Letter Agreement

Company has invested in BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”), which in turn has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in Great Lakes Funding LLC. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2019 was $15.2 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BGP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the Partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2019, the Company had a $34.8 million unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

On December 12, 2018, we and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which we and BCP each agreed to use commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less $25 million of aggregate amount of capital contributions made by us to The BCP Great Lakes Partnership. As of March 31, 2019, we had purchased or entered into agreements to purchase loans for an aggregate purchase price of approximately $51.5 million.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Part I. Item 1. Business — Regulation — Common Stock”.” of our Annual Report on Form 10-K for the year ended December 31, 2018. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

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

On March 29, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes Due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2017.

	Distribution	Declaration Date	Record Date	Pay Date
2019:
First quarter	$0.10	3/20/2019	4/5/2019	4/26/2019
Total declared in 2019	$0.10

2018:
Fourth quarter	$0.10	12/12/2018	1/7/2019[1]	1/31/2019
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/27/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.40

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

¹	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2019 and December 31, 2018, the Company had approximately $35.9 million and $12.9 million commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$121,278,283	$—	$—	$121,278,283	$—
Obligations under long-term lease	$4,192,027	$590,065	$1,600,872	1,600,872	400,218

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

We follow the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies — Investments”).

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. We assess of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. The majority of our investments are classified as Level III. We evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Our fair value determinations may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

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

Our investments in its wholly-owned Asset Manager Affiliates are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described above). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

We carry investments in joint ventures at fair value based upon the fair value of the investments held by the joint venture.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2019, six of our investments were on non-accrual status.

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

For non-junior class CLO Fund Securities, such as our investment in the class E notes of Great Lakes KCAP F3C Senior, L.L.C., interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates

We record distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits are recorded as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

Management Compensation

As a result of the Closing we will no longer issue stock options or restricted stock under the Equity Incentive Plan or the 2008 Non-Employee Director Plan. The 1940 Act does not permit externally managed investment companies and BDCs to issue or have outstanding options or restricted stock granted to directors and employees. Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of the Company’s common stock granted under the Company’s 2008 Non-Employee Director Plan that was outstanding immediately prior to the Externalization (each, a “Company Stock Option”) was cancelled in exchange for the payment in cash to the holder thereof.

Immediately prior to the Closing, each restricted share of the Company (the “Company Restricted Share”) outstanding and not previously forfeited under the Company’s Equity Incentive Plan and the Company’s Non-Employee Director Plan became fully vested, all restrictions with respect to such Company Restricted Shares lapsed, and the holders of such Company Restricted Shares became entitled to receive a pro rata share of the Stockholder Payment.

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

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of net investment income, distributable taxable income and the after-tax free cash flow from our Asset Manager Affiliates. The following table sets forth the quarterly distributions declared by us for the 2019, 2018 and 2017 calendar years.

	Distribution	Declaration Date	Record Date	Pay Date
2019:
First quarter	$0.10	3/20/2019	4/5/2019	4/26/2019
Total declared in 2019	$0.10

2018:
Fourth quarter	$0.10	12/12/2018	1/7/2019[1]	1/31/2019
Third quarter	0.10	9/18/2018	10/9/2018	10/29/2018
Second quarter	0.10	6/19/2018	7/6/2018	7/27/2018
First quarter	$0.10	3/20/2018	4/6/2018	4/27/2018
Total declared in 2018	$0.40

2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018[1]	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017	10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017
Total declared in 2017	$0.46

¹	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2019, approximately 78% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2019, we had $121.3 million (par value) of borrowings outstanding at a current weighted average rate of 6.0%, of which $77.4 million par value had a fixed rate and $43.9 million par value has a floating rate.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 6.125% Notes Due 2022 would remain the same, given that this debt is at a fixed rate, while the interest rate on borrowings under the Great Lakes KCAP Funding I, LLC Revolving Credit Facility would fluctuate with changes in interest rates.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2019 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,148,691	$2,226,337	$3,303,983
Decrease in interest rate	$(1,074,575)	$(1,595,136)	$(1,542,088)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.2 million and $3.3 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $1.1 million, $1.6 million and $1.5 million, respectively. The negative impact of a 3% decline in interest rates is less severe than the impact of a 2% decline in interest rates due to the impact of interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of the end of the period covered by this report..

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described below,

Recent legislation may allow us to incur additional leverage.

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

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. In accordance with the legislation, on March 29, 2018, our Board of Directors, including a “required majority,” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of March 29, 2019. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

The Adviser has limited prior experience managing a BDC or a RIC.

The Adviser has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, asset diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

The Adviser and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in private offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to private offerings of equity and investments made by us, which allow our Adviser to earn increased asset management fees.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive fees in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.

For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team has to other clients.

The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying and executing upon investment opportunities and on the Board of Directors to review and approve the terms of our participation in co-investment transactions with the Adviser and its affiliates. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

An affiliate of the Adviser manages BC Partners Lending Corporation (“BCPL”), which is a BDC that will invest primarily in debt and equity of privately-held middle market companies, similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for BCPL and us. BCPL operates as a distinct and separate company and any investment in our common stock will not be an investment in BCPL. In addition, certain of our executive officers serve in substantially similar capacities for BCPL and three of our independent directors serve as independent directors of BCPL.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCPL and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

Our base management and incentive fees may induce the Adviser to make speculative investments or to incur leverage.

The incentive fee payable by us to the Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Adviser is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio. The part of the management and incentive fees payable to the Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of defaulting on our borrowings, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Shares of our common stock may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that neither the Adviser nor its respective affiliates will hold 5% or more of our outstanding shares of common stock. The Adviser and its affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•	the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and

•	substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of our investment team, could adversely affect our financial condition, business and results of operations.

The Adviser may retain additional consultants, advisors and/or operating partners to provide services to the Company, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

BC Partners LLP may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by BC Partners LLP on a consultancy or retainer or other basis, to provide services to the Company and other entities sponsored by BC Partners LLP including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to the Company and any of its investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio entity of the Company. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio entity.

The compensation we pay to the Adviser was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we pay to the Adviser was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had these been entered into through arm’s-length transactions with an unaffiliated third party.

The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.

The Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Adviser may advise us to consummate transactions or conduct our operations in a manner that, in the Adviser’s reasonable discretion, is in the best interests of our stockholders. These transactions, however, may increase the amount of fees paid to the Adviser. The Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2019, we issued a total of 15,434 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2019, the aggregate value of the shares of our common stock issued under our DRIP was approximately $56,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On May 9, 2019 our Board of Directors set the date of our annual meeting of July 10, 2019. This date is more than 30 days after the anniversary of our 2018 annual meeting and so we have reopened the period for the furnishing of shareholder proposals to be included in the proxy statement under applicable SEC rules, and such period will now expire on May 20, 2019. The deadline for nominations or other proposals under the Company’s bylaws is now also May 20, 2019.

Effective May 9, 2019 (the “Effective Date”), Daniel P. Gilligan resigned from his position as Chief Compliance Officer of the Company.

As of the Effective Date, Andrew Devine was appointed Chief Compliance Officer of the Company upon Mr. Gilligan’s resignation. Mr. Devine, 41, joined BC Partners LLP in 2015 as the Head of Compliance for BC Partners LLP in London and has served as Chief Compliance Officer of BC Partners Lending Corp., a business development company that is advised by an affiliate of BC Partners LLP, since April 2018. Mr. Devine started his career at the UK Financial Conduct Authority in their Enforcement Division, where he spent five years from 2001 to 2007. Mr. Devine then worked at Standard and Poor’s from 2007 to 2008, PwC Legal from 2008 to 2009, Apax Partners from 2010 to 2013 and Partners Capital from 2014 to 2015, before joining BC Partners. Mr. Devine holds a degree in law from Lancaster University and is a qualified UK regulatory lawyer.

There is no arrangement or understanding between Mr. Devine and any other person pursuant to which he was appointed Chief Compliance Officer, nor is there any family relationship between Mr. Devine and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Mr. Devine had, or will have, a direct or indirect material interest.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION

Date: May 10, 2019	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714)).

3.1.1	Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018 (File No. 814-0735)).

3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

10.1	Investment Advisory Agreement, dated April 1, 2019, by and between the Company and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

10.2	Incentive Fee Letter Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

10.3	Administration Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

10.4	Second Amendment to Loan and Security Agreement, dated as of March 27, 2019, by and among Great Lakes KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, Cadence Bank, N.A., CIBC Bank USA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735)).

10.5	Third Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Great Lakes KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, Cadence Bank, N.A., CIBC Bank USA (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on April 2, 2019 (File No. 814-00735))

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Submitted herewith.

