Form 10-Q/A
period 2019-03-31
Portman Ridge Finance Corp
filed 2019-05-10
CIK 1372807

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Portman Ridge Finance Corporation for the period ended March 31, 2019 (the “Form 10-Q”) filed earlier today on May 10, 2019. The Amendment is being filed to include the names of two portfolio companies omitted from the Consolidated Schedule of Investments as of March 31, 2019 (the “Consolidated Schedule of Investments”) due to a clerical error. No other changes have been made to the Consolidated Schedule of Investments.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 1. “Consolidated Financial Statements,” of Part I. “Financial Information,” of the Form 10-Q is hereby amended and restated in its entirety. This Amendment does not amend or otherwise update any other information in the Form 10-Q. This Amendment should be read in conjunction with the Form 10-Q. This Amendment does not modify or update the Form 10-Q and the disclosure made therein in any way other than as described above

In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

2

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2019

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.6% Cash, 10.0% PIK, 3 month LIBOR(2.60%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,007,062	$1,007,062	$2,474

AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan 5.2% Cash, 1 month LIBOR(2.50%) + 2.75%; LIBOR Floor 1.00% , Due 4/24	12/28/2018	994,924	956,531	989,699

Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR(2.50%) + 3.00% , Due 8/22	12/28/2018	1,503,083	1,448,764	1,497,987

BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 8.1% Cash, 6 month LIBOR(2.88%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,962,500	2,961,067	2,888,437

Bristol Hospice, L.L.C.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.50%) + 7.25%; LIBOR Floor 1.00% , Due 1/24	3/29/2019	8,800,000	8,743,583	8,756,000

BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR(2.49%) + 5.00% , Due 5/25	5/16/2018	1,985,000	1,958,871	1,937,023

Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.50%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,497,587	1,488,291

Child Development Schools, Inc.(8)(14) Services: Business	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR(2.52%) + 4.25% , Due 5/23	6/6/2018	4,726,027	4,716,164	4,714,212

Community Care Health Network, Inc. (aka Matrix Medical Network)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.2% Cash, 1 month LIBOR(2.50%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,985,000	1,980,821	1,871,458

Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.1% Cash, 3 month LIBOR(2.60%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,938,888	4,929,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 6.9% Cash, 3 month LIBOR(2.60%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,984,926	1,980,728	1,965,077

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.80%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,005,685	2,812,500

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.7% Cash, 1 month LIBOR(2.50%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,953,793	3,948,258	3,432,387

Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR(2.50%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,181,554	2,090,482

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.1% Cash, 3 month LIBOR(2.61%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,974,937	4,927,919	4,912,751

Drew Marine Group Inc.(8)(13)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.50%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,568	4,000,400

Drilling Info Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 1 month LIBOR(2.50%) + 4.25% , Due 7/25	2/12/2019	2,485,239	2,479,579	2,479,026

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.6% Cash, 3 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,087,683	1,091,368	1,087,683

First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.64%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,468,354	1,409,400

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(2.50%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,099,654	1,111,069	1,092,781

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 12.9% Cash, 3 month LIBOR(2.60%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,487,894	1,344,450

Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.50%) + 8.2%, Due 11/26	5/21/2013	5,000,000	4,918,578	4,906,500

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.50%) + 8.2%, Due 11/26	5/21/2013	2,000,000	1,966,427	1,962,600

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 6.7% Cash, 1 month LIBOR(2.50%), Due 11/25	5/21/2013	1,470,104	1,466,908	1,453,051

Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.8% Cash, 3 month LIBOR(2.75%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,776,116	2,776,116	2,685,892

Grupo HIMA San Pablo, Inc.(5)(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,536,036

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(2.60%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,774,851	2,792,996	2,538,989

Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.50%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,566,065	1,554,080

Infobase Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 7.2% Cash, 3 month LIBOR(2.68%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,991,640	3,958,355	3,951,724

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,102,057

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.4% Cash, 3 month LIBOR(2.63%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,088,206	2,085,776	2,068,994

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.50%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,234,375	1,229,225	1,206,602

Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.50%) + 7.00% , Due 9/26	12/4/2018	6,700,000	6,633,298	6,566,000

Pinstripe Holdings, LLC (Aka Cielo)(8)(13)(14) Services: Consumer	Senior Secured Loan — Initial Term Loan 8.5% Cash, 1 month LIBOR(2.50%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	5,000,000	4,902,799	4,900,000

Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.4% Cash, 3 month LIBOR(2.60%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,524,087	1,529,905	1,524,392

PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.98% Cash, 1 month LIBOR(2.48%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,950,892	2,865,000

PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.36% Cash, 3 month LIBOR(2.61%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,865,600	2,851,108	2,793,960

Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.50% Cash, 1 month LIBOR(2.50%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,974,227	1,995,570	1,951,721

Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.61%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,867,866	1,867,866	1,867,866

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(2.50%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,974,023	2,777,100

Roscoe Medical, Inc.(5)(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	1,700,000	1,698,495	816,000

Roscoe Medical, Inc.(5)(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	5,000,000	4,995,580	2,400,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Salient CRGT Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 1 month LIBOR(2.50%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,828,971	1,845,166	1,761,117

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.80%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,578	985,000

SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.80%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,961,208	4,925,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.50%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,962,575	2,950,127	2,947,762

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, Due 10/22	6/25/2013	2,035,770	1,984,160	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Senior Secured Loan — Term Loan 1.0% Cash, 3 month LIBOR(2.82%) + 12.00% , Due 10/22	6/25/2013	339,788	339,788	47,634

Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Unsecured Bond — TankConvert, 10.0% PIK, Due 2/22	2/15/2019	456,974	456,974	456,974

Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,961,681	7,847,840

Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.7% Cash, 6 month LIBOR(2.69%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,437,374	3,438,848	3,421,562

TLE Holdings, LLC(8)(13)(14) Services: Consumer	Senior Secured Loan — Term Loan 8.0% Cash, 1 month LIBOR(2.50%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	3/29/2019	5,732,229	5,702,583	5,703,568

TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 12 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	984,848	982,924	961,015

TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,911	1,000,000

Portfolio Company/ Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.7% Cash, 3 month LIBOR(2.74%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,041,874	2,007,410	1,837,687

WireCo WorldGroup Inc. (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.50%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,969,008	2,889,900

Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.49%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,480,435	3,281,241

Total Investment in Debt Securities (106% of net asset value at fair value)			$165,747,211	$164,699,256	$152,196,382

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$-	$1,000

Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000

BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Partnership Interests	12/11/2018	55.6%	15,185,556	14,966,706

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675

eInstruction Acquisition, LLC(3)(8)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	624,000

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	-

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	-	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	-	1,000

Tank Partners Holdings, LLC(8)(10)(13) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	568,905

Ohene Holdings B.V.- Digitran Pomeroy(13) Services: Business	Warrants	8/28/2014	0.2%	-	1,000

TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	510,054

Total Investment in Equity Securities (12% of net asset value at fair value)				$29,326,114	$16,835,340

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity (16)	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.1%, 1/28 maturity	6/4/2013	23.3%	6,371,659	7,506,434
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.5%, 4/30 maturity	5/6/2014	22.2%	10,316,641	9,112,278
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.2%, 12/29 maturity	10/10/2013	6.8%	1,468,739	2,014,262
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.1%, 11/25 maturity	8/15/2014	24.9%	6,316,361	2,591,820
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.3%, 10/26 maturity	5/5/2015	9.9%	4,303,600	3,157,769
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,620,439	7,502,959
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	10,199,316	8,950,000

Total Investment in CLO Subordinated Securities				$49,883,910	$41,204,802

CLO Rated-Note Investment

Portfolio Company	Investment[15]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC (fka KCAP F3C Senior Funding, LLC)(6)(13)	Class E Notes, 10.13% Cash, 3 month LIBOR (2.63%) + 7.50%, Due 12/29	10/24/2017	27.4%	4,416,048	4,400,213

Total Investment in CLO Rated-Note				$4,416,048	$4,400,213

Total Investment in CLO Fund Securities (32% of net asset value at fair value)				$54,299,958	$45,605,015

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (% of net asset value at fair value)				$17,791,230	$-

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$23,707,969

Total Investment in Joint Ventures (16% of net asset value at fair value)				$24,914,858	$23,707,969

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$24,121,902	$24,121,902

US Treasury Bill (Cusip:912796UV9)(8)	U.S. Government Obligation		2.29%	19,998,746	19,998,746
Total Short-term Investments (31% of net asset value at fair value)				$44,120,648	$44,120,648

Total Investments[4]				$335,152,064	$282,465,354

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2019. As noted in the table above, 78% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of March 31, 2019 as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $335 million. The aggregate gross unrealized appreciation is approximately $0.1 million, the aggregate gross unrealized depreciation is approximately $52.8 million, and the net unrealized depreciation is approximately $52.7 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 70.3% of the total assets at March 31, 2019.

[9]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

[10]	Non-voting.

[11]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

[12]	Notice of redemption has been received for this security.

[13]	Fair value of this investment was determined using significant unobservable inputs.

[14]	As of March 31, 2019, this investment is owned by Great Lakes KCAP Funding I, LLC and was pledged to secure Great Lakes KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

[15]	The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

[16]	The remaining collateral in this CLO Fund portfolio is illiquid and not producing meaningful cash flows, and thus, the Company’s investment in the CLO Subordinated securities are not currently receiving periodic cash distributions. Accordingly, the Company is no longer recording any investment income from these investments, and has thus noted the effective interest as not meaningful, or N/M. The fair value of the investment reflects the Company’s estimated share of the fair value of the underlying collateral.

[17]	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

[18]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, LP.

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

PART II. Other Information

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

E-1