Form 10-Q
period 2019-06-30
Portman Ridge Finance Corp
filed 2019-08-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of common stock of the registrant as of August 2, 2019 was 37,356,061.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2019 - $27,443,091; 2018 - $44,756,478)	$27,443,091	$44,756,478
Debt securities (amortized cost: 2019 - $185,518,733; 2018 - $162,264,482)	175,321,765	147,861,744
CLO Fund Securities managed by affiliates (amortized cost: 2019 - $46,522,911; 2018 - $4,407,106)	37,667,754	4,473,840
CLO Fund Securities managed by non-affiliates (amortized cost: 2019 - $2,777,759; 2018 - $51,073,520)	2,338,727	39,851,160
Equity securities (cost: 2019 - $16,482,841; 2018 - $9,477,763)	4,143,686	2,038,020
Asset Manager Affiliates (cost: 2019 - $17,791,230; 2018 - $17,791,230)	—	3,470,000
Joint Ventures (cost: 2019 - $42,611,525; 2018 - $37,381,525)	40,089,257	30,857,107
Total Investments at Fair Value (cost: 2019 - $339,148,090; 2018 - $327,152,104)	287,004,280	273,308,349
Cash	236,828	5,417,125
Restricted cash	3,467,338	3,907,341
Interest receivable	875,396	1,342,970
Receivable for Open Trades	10,457,443	—
Due from affiliates	695,768	1,007,631
Operating lease right-of-use asset	1,687,901	—
Other assets	1,068,576	481,265
Total Assets	$305,493,530	$285,464,681
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2019-$1,933,295; 2018 - $2,207,341)	$75,473,905	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019-$1,326,443; 2018 - $1,155,754)	44,032,368	25,200,331
Operating lease liability	3,415,460	—
Payable for open trades	38,030,859	23,204,564
Accounts payable and accrued expenses	2,162,223	3,591,910
Accrued interest payable	1,386,248	131,182
Due to affiliates	788,776	115,825
Management and incentive fees payable	1,026,100	—
Total Liabilities	166,315,939	127,443,670
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,550,920 issued, and 37,356,061 outstanding at June 30, 2019, and 37,521,705 issued, and 37,326,846 outstanding at December 31, 2018	373,561	373,268
Capital in excess of par value	307,172,819	306,784,387
Total distributable (loss) earnings	(168,368,789)	(149,136,644)
Total Stockholders' Equity	139,177,591	158,021,011
Total Liabilities and Stockholders' Equity	$305,493,530	$285,464,681
NET ASSET VALUE PER COMMON SHARE	$3.73	$4.23

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest from investments in debt securities	$3,831,861	$3,910,473	$6,768,657	$7,308,670
Payment-in-kind investment income	11,520	369,116	13,542	732,053
Interest from cash and time deposits	16,444	12,211	52,113	61,416
Investment income on CLO Fund Securities managed by affiliates	1,607,308	1,414,903	1,739,754	3,248,569
Investment income on CLO Fund Securities managed by non-affiliates	105,574	98,341	1,786,848	197,702
Dividends from Asset Manager Affiliates	—	300,000	—	620,000
Investment income - Joint Ventures	1,291,667	700,000	2,241,667	1,400,000
Capital structuring service fees	49,795	43,399	110,998	106,509
Total investment income	6,914,169	6,848,443	12,713,579	13,674,919
Expenses:
Management fees	1,026,100	—	1,026,100	—
Performance-based incentive fees	—	—	—	—
Interest and amortization of debt issuance costs	1,982,431	1,847,432	3,783,357	3,711,280
Compensation	—	1,005,050	3,688,578	2,212,387
Professional fees	514,523	906,965	2,182,645	1,621,375
Insurance	359,449	79,726	448,099	157,748
Administrative services expense	409,600	—	409,600	—
Other general and administrative expenses	311,296	480,351	1,059,615	982,466
Impairment of operating lease right-of-use asset	1,431,030	—	1,431,030	—
Total expenses	6,034,429	4,319,524	14,029,024	8,685,256
Management and performance-based incentive fees waived	—	—	—	—
Net Expenses	6,034,429	4,319,524	14,029,024	8,685,256
Net Investment (Loss) Income	879,740	2,528,919	(1,315,445)	4,989,663
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(2,270,962)	(3,671)	(15,620,391)	(571)
Net change in unrealized (depreciation) appreciation on:
Debt securities	2,305,906	(682,477)	4,205,770	(1,125,361)
Equity securities	151,619	(227,169)	(4,899,412)	(163,573)
CLO Fund Securities managed by affiliates	(532,566)	(787,433)	(615,135)	(1,008,252)
CLO Fund Securities managed by non-affiliates	(66,680)	(154,059)	2,476,572	195,296
Asset Manager Affiliates investments	—	(1,310,000)	—	(996,000)
Joint Venture Investments	(1,315,379)	(675,882)	4,002,150	(424,506)
Total net change in unrealized appreciation (depreciation)	542,900	(3,837,020)	5,169,945	(3,522,396)
Net realized and unrealized (depreciation) appreciation on investments	(1,728,062)	(3,840,691)	(10,450,446)	(3,522,967)
Realized losses on extinguishments of Debt	—	—	—	(169,074)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(848,322)	$(1,311,772)	$(11,765,891)	$1,297,622
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.02)	$(0.04)	$(0.32)	$0.03
Diluted:	$(0.02)	$(0.03)	$(0.32)	$0.03
Net Investment (Loss) Income Per Common Share:
Basic:	$0.02	$0.07	$(0.04)	$0.13
Diluted:	$0.02	$0.07	$(0.04)	$0.13
Weighted Average Shares of Common Stock Outstanding—Basic	37,349,371	37,363,038	37,342,272	37,356,759
Weighted Average Shares of Common Stock Outstanding—Diluted	37,349,371	37,363,038	37,342,272	37,356,759

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operations:
Net investment (loss) income	$(1,315,445)	$4,989,663
Net realized (losses) gains from investment transactions	(15,620,391)	(571)
Realized losses from extinguishments of debt	—	(169,074)
Net change in unrealized appreciation on investments	5,169,945	(3,522,396)
Net (decrease) increase in stockholders’ equity resulting from operations	(11,765,891)	1,297,622
Stockholder distributions:	(7,466,254)	(7,434,120)
Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	129,789	102,099
Common stock withheld for payroll taxes upon vesting of restricted stock	-	(85,807)
Stock based compensation	258,936	460,893
Net increase in net assets resulting from capital share transactions	388,725	477,185
Net assets at beginning of period	158,021,011	181,804,576
Net assets at end of period	$139,177,591	$176,145,264
Net asset value per common share	$3.73	$4.72
Common shares outstanding at end of period	37,356,061	37,341,924

(1)	Refer to note 10 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(11,765,891)	$1,297,622
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses (gains) on investment transactions	15,620,391	571
Net change in unrealized appreciation from investments	(5,169,945)	3,522,396
Purchases of investments	(59,016,697)	(61,534,043)
Proceeds from sales and redemptions of investments	35,658,265	100,935,386
Net accretion of investments	(3,392,422)	(3,998,143)
Amortization of debt issuance costs	475,507	424,938
Realized losses on extinguishments of debt	—	169,074
Operating lease impairment	1,431,030	—
Net amortization of operating lease	55,174	—
Payment-in-kind interest income	(13,542)	(732,053)
Stock-based compensation	258,936	460,893
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	14,826,295	(33,439,015)
(Increase) Decrease in receivable for open trades	(10,457,443)	2,993,750
Decrease (increase) in interest and dividends receivable	467,574	(469,587)
Increase in accrued interest payable	1,255,066	90,664
(Increase) decrease in other assets	(587,311)	52,185
Decrease (increase) in due from affiliates	311,863	87,858
Increase in management and incentive fees payable	672,951	(16,393)
(Decrease) increase in due to affiliates	1,026,100	-
Decrease (increase) in accounts payable and accrued expenses	1,429,687	(768,275)
Net cash (used in) provided by operating activities	(16,914,412)	9,077,828
FINANCING ACTIVITIES:
Debt issuance costs	(372,150)	(1,379,899)
Issuance (forfeitures) of restricted shares	—	(20)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(85,807)
Distributions to stockholders	(7,336,465)	(7,332,021)
Repayment 7.375 Notes Due 2019	—	(20,000,000)
Borrowings under Great Lakes KCAP Funding LLC, Revolving Credit Facility	45,000,000	27,000,000
Repayment of Great Lakes KCAP Funding LLC, Revolving Credit Facility	(25,997,274)	(5,839,813)
Net cash provided by (used in) financing activities	11,294,111	(7,637,560)
CHANGE IN CASH AND RESTRICTED CASH	(5,620,300)	1,440,268
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,324,466	2,034,095
CASH AND RESTRICTED CASH, END OF PERIOD	$3,704,166	$3,474,363
Supplemental Information:
Interest paid during the period	$1,570,418	$3,195,678
Dividends paid during the period under the dividend reinvestment plan	$129,789	$102,099
Supplemental non-cash information:
Realized loss on Asset Manager Affiliates	$3,470,000	$—
Amounts per balance sheet
Cash	$236,828	$2,451,249
Restricted cash	3,467,338	1,023,114
Total Cash and Restricted cash	$3,704,166	$3,474,363

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2019

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 9.3% Cash, 10.0% PIK, 3 month LIBOR(2.29%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,108,051	$1,078,343	$2,474

Akumin Corp. Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Term B Loan 8.4% Cash, 1 month LIBOR(2.44%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,250,000	2,205,764	2,205,000

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.9% Cash, 6 month LIBOR(2.65%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,955,000	2,953,632	2,913,031

Bristol Hospice, L.L.C. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.40%) + 7.25%; LIBOR Floor 1.00% , Due 1/24	3/29/2019	8,800,000	8,746,520	8,835,499

BW NHHC Holdco Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.4% Cash, 1 month LIBOR(2.40%) + 5.00% , Due 5/25	5/16/2018	1,980,000	1,954,997	1,848,825

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Extended Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR(2.40%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,499,111	1,480,736

Child Development Schools, Inc. Services: Business	(8)(14)	Senior Secured Loan — Term Loan 6.7% Cash, 3 month LIBOR(2.48%) + 4.25% , Due 5/23	6/6/2018	4,657,184	4,648,050	4,645,542

Community Care Health Network, Inc. (aka Matrix Medical Network) Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Closing Date Term Loan 7.1% Cash, 3 month LIBOR(2.35%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,980,000	1,976,008	1,848,108

Corsair Gaming, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 6.6% Cash, 3 month LIBOR(2.33%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,979,899	1,975,904	1,965,049

Corsair Gaming, Inc. High Tech Industries	(8)	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(2.33%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,941,263	4,900,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 3 month LIBOR(2.59%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,005,058	2,801,149

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort) Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — New Term Loan Facility 6.7% Cash, 1 month LIBOR(2.40%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,943,524	3,938,518	3,420,031

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 9.8% Cash, 3 month LIBOR(2.33%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,962,406	4,917,720	4,844,090
		0
Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 1 month LIBOR(2.40%) + 4.25% , Due 7/25	2/12/2019	3,369,206	3,359,351	3,352,360
		0
Dun & Bradstreet Corporation, The Telecommunications	(8)(13)(14)	Senior Secured Loan — Initial Term Borrowing 7.4% Cash, 1 month LIBOR(2.40%) + 5.00% , Due 2/26	4/24/2019	5,000,000	5,043,248	5,012,500
		0
Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 7.4% Cash, 3 month LIBOR(2.38%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,071,638	1,074,987	1,071,638

First American Payment Systems, L.P. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.60%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,469,854	1,458,000
		0
Flexera Software LLC (fka Flexera Software, Inc.) High Tech Industries	(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.41%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,324,654	1,333,444	1,323,415
		0
GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Senior Secured Loan — Term Loan 9.5% Cash, fixed , Due 11/21	11/19/2015	180,304	179,431	-
		0
GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.33%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,488,969	1,213,554

Portfolio Company/ Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Global Tel*Link Corporation Telecommunications	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.40%) + 8.25% , Due 11/26	5/21/2013	2,000,000	1,967,519	1,900,000

Global Tel*Link Corporation Telecommunications	(8)(13)	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(2.40%) + 8.25% , Due 11/26	5/21/2013	5,000,000	4,921,225	4,750,000

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Term B Loan (First Lien) 11.6% Cash, 3 month LIBOR(4.58%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,739,174	2,739,174	2,708,495

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, fixed , Due 7/18	1/30/2013	7,191,667	7,169,109	4,709,103

Harland Clarke Holdings Corp. (fka Clarke American Corp.) Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.33%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,732,525	2,749,423	2,367,049

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.8% Cash, 3 month LIBOR(2.33%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,567,563	1,561,375

Idera, Inc. High Tech Industries	(8)(14)	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.41%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,387,500	7,387,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 7.0% Cash, 3 month LIBOR(2.52%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,965,888	3,935,032	3,942,338

Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)(13)	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.42%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,197,947

Kellermeyer Bergensons Services, LLC Services: Business	(8)	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.3% Cash, 3 month LIBOR(2.52%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,082,960	2,080,770	2,078,682

Kronos Foods Corp Beverage, Food and Tobacco	(8)(13)(14)	Senior Secured Loan — Fourth Amendment Term Loan 6.9% Cash, 3 month LIBOR(2.33%) + 4.55% , Due 9/22	6/27/2019	5,000,000	4,950,000	4,950,000

Navex Topco, Inc. Electronics	(8)(13)(14)(19)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.4% Cash, 1 month LIBOR(2.41%) + 7.00% , Due 9/26	12/4/2018	6,700,000	6,635,456	6,646,229

Portfolio Company/ Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Pinstripe Holdings, LLC (Aka Cielo) Services: Consumer	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.4% Cash, 1 month LIBOR(2.41%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,987,500	4,894,708	4,887,750

Playpower, Inc. Construction & Building	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.9% Cash, 1 month LIBOR(2.40%) + 5.50% , Due 5/26	6/23/2015	1,524,087	1,532,559	1,508,846

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.9% Cash, 1 month LIBOR(2.39%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,952,766	2,905,695

PVHC Holding Corp Chemicals, Plastics and Rubber	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(2.33%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,858,400	2,846,195	2,777,793

Q Holding Company (fka Lexington Precision Corporation) Chemicals, Plastics and Rubber	(8)(13)(14)	Senior Secured Loan — Term B Loan 7.4% Cash, 1 month LIBOR(2.40%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,969,072	1,988,405	1,951,519

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.1% Cash, 3 month LIBOR(2.32%) + 5.74%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	7,000,000	6,895,000	6,895,000

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.3% Cash, 3 month LIBOR(2.33%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,841,182	1,841,182	1,841,182

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR(2.44%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,974,959	2,688,172

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, 3 month LIBOR(0.00%) + 13.25% , Due 9/19	3/26/2014	5,000,000	4,995,555	2,525,000

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, 3 month LIBOR(0.00%) + 13.25% , Due 9/19	3/26/2014	1,700,000	1,698,486	858,500

Salient CRGT Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.4% Cash, 1 month LIBOR(2.40%) + 6.00%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,816,190	1,830,896	1,748,320

Portfolio Company/ Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(2.60%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,962,991	4,975,000

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(2.60%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,965	995,000

SOS Security Holdings LLC Services: Business	(8)(14)	Senior Secured Loan — Term Loan 9.1% Cash, 3 month LIBOR(2.58%) + 6.50%; LIBOR Floor 1.00% , Due 4/25	6/5/2019	2,500,000	2,475,244	2,475,000

Tailwind Randys, LLC Automotive	(8)(14)	Senior Secured Loan — Term Loan 8.0% Cash, 3 month LIBOR(2.52%) + 5.50%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	5,000,000	4,912,500	4,912,500

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 10.0% Cash, fixed , Due 2/22	2/15/2019	468,494	468,494	422,347

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.4% Cash, 3 month LIBOR(2.40%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,376,690	12,257,840

Time Manufacturing Acquisition, LLC Capital Equipment	(8)(13)(14)	Senior Secured Loan — Term Loan 7.7% Cash, 6 month LIBOR(2.69%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,428,606	3,429,980	3,415,292

TLE Holdings, LLC Services: Consumer	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.9% Cash, 1 month LIBOR(2.40%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	208,422	206,673	206,338

TLE Holdings, LLC Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 7.7% Cash, 6 month LIBOR(2.20%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	3/29/2019	5,717,790	5,691,239	5,660,612

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 12 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	982,322	980,513	947,424

TRSO I, Inc. Energy: Oil & Gas	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	12/24/2012	1,000,000	998,623	1,000,000
		0
WireCo WorldGroup Inc. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.40%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,970,411	2,895,235

Zest Acquisition Corp. Healthcare & Pharmaceuticals	(8)(13)(19)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.9% Cash, 1 month LIBOR(2.41%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,481,137	3,231,682

Total Investment in Debt Securities (126% of net asset value at fair value)				$186,823,719	$185,518,733	$175,321,765

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
AAPC Holdings LLC.(8) Healthcare & Pharmaceuticals	Class A Preferred Units	6/27/2019	1.36%	2,500,000	2,500,000

Advanced Lighting Technologies, Inc.(8)(13)(20) Consumer goods: Durable	Warrant	6/13/2012	1.90%	-	1,000

Advanced Lighting Technologies, Inc.(8)(13)(20) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13)(20) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	107,135

eInstruction Acquisition, LLC(8)(13)(20) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(20) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	601,683

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(20) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Roscoe Investors, LLC(8)(13)(20) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Holdings, LLC(8)(10)(13)(20) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	417,793

Ohene Holdings B.V.- Digitran Pomeroy(13)(20) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(20) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	512,075

Total Investment in Equity Securities (3% of net asset value at fair value)				$16,482,841	$4,143,686

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity (16)	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)(19)	Subordinated Securities, effective interest 22.2%, 1/28 maturity	6/4/2013	23.3%	6,374,855	7,159,028
Catamaran CLO 2014-1 Ltd.(3)(13)(19)	Subordinated Securities, effective interest 12.9%, 4/30 maturity	5/6/2014	22.2%	10,283,225	8,649,726
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 28.8%, 12/29 maturity	10/10/2013	6.8%	1,490,604	1,969,447
Catamaran CLO 2014-2 Ltd.(3)(13)(19)	Subordinated Securities, effective interest 5.3%, 11/25 maturity	8/15/2014	24.9%	6,224,838	2,428,469
Catamaran CLO 2015-1 Ltd.(3)(13)(19)	Subordinated Securities, effective interest 10.7%, 10/26 maturity	5/5/2015	9.9%	4,240,369	3,164,550
Catamaran CLO 2016-1 Ltd.(3)(13)(19)	Subordinated Securities, effective interest 10.1%, 4/27 maturity	12/21/2016	24.9%	9,530,845	7,243,984
Catamaran CLO 2018-1 Ltd(3)(13)(19)	Subordinated Securities, effective interest 13.6%, 10/31 maturity	9/27/2018	24.8%	9,868,779	9,021,997

Total Investment in CLO Fund Securities (29% of net asset value at fair value)				$49,300,670	$40,006,481

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$—

Total Investment in Asset Manager Affiliates (% of net asset value at fair value)				$17,791,230	$—

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$22,413,358
BCP Great Lakes Holdings LP(9)(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	56%	17,696,667	17,675,899

Total Investment in Joint Ventures (29% of net asset value at fair value)				$42,611,525	$40,089,257

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$14,943,733	$14,943,733

US Treasury Bill (Cusip:912796VJ5)(8)	U.S. Government Obligation		1.88%	12,499,358	12,499,358
Total Short-term Investments (20% of net asset value at fair value)				$27,443,091	$27,443,091

Total Investments[4]				$339,148,090	$287,004,280

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2019. As noted in the table above, 73% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of June 30, 2019 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $339 million. The aggregate gross unrealized appreciation is approximately $0.1 million, the aggregate gross unrealized depreciation is approximately $52.1 million, and the net unrealized depreciation is approximately $52.2 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 73.6% of the total assets at June 30, 2019.
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
[14]

As of June 30, 2019, this investment is owned by Great Lakes KCAP Funding I, LLC and was pledged to secure Great Lakes KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

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

[18]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P.
19

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% but no more than 25% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company. Other than for purpose of the 1940 Act, the Company does not believe it has control over this portfolio company.

20	Non-income producing.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.8% Cash, 10.0% PIK, 3 month LIBOR(2.80%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,007,062	$958,499	$362,240

AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan 5.3% Cash, 1 month LIBOR(2.52%) + 2.75%; LIBOR Floor 1.00% , Due 4/24	12/28/2018	997,462	957,563	957,563

Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR(2.52%)+ 3.00%; LIBOR Floor 1.00% , Due 8/22	12/28/2018	1,520,851	1,463,819	1,460,001

BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.8% Cash, 6 month LIBOR(2.59%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,970,000	2,968,502	2,942,082

BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR(2.47%) + 5.00% , Due 5/25	5/16/2018	1,990,000	1,962,751	1,950,200

Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,496,079	1,480,736

Child Development Schools, Inc.(8)(13)(14) Services: Business	Senior Secured Loan — Term Loan 6.7% Cash, 3 month LIBOR(2.50%) + 4.25% , Due 5/23	6/6/2018	4,794,521	4,783,918	4,782,534

Community Care Health Network, Inc. (aka Matrix Medical Network) (8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.3% Cash, 1 month LIBOR(2.52%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,990,000	1,985,635	1,873,784

Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(2.80%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,936,538	4,929,000

Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.80%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,989,954	1,985,554	1,968,678

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien)10.2% Cash, 3 month LIBOR(2.41%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,006,304	2,841,300

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.8% Cash, 1 month LIBOR(2.52%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,964,063	3,958,001	3,306,683

Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR(2.51%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,181,096	2,092,454

Dell International L.L.C. (EMC Corporation)(8)(13) High Tech Industries	Senior Secured Loan — Refinancing Term B Loan 4.5% Cash, 1 month LIBOR(2.53%) + 2.00%; LIBOR Floor 0.75% , Due 9/23	12/28/2018	2,000,000	1,930,000	1,930,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.3% Cash, 3 month LIBOR(2.81%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,987,469	4,938,132	4,937,594

Drew Marine Group Inc.(8)(13)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,634	4,000,400

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,103,728	1,107,755	1,103,728

First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.0% Cash, 3 month LIBOR(2.54%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,466,870	1,399,200

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(2.53%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,099,654	1,111,477	1,090,032

GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	117,919

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.80%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,486,831	1,376,250

Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	5,000,000	4,915,960	4,912,500

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	2,000,000	1,965,349	1,965,000

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 3 month LIBOR(2.71%) + 4.25% , Due 11/25	12/7/2017	1,473,788	1,470,466	1,466,419

Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.5% Cash, 3 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,813,058	2,813,058	2,728,666

Grupo HIMA San Pablo, Inc.(5)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,789,650

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,817,177	2,836,587	2,564,688

Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,564,583	1,553,920

Infobase Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 7.1% Cash, 3 month LIBOR(2.63%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	4,017,393	3,981,675	3,977,219

Ion Media Networks, Inc.(8)(13) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B-3 Loan 5.3% Cash, 1 month LIBOR(2.53%) + 2.75%; LIBOR Floor 1.00% , Due 12/20	12/28/2018	3,000,000	2,917,500	2,917,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.35%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,071,062

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Jane Street Group, LLC(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Dollar Term Loan (2018) 5.5% Cash, 1 month LIBOR(2.50%) + 3.00% , Due 8/22	12/28/2018	2,992,500	2,932,650	2,932,650

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.5% Cash, 3 month LIBOR(2.71%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,093,452	2,090,784	2,096,069

MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,237,500	1,232,118	1,149,390

Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.53%) + 7.00% , Due 9/26	12/4/2018	3,000,000	3,007,500	3,007,500

Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,393,745	1,400,223	1,394,163

PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.96% Cash, 1 month LIBOR(2.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,949,039	2,940,300

PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.57% Cash, 3 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,872,800	2,859,340	2,859,872

Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.5% Cash, 1 month LIBOR(2.52%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,979,381	2,002,724	1,941,773

Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,894,549	1,894,549	1,894,549

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.56%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,973,097	2,775,000

Roscoe Medical, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	1,700,000	1,697,733	1,525,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	5,000,000	4,993,345	4,487,500

Salient CRGT Inc.(8)(13)(14) HighTech Industries	Senior Secured Loan — Initial Term Loan, 8.3% Cash, 1 month LIBOR(2.52%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,841,753	1,859,440	1,758,874

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,195	990,400

SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,959,445	4,952,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,970,056	2,957,029	2,955,206

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, 3 month LIBOR (2.80%) + 5.50% , Due 10/22	6/25/2013	2,035,770	1,941,220	560,855

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.8% Cash, 3 month LIBOR(2.82%) + 12.00% , Due 10/22	6/25/2013	339,788	339,788	339,788

Tank Partners Holdings, LLC(5)(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 3.0% Cash, 12.5% PIK, 1 month PRIME (5.00%)+7.5%; PRIME Floor 3.00% , Due 8/19	8/28/2014	15,295,083	14,149,836	7,398,223

Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR (2.52%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,959,567	7,847,840

Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.6% Cash, 6 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,446,143	3,447,715	3,430,291

TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 6 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	987,374	985,337	954,001

TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,207	1,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1 month LIBOR(2.53%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,075,305	2,033,378	1,993,123

Weiman Products, LLC(8)(13)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.3% Cash, 3 month LIBOR(2.80%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	11/22/2013	1,440,525	1,434,568	1,440,525

WireCo WorldGroup Inc. (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.52%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,967,619	2,957,100

Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.45%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,479,741	3,430,000

(94% of net asset value at fair value)			$164,541,812	$162,264,482	$147,861,744

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$—	$1,000

Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675

eInstruction Acquisition, LLC(3)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	669,000

New Millennium Holdco, Inc. (Millennium Health, LLC)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Perseus Holding Corp.(8)(13) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	653,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	—	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(10)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	—	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Unit	8/28/2014	15.5%	980,000	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Warrants	8/28/2014	1.04%	185,205	1,000

TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	548,345

Total Investment in Equity Securities (1% of net asset value at fair value)				$9,477,763	$2,038,020

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity[16]	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.9%, 1/28 maturity	6/4/2013	23.3%	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.6%, 4/30 maturity	5/6/2014	25.1%	11,740,622	9,777,251
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.0%, 12/29 maturity	10/10/2013	6.8%	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.4%, 11/25 maturity	8/15/2014	24.9%	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.4%, 10/26 maturity	5/5/2015	9.9%	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	9,843,450	8,500,000
Total Investment in CLO Subordinated Securities				$51,073,520	$39,851,160

CLO Rated-Note Investment

Portfolio Company	Investment[15]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP 2017-1A(6)(13)	Class E Notes, 10.29% Cash, 3 month LIBOR (2.79%) + 7.50%, Due 12/29	10/24/2017	27.4%	$4,407,106	$4,473,840

Total Investment in CLO Rated-Note				$4,407,106	$4,473,840

Total Investment in CLO Fund Securities (28% of net asset value at fair value)				$55,480,626	$44,325,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value2
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$3,470,000

Total Investment in Asset Manager Affiliates (2% of net asset value at fair value)				$17,791,230	$3,470,000

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$18,390,440

BCP Great Lakes Holdings LP(17) Limited Partnership	Joint Venture	12/11/2018	55.6%	12,466,667	12,466,667
Total Investment in Joint Ventures (20% of net asset value at fair value)				$37,381,525	$30,857,107

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value2
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$34,757,129	$34,757,129

US Treasury Bill (Cusip:912796UH0)(8)	U.S. Government Obligation		1.04%	9,999,349	9,999,349
Total Short-term Investments (28% of net asset value at fair value)				$44,756,478	$44,756,478
Total Investments4				$327,152,104	$273,308,349

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2019[4]	2018[4]
Per Share Data:
Net asset value, at beginning of period	$4.23	$4.87
Net investment (loss) income[1]	(0.04)	0.13
Net realized (losses) gains from investments[1]	(0.42)	(0)
Net change in unrealized appreciation (depreciation) on investments[1]	0.14	(0.10)
Net (decrease) increase in net assets resulting from operations	(0.32)	0.03
Net decrease in net assets resulting from distributions	(0.20)	(0.20)
Net increase in net assets relating to stock-based transactions	0.01	0.02
Net asset value, end of period	$3.73	$4.72
Total net asset value return[2]	(7.3)%	1.0%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.46	$3.41
Per share market value at end of period	$2.25	$3.25
Total market return[3]	(29.2)%	1.2%
Shares outstanding at end of period	37,356,061	37,341,924
Net assets at end of period	$139,177,591	$176,145,264
Portfolio turnover rate[6]	21.1%	34.4%
Asset coverage ratio	211%	263%
Ratio of net investment (loss) income to average net assets[5]	(1.8)%	5.6%
Ratio of total expenses to average net assets[5]	18.9%	9.7%
Ratio of interest expense to average net assets[5]	5.1%	4.1%
Ratio of non-interest expenses to average net assets[5]	13.8%	5.6%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
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

The Company has elected to be treated and intends to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income, asset diversification and annual distribution requirements. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any income that it distributes in a timely manner to its stockholders.

On March 29, 2018, the Company’s Board of Directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, the Company will continue to be prohibited by the indenture governing the Company’s 6.125% Notes Due 2022 (as defined and discussed in Note 6 - “Borrowings” below) from making distributions on our common stock if the Company’s asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, the Company would be prohibited from making distributions required in order to maintain its status as a RIC.

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (KCAP FC3 Senior Funding, L.L.C. or the “Fund”) managed by KCAP Management, LLC, one of the Company's indirectly wholly-owned Asset Manager Affiliate (as defined below) subsidiaries. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund.  In connection with the refinancing, the Company received a cash distribution of $12.6 million, $11.8 million of which was a return of capital.

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2019, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

The Externalization Agreement

On December 14, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP, (“BC Partners”), through which Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners, became the Company’s investment adviser pursuant to an investment advisory Agreement (the “Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. The transactions contemplated by the Externalization Agreement closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser on that date.

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

On April 1, 2019, in connection with the Closing, all of the Company’s then-current directors resigned from their positions on the Board, with the exceptions of Dean Kehler and Christopher Lacovara. Prior to their resignations, the Board approved an increase in the size of the Board from seven members to eight members and appointed the following new individuals to serve on the Board: Graeme Dell; Alexander Duka; Ted Goldthorpe; George Grunebaum; David Moffitt; and Robert Warshauer. Additionally, in connection with the Closing all of the Company’s then-current officers resigned from their positions with the exceptions of Edward Gilpin and Daniel Gilligan. Effective as of the Closing, Ted Goldthorpe was appointed as President and Chief Executive Officer and Patrick Schafer was appointed as Chief Investment Officer of the Company. In May 2019, Mr. Gilligan resigned as Chief Compliance Officer and Andrew Devine was appointed Chief Compliance Officer.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC received security interests in the assets which are owned by Great Lakes KCAP Funding I, LLC and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. All of the borrowings of Kohlberg Capital Funding LLC I, and KCAP Senior Funding I, LLC have been fully repaid.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (e.g., the Asset Manager Affiliates), unless the portfolio company qualifies for consolidation.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2019, the Company provided approximately $59.9 million to portfolio companies to support their growth objectives. Approximately $33.2 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2019, the Company held loans it has made to 50 investee companies with aggregate principal amounts of approximately $186.8 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2019, the Company did not engage in any such or similar activities.

Recently adopted accounting pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2017-08 did not have a material impact on the financial position or results of operations of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Effective January 1, 2019 the Company recorded a right of use asset (net of previously deferred rent expense) of approximately $3.3 million and a lease liability of approximately $3.7 million upon adoption of this standard.

During the second quarter of 2019, the Company recognized an impairment of approximately $1.4 million to reduce the right of use asset related to the Company’s legacy office lease to its estimated fair market value. The impairment charge which was recognized in the Company’s consolidated statement of operations during the second quarter of 2019. The remaining right of use asset will be amortized to expense in future periods as a component of “Other general and administrative expenses.” There was no impact to the lease liability as a result of this impairment.

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

Valuation of Portfolio Investments. The Board is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board based on detailed analyses prepared by management and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Board may consider other methods of valuation than those set forth below to determine the fair value of Level III investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a readily available market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the subject assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Income Approach”). The Company also considers, among other things, recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to leveraged loan and high-yield bond indices, at the valuation date. The Company has identified these indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses these benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Consolidated Schedules of Investments included herein.

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

Joint Ventures. The Company carries investments in joint ventures at fair value based upon the fair value of the investments held by the joint venture. See Note 4 below, for more information regarding the Joint Ventures.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2019, four of our investments were on non-accrual status.

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

For non-junior class CLO Fund Securities, interest is earned at a fixed spread relative to the LIBOR index.

Investment in Joint Ventures. The Company recognizes investment income on its investment in the Joint Ventures based upon its share of the estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from the Joint Ventures is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

Expenses. During the first quarter of 2019 the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses included employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Since April 1, 2019, the Company has been externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 6 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.” Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an overhead allocation agreement with the Asset Manager Affiliates (“Overhead Allocation Agreement”) which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources. The Company continues to bear the costs associated with the office lease entered into by the Company prior to the Closing.

Shareholder Distributions. Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board each quarter.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2019 and 2018:

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (decrease) increase in net assets resulting from operations	$(848,322)	$(1,311,772)	$(11,765,891)	$1,297,622
Net increase in net assets allocated to unvested share awards	—	10,438	—	(10,035)
Net (decrease) increase in net assets available to common stockholders	$(848,322)	$(1,301,334)	$(11,765,891)	$1,287,587
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,349,371	37,363,038	37,342,272	37,356,759
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.02)	$(0.04)	$(0.32)	$0.03
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.02)	$(0.03)	$(0.32)	$0.03

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

There were 0 and 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three and six months ended June 30, 2019 and 2018. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2019 and December 31, 2018:

	June 30, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$27,443,091	$27,443,091	10	$44,756,478	$44,756,478	16
Senior Secured Loan	90,207,102	88,400,312	31	86,040,921	77,616,209	29
Junior Secured Loan	94,843,137	86,499,106	30	76,223,561	70,245,535	26
Senior Unsecured Bond	468,494	422,347	0	—	—	-
CLO Fund Securities	49,300,670	40,006,481	14	55,480,626	44,325,000	16
Equity Securities	16,482,841	4,143,686	1	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	42,611,525	40,089,257	14	37,381,525	30,857,107	11
Total	$339,148,090	$287,004,280	100%	$327,152,104	$273,308,349	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$9,716,693	$9,683,602	3	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	-	17,791,230	3,470,000	1
Automotive	4,912,500	4,912,500	2	—	—	—
Banking, Finance, Insurance & Real Estate	4,423,486	4,371,031	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,955,058	7,751,149	3	5,963,334	5,796,506	2
Capital Equipment	10,875,350	9,600,382	3	10,888,432	9,831,391	4
Chemicals, Plastics and Rubber	4,834,600	4,729,312	2	4,862,063	4,801,645	2
CLO Fund Securities	49,300,670	40,006,481	14	55,480,626	44,325,000	16
Construction & Building	1,532,559	1,508,846	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,260,343	4,474	0	1,140,500	364,240	0
Consumer goods: Non-durable	—	—	-	1,434,568	1,440,525	1
Electronics	6,635,456	6,646,229	2	3,007,500	3,007,500	1
Energy: Oil & Gas	9,375,278	2,352,215	1	16,827,204	8,946,568	3
Environmental Industries	4,027,753	3,977,333	1	8,371,180	6,939,794	3
Forest Products & Paper	1,567,563	1,561,375	1	1,564,583	1,553,920	1
Healthcare & Pharmaceuticals	51,992,065	42,141,979	15	38,638,822	32,287,288	12
High Tech Industries	32,909,730	32,661,019	11	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	-	400,000	1,000	0
Joint Ventures	42,611,525	40,089,257	14	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	3,109,188	2,474,184	1	6,113,852	5,590,863	2
Services: Business	11,772,650	10,414,778	4	10,398,710	9,213,416	3
Services: Consumer	10,792,620	10,754,700	4	—	—	—
Telecommunications	11,931,992	11,662,500	4	8,351,775	8,343,919	3
Textiles and Leather	12,376,690	12,257,843	4	10,140,662	9,940,294	4
Money Market Accounts	14,943,733	14,943,733	5	34,757,129	34,757,129	13
Transportation: Cargo	—	—	-	4,000,634	4,000,400	1
U.S. Government Obligations	12,499,358	12,499,358	4	9,999,349	9,999,349	4
Total	$339,148,090	$287,004,280	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At June 30, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 26.4% and 28.0% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 13.3% and 16.5%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13.1% and 15.5% of its total assets on such dates, respectively).

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

Similarly, during the fourth quarter of 2018, each of Grant Grove CLO, Ltd., Trimaran CLO VII, Ltd., and Catamaran CLO 2012-1 Ltd. were fully liquidated and dissolved, and the Company recorded a realized loss of approximately $6.4 million and a corresponding unrealized gain of the same amount in order to reserve the previously recorded unrealized depreciation with respect to these investments.

In the first quarter of 2019, the Company sold $2.0 million notional amount of subordinated notes of Catamaran CLO 2014-1 for $800,000.

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

With the exception of Katonah III, Ltd., as of June 30, 2019 all of the Company’s investments in CLO Fund securities were making distributions to the Company.

Affiliate Investments:

The following table details investments in affiliates at June 30, 2019 (unaudited):

	Industry Classification	Fair Value at of December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of June 30, 2019	Interest Income	Dividend Income
Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$3,470,000	—	—	—	—	$(3,470,000)	$—	$—	$—
Tank Partners Holdings, LLC(4)(5)	Energy: Oil & Gas	1,000	6,228,000	—	—	(4,646,207)	(1,165,000)	417,793	—	—
BCP Great Lakes Holdings LP(7)	Joint Venture	12,466,667	5,230,000	—	—	(20,768)	—	17,675,899	—	291,667
KCAP Freedom 3, LLC (4)(6)	Joint Venture	18,390,440	—	—	—	4,022,918		22,413,358	—	1,950,000
Total controlled affiliates		34,328,107	11,458,000	—	—	(644,057)	(4,635,000)	40,507,050	—	2,241,667

Catamaran CLO 2013-1, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	3,196	7,506,434	(350,602)	—	7,159,028	352,888	—
Catamaran CLO 2014-1, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	(33,416)	9,112,278	(429,136)	—	8,649,726	333,635	—
Catamaran CLO 2014-2, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	(91,523)	2,591,820	(71,828)	—	2,428,469	84,394	—
Catamaran CLO 2015-1, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	(63,232)	3,157,769	70,013	—	3,164,550	115,249	—
Catamaran CLO 2016-1, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	(89,593)	7,502,959	(169,382)	—	7,243,984	241,731	—
Catamaran CLO 2018-1, Ltd. (1)(2)(4)(8)	CLO Fund Securities	—	—	(330,537)	8,950,000	402,534	—	9,021,997	347,530	—
KCAP F3C Senior Funding Rated Notes(4)(8)	CLO Fund Securities	4,473,840	(4,466,205)	—	—	—	(7,635)	—	245,831	—
Navex Topco, Inc.(4)(5)(8)	Electronics	—	—	—	6,646,229	—		6,646,229	157,543	—
Zest Acquisition Corp.(4)(5)(8)	Healthcare & Pharmaceuticals	—	—	—	3,231,683	—	—	3,231,683	88,076	—
Total Non-controlled affiliates		4,473,840	(4,466,205)	(605,105)	48,699,172	(548,401)	(7,635)	47,545,666	1,966,877	—

Total Affiliated Investments		$38,801,947	$6,991,795	$(605,105)	$48,699,172	$(1,192,458)	$(4,642,635)	$88,052,716	$1,966,877	$2,241,667

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[6]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

[7]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

8

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% but no more than 25% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company. Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

The following table details investments in affiliates at December 31, 2018:

	Industry Classification	Fair Value at of December 31, 2017	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of December 31, 2018	Interest Income	Dividend Income
Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$38,849,000	$(34,800,000)	—	—	(579,000)	$—	$3,470,000	$—	$1,246,510
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)	Related Party Loans	—	—	—	—	—	—	—	1,170,825	—
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	8,359,051	(8,359,051)	—	—	—	—	—	765,963
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	4,418,232	(4,418,232)	—	—	—	—	—	229,380
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,486	(10,676,556)	271,658	—	9,754,423	(10,120,011)	—	271,658	—
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000		(6,725)	—	369,831	(373,105)	—	(6,725)	—
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,596,571)	264,746	—	3,527,018	(3,515,976)	—	264,746	—
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,699	147,497	1,213,807	(7,016,734)	(1,268,269)	—	—	1,213,807	—
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,178	535,309	1,347,240	(9,777,251)	(335,476)	—	—	1,347,240	—
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(985,241)	656,919	(2,158,200)	(2,014,440)	—	—	656,919	—
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,600	(573,089)	507,789	(3,048,696)	(455,604)	—	—	507,789	—
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,685	(1,282,923)	913,272	(7,067,073)	(1,093,961)	—	—	913,272	—
Catamaran CLO 2018-1, Ltd. (1)(2)(4)	CLO Fund Securities	—	9,500,000	343,450	(8,500,000)	(1,343,450)	—	—	343,450	—
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	4,632,000	—	37,298	—	(195,458)	—	4,473,840	468,755	—
BCP Great Lakes Holdings LP(7)	Limited Partnership	—	12,466,667	—	—	—	—	12,466,667	—	—
KCAP Freedom 3, LLC (4)(6)	Joint Venture	21,516,000	—	—	—	(3,125,560)	—	18,390,440	—	3,100,000
Tank Partners Holdings, LLC(4)(5)	Unit	—	—	—	980,000	(979,000)	—	1,000	—	—
Total Affiliated Investments		$122,630,676	$(41,042,190)	$5,549,454	$(36,587,954)	$2,261,054	$(14,009,092)	$38,801,947	$8,147,079	$4,346,510

[1]	Non-U.S. company or principal place of business outside the U.S.

[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For three and six months ended June 30, 2019 and 2018 , the Company recognized $1.3 million and $0.7 million, respectively, and $2.2 million and  $1.4 million, respectively, in investment income from its investment in Joint Ventures. As of June 30, 2019 and December 31, 2018, the fair value of the Company’s investment in Joint Ventures was approximately $40.1 million and $30.9 million, respectively.

KCAP Freedom 3 LLC

During the third quarter of 2017, the Company and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the “Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize the Fund managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Fund invests primarily in middle-market loans and the Joint Ventures partners may source middle-market loans from time-to-time for the Fund.

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

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions was a reduction in the fair value of the Asset Manager Affiliates and an increase in the fair value of the Company’s investment in the Joint Venture during the first quarter of 2019. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the Statement of Operations. The increase in the fair value of the Company’s investment in the Joint Venture was recognized as an unrealized gain in the Statement of Operations.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of June 30, 2019	As of December 31, 2018
Investment at fair value	$35,404,220	$32,621,188
Total Assets	$35,404,220	$32,621,188
Total Liabilities	$704,728	$1,970,455
Total Equity	34,699,492	30,650,733
Total Liabilities and Equity	$35,404,220	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income	$1,008,338	$1,221,996	$2,159,724	$2,417,814
Operating expenses	1,479	31,998	18,992	53,761
Net investment income	1,006,859	1,189,998	2,140,732	2,364,053
Unrealized appreciation on investments	(1,278,063)	(1,068,857)	4,048,759	(564,936)
Net income	$(271,204)	$121,141	$6,189,492	$1,799,117

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 13.9%, 12/29 maturity	100.0%	$41,370,653	$35,404,220
Total Investments			$41,370,653	$35,404,220

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

BCP Great Lakes Partnership LP

BCP Great Lakes Partnership LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2019 and December 31, 2018 was $17.7 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2019 and December 31, 2018, the Company has a $32.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2019 (unaudited) and December 31, 2018, respectively:

	As of June 30, 2019 (unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$12,499,358	$14,943,733	$—	$—	$27,443,091
Debt securities	—	52,695,643	122,626,122	—	175,321,765
CLO Fund securities	—	—	40,006,481	—	40,006,481
Equity securities	—	2,500,000	1,643,686	—	4,143,686
Joint Ventures	—	—	22,413,358	17,675,899	40,089,257
Total	$12,499,358	$70,139,377	$186,689,647	$17,675,899	$287,004,280

	As of December 31, 2018
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,349	$34,757,129	$—	$—	$44,756,478
Debt securities	—	41,120,073	106,741,671	—	147,861,744
CLO Fund securities	—	—	44,325,000	—	44,325,000
Equity securities	—	—	2,038,020	—	2,038,020
Asset Manager Affiliates	—	—	3,470,000	—	3,470,000
Joint Venture	—	—	18,390,440	12,466,667	30,857,107
Total	$9,999,349	$75,877,202	$174,965,131	$12,466,667	$273,308,349

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2019 and December 31, 2018 was $17.7 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six Months Ended June 30, 2019
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Total
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$174,965,131
Transfers out of Level III¹	(3,228,619)	—	—	—	—	(3,228,619)
Transfers into Level III²	22,395,478	—	—	—	—	22,395,478
Net accretion	48,238	3,278,804	—	—	—	3,327,042
Purchases	24,490,354	—	6,228,000	—	—	30,718,354
Sales/Paydowns/Return of Capital	(13,017,162)	(8,863,189)	(80,640)		—	(21,960,991)
Total realized loss included in earnings	(10,114,640)	(595,571)	(1,642,282)	(3,470,000)	—	(15,822,493)
Change in unrealized gain (loss) included in earnings	(4,689,199)	1,861,437	(4,899,412)	—	4,022,918	(3,704,256)
Balance, June 30, 2019	$122,626,122	$40,006,481	$1,643,686	$—	$22,413,358	$186,689,647
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,337,651)	$1,861,437	$(4,899,412)	$—	$4,022,918	$(7,352,708)

[1]

Transfers out of Level III represent a transfer of $3.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2019

[2]

Transfers into Level III represent a transfer of $22.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2019.

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

[1]

Transfers out of Level III represent a transfer of $230 thousand relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2018.

[2]

Transfers into Level III represent a transfer of $16.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $70.1 million and $75.9 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$424,821	Enterprise Value	Average EBITDA Multiple	4.8x-8.0x (6.1x)
	122,201,301	Income Approach	Implied Discount Rate	6.9% – 20.0% (10.0)%
Equity Securities	1,638,685	Enterprise Value	Average EBITDA Multiple / WACC	4.1x – 9.4x (6.8x) 13.4%
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.3%-13.8% (13.6%)
			Probability of Default	1%-2% (1.5%)
	39,637,201	Discounted Cash Flow	Loss Severity	20.0%-39.5% (29.9%)
CLO Fund Securities			Recovery Rate	60.5%-80.0% (70.1%)
			Prepayment Rate	10.0%-20.0% (15.0%)
	369,280	Liquidation Value	Qualitative Inputs(2)
Joint Venture	22,413,358	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$186,689,646

[1]

The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

[2]	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
			Average EBITDA	5.0x – 8.0x (5.2x)
Debt Securities	$8,661,114	Enterprise Value	Multiple / WACC	15.8%
	98,080,557	Income Approach	Implied Discount Rate	6.3% - 26.8% (11.8%)
Equity Securities	1,979,020	Enterprise Value	Average EBITDA Multiple	4.5x – 11.0x (9.5x)
	59,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.5%-14.0% (13.9%)
			Probability of Default	0.75%-2% (1.4%)
	35,455,720	Discounted Cash Flow	Loss Severity	20%-36% (28.3%)
CLO Fund Securities			Recovery Rate	63.5%-80% (71.7%)
			Prepayment Rate	10%-20% (15%)
	369,280	Liquidation Value	Qualitative Inputs(2)
	8,500,000	Market Approach	Third Party Quote	85.0%
Asset Manager Affiliate	3,470,000	Discounted Cash Flow	Discount Rate	4.0% - 10.0% (7.77%)
Joint Venture	18,390,440	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$174,965,131

[1]

The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

[2]	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

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

The Company’s investment in the Joint Venture- KCAP Freedom 3 LLC is carried at fair value based upon the fair value of the investments held by the Joint Venture.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2019 and December 31, 2018, the Asset Manager Affiliates had approximately $300 million and $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $0 and $3.5 million, respectively.

Certain investments, and the future management fees of certain managed CLO Funds, had been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention requirements of the Dodd-Frank Act then applicable to asset managers. In addition, certain of the Asset Manager Affiliates had provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees were insufficient to satisfy the repayment of these borrowings. These borrowing arrangements were all satisfied prior to the sale of the Asset Manager Affiliates.

No distributions were declared during the three and six months ended June 30, 2019. For three and six months ended June 30, 2018, the Asset Manager Affiliates declared cash distributions of $800,000 and $1.6 million to the Company. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $620,000 of Dividends from Asset Manager Affiliates, as reflected in the Company’s statement of operations in the six months of 2018, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the three and six months ended June 30, 2018 the difference of $500,000 and $1.0 million, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, were recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

Asset Manager Affiliates

Summarized Balance Sheet

	As of	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Cash	$835,704	$1,335,004
Other Assets	11,305	129,880
Total Assets	$847,009	$1,464,884
Other Liabilities	$417,488	$995,270
Total Liabilities	417,488	995,270
Total Equity	429,521	469,614
Total Liabilities and Equity	$847,009	$1,464,884

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Fee Revenue	$—	$2,890,867	$—	$5,950,527
Interest Income	—	1,582,005	—	2,268,591
Total Income	—	4,472,872	—	8,219,118
Operating Expenses	1,603	2,819,121	40,480	5,345,206
Interest Expense	—	1,535,588	—	2,713,106
Total Expenses	1,603	4,354,709	40,480	8,058,312
Income before unrealized gains on investments and income taxes	(1,603)	118,163	(40,480)	160,806
Unrealized gains on investments	—	(616,810)	—	203,461
(Loss) Income before income taxes	(1,603)	(498,647)	(40,480)	364,267
Income Tax (Benefit)	—	(201,612)	—	(328,566)
Net (Loss) Income	$(1,603)	$(297,035)	$(40,480)	$692,833

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

6.	RELATED PARTY TRANSACTIONS

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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters. The Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or continuing to operate as an internally managed BDC.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and, beginning with the second anniversary of the effective date of the Advisory Agreement, will annually review the compensation we pay to the Adviser.

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

Payment of Expenses under the Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staffs of the Adviser, when and to the extent engaged in providing investment advisory and management services to the Company, and the compensation and routine overhead expenses (including rent, office equipment and utilities), of such personnel allocable to such services, is provided and paid for by the Adviser. The Company bears an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Company also bears all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) an allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up our affairs;
•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification);
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and
•	costs associated with the Company’s legacy lease;

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. At June 30, 2019 and December 31, 2018, there were no loans outstanding under the Trimaran Credit Facility. For the three and six months ended June 30, 2018 the Company recognized interest income of approximately $113,000 and $229,000, related to the Trimaran Credit Facility.

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	June 30, 2019	December 31, 2018
	(unaudited)
6.125% Notes Due 2022 (net of offering costs of: 2019-$1,933,295; 2018 - $2,207,341)	$75,473,905	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019-$1,326,443; 2018 - $1,155,754)	44,032,368	25,200,331
	$119,506,273	$100,400,189

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2019 were 6.0% and 3.0 years, respectively, and as of December 31, 2018 were 6.0% and 3.6 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% “Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At June 30, 2019, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2019 and 2018, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively. For the six months ended June 30, 2019 and 2018 interest expense related to the 6.125% Notes Due 2022 was approximately $2.4 million and $2.4 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.9 million and $2.2 million remains to be amortized as of June 30, 2019 and December 31, 2018, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.9 million and $2.2 million at June 30, 2019 and December 31, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.9 million and $76.6 million at June 30, 2019 and December 31, 2018. The fair value was determined based on the closing price on June 30, 2019 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

On April 1, 2019, the maximum commitment amount of the Revolving Credit Facility was increased to $67.5 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

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

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At June 30, 2019 and December 31, 2018, Funding was in compliance with all of its debt covenants.

As of June 30, 2019 and December 31, 2018, $45.4 million and $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility. As of June 30, 2019 and December 31, 2018, assets with a fair value of $121.4 million and $76.2 million were pledged to the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

For the three months ended June 30, 2019 and 2018, interest and fees expense related to the Revolving Credit Facility was approximately $549,000 and $278,000. For the six months ended June 30, 2019 and 2018 interest and fees expense related to the Revolving Credit Facility was approximately $937,000 and $350,000, respectively.

The Company incurred approximately $1.8 million of debt offering costs in connection with the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility on an effective yield method, of which approximately $1.3 million remains to be amortized as of June 30, 2019, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.3 million at June 30, 2019. The fair value of the Revolving Credit Facility borrowings was approximately $45.4 million and $26.4 million at June 30, 2019 and December 31, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. As of December 31, 2018, there were no 7.375% Notes Due 2019 outstanding. Interest on the 7.375% Notes Due 2019 was paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012.  The 7.375% Notes Due 2019 had a maturity date of September 30, 2019 and were unsecured obligations of the Company. The 7.375% Notes Due 2019 were subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company was limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

For the three and six months ended June 30, 2018, interest expense related to the 7.375% Notes Due 2019 was approximately $129,000 and $565,000.

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

8.	DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2019). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Net (decrease) increase in net assets resulting from operations	$(11,765,891)	$1,297,622
Net change in unrealized (depreciation) appreciation from investments	(5,169,945)	3,522,396
Net realized losses	15,620,391	169,644
Book/tax differences on CLO equity investments	384,914	(188,560)
Book/tax differences on CLO equity investments	1,431,030	—
Other book/tax differences	962,187	556,816
Taxable (loss) income before deductions for distributions	$1,462,686	$5,357,918
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.04	$0.14
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.04	$0.14

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended June 30, 2019 and 2018, the Asset Manager Affiliates declared cash distributions of $0 and $800,000, respectively, to the Company. The Company recognized $0 and $300,000 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations for the three and six months ended June 30, 2019 and 2018, respectively. For the quarter ended June 30, 2018 the difference of $500,000 between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

At June 30, 2019, the Company had a net capital loss carryforward of $100.2 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

On March 20, 2019 the Company’s Board declared a distribution to shareholders of $0.10 per share for a total of $3.7 million. The record date was April 5, 2019 and the distribution was paid on April 26, 2019.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2019 and December 31, 2018, the Company had $33.2 million and $12.9 million outstanding commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2019 and December 31, 2018, the Company had a $32.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $353 thousand and $221 thousand for the six months ended June 30, 2019 and 2018, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”.  The right-of-use asset and lease liability related to the Company’s office lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. The discount rate used in determining the lease liability was the Company’s estimated incremental borrowing rate of 6.03%. In calculating the initial operating lease liability, the effect of the discounting was approximately was approximately $626 thousand. The lease agreement expires on May 31, 2024.

During the second quarter of 2019, the Company recognized an impairment to the operating lease right-of-use asset of approximately $1.4 million to reduce the right-of-use asset to its estimated fair market value. The remaining right of use asset will be amortized to expense in future periods as a component of Other general and administrative expenses. There was no impact to the lease liability as a result of this impairment. The Company intends to sublease its legacy office space, and the impairment charge was measured using a discounted cash flow analysis and recognized in the statement of operations during the second quarter of 2019 as a result of the Company’s estimated impact of entering into a sublease.

Excluding the impairment charge, the total operating lease costs were approximately $149 thousand and $353 thousand for the three and six months ended June 30, 2019, respectively.

The following table summarizes the future minimum lease payments as of June 30, 2019:

		Payments Due by Period
Operating lease	Total Cash Flows	2019	2020	2021	2022	2023	More than 5 years
Contractual cash flows	$3,935,477	$400,218	$800,436	$800,436	$800,436	$800,436	$333,515
Discount effect on cash flows	520,017
Operating lease liability	$3,415,460

10.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance at March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028
Net investment income	—	—	879,740	879,740
Net realized (losses) from investment transactions	—	—	(2,270,962)	(2,270,962)
Net change in unrealized appreciation on investments	—	—	542,900	542,900
Distributions to Stockholders	—	—	(3,733,415)	(3,733,415)
Reinvested Dividends	244	73,056	—	73,300
Stock-based compensation	—	—	—	—
Balance, June 30, 2019	$373,561	$307,172,819	$(168,368,789)	$139,177,591

	Six Months Ended June 30, 2018
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2018	$373,392	$329,789,716	$(148,358,532)	$181,804,576
Net investment income (loss)	—	—	2,460,742	2,460,742
Net realized (losses) from investment transactions	—	—	3,101	3,101
Realized loss from extinguishment of debt	—	—	(169,074)	(169,074)
Net change in unrealized (depreciation) on investments	—	—	314,624	314,624
Distributions to Stockholders	—	—	(3,716,297)	(3,716,297)
Reinvested Dividends	153	51,407	—	51,560
Stock-based compensation	—	252,855	—	252,855
Balance, March 31, 2018	$373,545	$330,093,978	$(149,465,436)	$181,002,087
Net investment income (loss)	—	—	2,528,919	2,528,919
Net realized (losses) from investment transactions	—	—	(3,671)	(3,671)
Realized loss from extinguishment of debt	—	—	—	—
Net change in unrealized (depreciation) on investments	—	—	(3,837,020)	(3,837,020)
Distributions to Stockholders	—	—	(3,717,821)	(3,717,821)
Reinvested Dividends	158	50,381	—	50,539
Common stock withheld for payroll taxes	—	(85,807)	—	(85,807)
Stock-based compensation	(284)	208,322	—	208,038
Balance, June 30, 2018	$373,419	$330,266,874	$(154,495,029)	$176,145,264

During the six months ended June 30, 2019 and 2018, the Company issued 39,786 and 31,048 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of June 30, 2019 and December 31, 2018 was 37,356,061 and 37,326,846, respectively.

10.	EQUITY COMPENSATION PLANS

The Company had an equity incentive plan, established in 2006 and most recently amended, following approval by the Company’s Board and shareholders, on May 4, 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. In connection with the Closing, the Company terminated the Equity Incentive Plan and will no longer make grants pursuant to the plan. Prior to the Closing, restricted stock granted under the Equity Incentive Plan was granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Options granted under the Equity Incentive Plan were exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2018 through June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2018	50,000	$7.72	2.4	$—
Granted	—	—
Exercised	—	—
Forfeited
Expired unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97
Options outstanding at December 31, 2018	30,000	$4.88	0.9	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(30,000)	4.88	0.6
Outstanding at June 30, 2019	—	$—	—	$—
Total vested at June 30, 2019	—	$—	—

[1]	Represents the difference between the market value of shares of the Company on March 31, 2019 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2019, the Company had no remaining compensation costs related to unvested stock based awards.

Restricted Stock

Awards of restricted stock granted under the Non-Employee Director Plan vest as follows: 50% of the shares vest on the grant date and the remaining 50% of the shares vest on the earlier of:

(i) the first anniversary of such grant, or

(ii) the date immediately preceding the next annual meeting of shareholders.

On May 4, 2017, 6,000 shares of restricted stock were awarded to the Company’s Board.

On May 3, 2018, 6,000 shares of restricted stock were awarded to the Company’s Board.

Immediately prior to the Closing all restrictions with respect to 3,000 shares of restricted stock outstanding and not previously forfeited under the Non-Employee Director Plan lapsed, and the holders of such restricted stock became entitled to receive a pro rata share of the payment due to stockholders of the Company pursuant to the Externalization Agreement.

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

On June 23, 2015, the Company’s Board approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

On September 19, 2017, the Company’s Board approved the grant of 133,620 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards were scheduled to vest on the third anniversary of the grant date and the remaining 50% of the shares were scheduled to vest on the fourth anniversary of the grant date.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2018 through June 30, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2018	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at June 30, 2019	—

For the three and six months ended June 30, 2019, non-cash compensation expense related to restricted stock was approximately $0 and $259,000; all of which was expensed by the Company. For the three months ended June 30, 2018, non-cash compensation expense related to restricted stock was approximately $208,000; of this amount approximately $78,000 was expensed by the Company, and approximately $130,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2018, non-cash compensation expense related to restricted stock was approximately $461,000; of this amount approximately $186,000 was expensed by the Company, and approximately $275,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock were forfeited upon the recipient’s termination of employment.

11.	OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000 was expensed during the three and six months ended June 30, 2019, respectively, related to the 401K Plan. Approximately $10,000 and $20,000 was expensed during the three and six months ended June 30, 2018, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $47,000 and $72,000 was expensed during the three and six months ended June 30, 2018, related to the Profit-Sharing Plan. This Plan was terminated effective March 31, 2019, and no expense was recognized during the six months ended June 30, 2019.

12.	SUBSEQUENT EVENTS

On August 1st 2019, OHA Investment Corporation (“OHAI”) and the Company announced that they entered into a definitive agreement under which OHAI will merge with and into the Company. The combined company will be externally managed by the Adviser.

Following the transaction, current OHAI stockholders are expected to own approximately 16% of the combined company and OHAI’s credit facility will be paid off in full at the closing of the transaction.

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction shares of the Company are trading at a price below 75% of its net asset value, the Company will initiate a share buyback program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced.

Approval by the Company’s stockholders is not required for the merger transaction, and Oak Hill Advisors, L.P., the external advisor to OHAI, intends to vote its OHAI shares in favor of the transaction.

Under the terms of the proposed transaction, OHAI’s stockholders will receive value per share (based on the net asset value per share of the Company’s stock and the aggregate value of cash consideration) of approximately 108% of OHAI’s net asset value per share at the time of the closing of the transaction from the Company and the Adviser. As of March 31, 2019, OHAI’s net asset value was $37.1 million, or $1.84 per share. In connection with the transaction, OHAI stockholders will receive a combination of (i) a minimum of $8 million in cash (approximately $0.40 per share) from the Company (as may be adjusted as described below); (ii) shares of the Company valued at 100% of the Company’s net asset value per share at the time of closing of the transaction in an aggregate number equal to OHAI’s net asset value at closing minus the $8 million Company cash merger consideration (as may be adjusted as described below); and (iii) an additional cash payment from the Adviser of $3 million in the aggregate, or approximately $0.15 per share.

If the aggregate number of shares of the Company’s stock to be issued in connection with the merger would exceed 19.9% of the issued and outstanding shares of the Company’s common stock immediately prior to the transaction closing, then the cash consideration payable by the Company will be increased to the minimum extent necessary such that the aggregate number of shares of the Company’s common stock to be issued in connection with the merger does not exceed such threshold. The exact exchange ratio for the stock component of the merger will be determined by the net asset value of OHAI and the Company as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction. In addition to approval by OHAI’s stockholders, the closing of the merger is subject to customary conditions. The parties currently expect the transaction to be completed in the fourth calendar quarter of 2019.

The Company has evaluated events and transactions occurring subsequent to June 30, 2019 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

We originate, structure, and invest in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the “Debt Securities Portfolio”). We also invest in joint ventures and debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time we may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with its debt investments.

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

As of June 30, 2019, our remaining asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated in the normal course.

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

Our investment in CLO Fund Securities are primarily managed by our formerly wholly-owned asset management subsidiaries Trimaran Advisors and Trimaran Advisors Management, L.L.C. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments. Our investments in CLO Fund Securities are anticipated to provide us with recurring cash distributions.

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. Effective March 29, 2019, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We will continue to be prohibited by the indentures governing our 6.125% Notes due 2022 (the “6.125% Notes due 2022”) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. See Note 7 - “Borrowings” to our consolidated financial statements.

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

The Externalization Agreement

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

On the date of the Closing, we changed our name from KCAP Financial, Inc. to Portman Ridge Finance Corporation and on April 2, 2019, began trading on the NASDAQ Global Select Market under the symbol “PTMN.”

On April 1, 2019, in connection with the Closing, all of our then-current directors resigned from their positions on our Board of Directors (the “Board”), with the exceptions of Dean Kehler and Christopher Lacovara. Prior to their resignations, the Board approved an increase in the size of the Board from seven members to eight members and appointed the following new individuals to serve on the Board: Graeme Dell; Alexander Duka; Ted Goldthorpe; George Grunebaum; David Moffitt; and Robert Warshauer. Additionally, in connection with the Closing all of the Company’s then-current officers resigned from their positions with the exceptions of Edward Gilpin and Daniel Gilligan. Effective as of the Closing, Ted Goldthorpe was appointed as President and Chief Executive Officer and Patrick Schafer was appointed as Chief Investment Officer of the Company. In May 2019, Mr. Gilligan resigned as Chief Compliance officer, and Andrew Devine was appointed Chief Compliance Officer.

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

The Board, including a majority of independent directors, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the Advisory Agreement, will annually review the compensation we pay to the Adviser.

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

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the six months ended June 30, 2019 (unaudited) and for the year ended December 31, 2018 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Total Portfolio
Fair Value at December 31, 2017 2018 Activity:	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$234,655,836
Purchases / originations / draws	92,911,178	12,781,528	—	—	12,466,667	118,159,373
Pay-downs / pay-offs / sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	(112,052,177)
Net accretion of interest	1,289,512	5,878,260	—	—	—	7,167,772
Net realized losses	9,933	(16,484,872)	—	—	—	(16,474,939)
Increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	(2,903,994)
Fair Value at December 31, 2018 2019 Activity:	147,861,744	44,325,000	2,038,020	3,470,000	30,857,107	228,551,871
Purchases / originations / draws	59,767,608	—	8,728,000	—	5,230,000	73,725,608
Pay-downs / pay-offs / sales	(26,714,436)	(8,863,189)	(80,640)	—	—	(35,658,265)
Net accretion of interest	113,618	3,278,804	—	—	—	3,392,422
Net realized gains (losses)	(9,912,538)	(595,571)	(1,642,282)	(3,470,000)	—	(15,620,391)
Increase (decrease) in fair value	4,205,770	1,861,437	(4,899,412)	—	4,002,150	5,169,945
Fair Value at June 30, 2019	$175,321,765	$40,006,481	$4,143,686	$—	$40,089,257	$259,561,189

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

The following table shows the Company’s portfolio by security type at June 30, 2019 and December 31, 2018:

	June 30, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$27,443,091	$27,443,091	10	$44,756,478	$44,756,478	16
Senior Secured Loan	90,207,102	88,400,312	31	86,040,921	77,616,209	29
Junior Secured Loan	94,843,137	86,499,106	30	76,223,561	70,245,535	26
Senior Unsecured Bond	468,494	422,347	0	—	—	-
CLO Fund Securities	49,300,670	40,006,481	14	55,480,626	44,325,000	16
Equity Securities	16,482,841	4,143,686	1	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	42,611,525	40,089,257	14	37,381,525	30,857,107	11
Total	$339,148,090	$287,004,280	100%	$327,152,104	$273,308,349	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$9,716,693	$9,683,602	3	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	-	17,791,230	3,470,000	1
Automotive	4,912,500	4,912,500	2	—	—	—
Banking, Finance, Insurance & Real Estate	4,423,486	4,371,031	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,955,058	7,751,149	3	5,963,334	5,796,506	2
Capital Equipment	10,875,350	9,600,382	3	10,888,432	9,831,391	4
Chemicals, Plastics and Rubber	4,834,600	4,729,312	2	4,862,063	4,801,645	2
CLO Fund Securities	49,300,670	40,006,481	14	55,480,626	44,325,000	16
Construction & Building	1,532,559	1,508,846	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,260,343	4,474	0	1,140,500	364,240	0
Consumer goods: Non-durable	—	—	-	1,434,568	1,440,525	1
Electronics	6,635,456	6,646,229	2	3,007,500	3,007,500	1
Energy: Oil & Gas	9,375,278	2,352,215	1	16,827,204	8,946,568	3
Environmental Industries	4,027,753	3,977,333	1	8,371,180	6,939,794	3
Forest Products & Paper	1,567,563	1,561,375	1	1,564,583	1,553,920	1
Healthcare & Pharmaceuticals	51,992,065	42,141,979	15	38,638,822	32,287,288	12
High Tech Industries	32,909,730	32,661,019	11	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	-	400,000	1,000	0
Joint Ventures	42,611,525	40,089,257	14	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	3,109,188	2,474,184	1	6,113,852	5,590,863	2
Services: Business	11,772,650	10,414,778	4	10,398,710	9,213,416	3
Services: Consumer	10,792,620	10,754,700	4	—	—	—
Telecommunications	11,931,992	11,662,500	4	8,351,775	8,343,919	3
Textiles and Leather	12,376,690	12,257,843	4	10,140,662	9,940,294	4
Money Market Accounts	14,943,733	14,943,733	5	34,757,129	34,757,129	13
Transportation: Cargo	—	—	-	4,000,634	4,000,400	1
U.S. Government Obligations	12,499,358	12,499,358	4	9,999,349	9,999,349	4
Total	$339,148,090	$287,004,280	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.6% and 10.0%, respectively. At June 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.2% and 9.1%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, and Joint Venture) at June 30, 2019 was spread across 19 different industries and 50 different entities with an average balance per entity of approximately $3.2 million. As of June 30, 2019 four of our investments were on non-accrual status. As of December 31, 2018 five of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At June 30, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 26.4% and 28.0%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 13.3% and 16.5%, respectively, of our total assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13.1% and 15.5% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of June 30, 2019, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value. As of December 31, 2018, our Asset Manager Affiliates had approximately $300 million of par value of assets under management on which they earned management fees, and were valued at approximately $3.5 million.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2019 and December 31, 2018, we had approximately $40.0 million and $44.3 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. The CLO Funds in which we invest have debt that ranks senior to our investment. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment.” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our CLO Fund Securities as of June 30, 2019 and December 31, 2018 are as follows:

			June 30, 2019(3)		December 31, 2018[2]
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Katonah III, Ltd.	Income Notes	23.1	$1,287,155	$369,280	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,374,855	7,159,028	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	10,283,225	8,649,726	11,740,622	9,777,251
Great Lakes KCAP F3C Senior LLC	Class E Notes	27.4	—	—	4,407,106	4,473,840
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,490,604	1,969,447	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,224,838	2,428,469	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,240,369	3,164,550	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,530,845	7,243,984	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,868,779	9,021,997	9,843,450	8,500,000
Total			$49,300,670	$40,006,481	$55,480,626	$44,325,000

[1]	Represents percentage of class held at June 30, 2019.
[2]	Other than KCAP F3C Senior Funding LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018
[3]	Other than Katonah III, Ltd and Dryden 30, all of our CLO Fund securities investments were managed by affiliates.

Investment in Joint Ventures:

KCAP Freedom 3 LLC

During the third quarter of 2017, we and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). We contributed approximately $37 million and Freedom 3 Opportunities contributed approximately $25 million, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding, L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to us of approximately $12.6 million. $11.8 million of this distribution was a return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

We own a 60% equity investment in the Joint Venture. The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the Joint Venture was restructured such that we are now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions was a reduction in the fair value of the Asset Manager Affiliates (realized loss) and increase the fair value of our investment in the Joint Venture (unrealized gain) during the first quarter of 2019.

We have determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the Joint Venture because we do not control the Joint Venture due to allocation of the voting rights among the Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of June 30, 2019	As of December 31, 2018
Investment at fair value	$35,404,220	$32,621,188
Total Assets	$35,404,220	$32,621,188
Total Liabilities	$704,728	$1,970,455
Total Equity	34,699,492	30,650,733
Total Liabilities and Equity	$35,404,220	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income	$1,008,338	$1,221,996	$2,159,724	$2,417,814
Operating expenses	1,479	31,998	18,992	53,761
Net investment income	1,006,859	1,189,998	2,140,732	2,364,053
Unrealized appreciation on investments	(1,278,063)	(1,068,857)	4,048,759	(564,936)
Net income	$(271,204)	$121,141	$6,189,492	$1,799,117

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 13.9%, 12/29 maturity	100.0%	$41,370,653	$35,404,220
Total Investments			$41,370,653	$35,404,220

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

BCP Great Lakes Partnership LP

BCP Great Lakes Partnership LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2019 and December 31, 2018 was $17.7 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”) , the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2019 and December 31, 2018, the Company has a $32.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018.

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments are reflected as “managed by non-affiliates”. Effective April1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. generally accepted accounting principles (“GAAP”) statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, we anticipate a timely distribution of our tax-basis taxable income.

For non-junior class CLO Fund securities, interest is earned at a fixed spread relative to the LIBOR index.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. The fair value of our investment in our Asset Manager Affiliates was de minimis at June 30, 2019. There were no distributions from the Asset Manager Affiliates during the first two quarters of 2019. For the six months ended June 30, 2018, we recognized dividend income of $620,000 from the Asset Manager Affiliates, while cash distributions received were approximately $1.6 million. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate of par value of assets under management by our Asset Manager Affiliates was $300 million as of June 30, 2019 and December 31, 2018.

Investment in Joint Ventures. For the three months ended June 30, 2019 and 2018, the Company recognized $1.3 million and $0.7 million, respectively, in investment income from its investment in the Joint Ventures. For the six months ended June 30, 2019 and 2018, the Company recognized $2.2 million and $1.4 million, respectively, in investment income from its investment in the Joint Ventures. As of June 30, 2019 and December 31, 2018, the fair value of our investment in Joint Ventures was approximately $40.1 million and $30.9 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of  estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2019 and 2018 was approximately $6.9 million and $6.8 million, respectively. Of these amounts, approximately $3.8 million and $4.3 million, respectively was attributable to interest income on our Debt Securities Portfolio. The decrease in interest income on our Debt Securities Portfolio was primarily the result of additional investments placed on non-accrual status since the prior period.

Investment income for the six months ended June 30, 2019 and 2018 was approximately $12.7 million and $13.7 million, respectively. Of these amounts, approximately $6.8 million and $8.0 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At June 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.6% and 10.0%, respectively. At June 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.2% and 9.1%, respectively.

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, our Debt Securities Portfolio is expected to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally, such dividend payments and gains are less predictable than interest income on our loan portfolio.

For the three months ended June 30, 2019 and 2018, approximately $1.7 million and $1.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2019 and 2018, approximately $3.5 million and $3.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $3.9 million and $3.3 million of taxable distributable income on distributions from our CLO Fund Securities during the six months ended June 30, 2019 and 2018, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

Through March 31, 2019 we were internally managed, and directly incurred the cost of management and operations. As a result, we paid no investment management fees or other fees to an external advisor. Our expenses consisted primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees. Interest and compensation expense are typically our largest expenses each period. Since the Closing, we have been externally managed and no longer have any employees. However, in connection with the Advisory Agreement, we pay the Adviser certain investment advisory fees and reimburse the Adviser and Administrator for certain expenses incurred in connection with the services they provide. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

Management Fees. Management fees for the three and six months ended June 30, 2019 were approximately $1.0 million and $1.0 million, respectively. There were no incentive fees earned during the second quarter of 2019.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the expected term of the borrowing.

Compensation Expense. Prior to the Closing of the Externalization on April 1, 2019, compensation expense included base salaries, bonuses, stock compensation, employee benefits and employer-related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contained a profit sharing and/or performance-based bonus component. Following the Closing, we no longer have any employees and therefore do not have any related expenses.

Professional Fees, Administrative services expense and General Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended June 30, 2019 and 2018 were approximately $6.0 million and $4.3 million, respectively. During the second quarter of 2019, the Company recognized a non-cash impairment charge of approximately $1.4 million to write down the value of the right-of-use asset for the lease of office space formerly occupied by the Company prior to the Externalization.

For the three months ended June 30, 2019 and 2018, interest expense and amortization on debt issuance costs for the period was approximately $2.0 million and $1.8 million, respectively, on average debt outstanding of $121 million and $110 million, respectively.

Total expenses for the six months ended June 30, 2018 and 2018 were approximately $14.0 million and $8.7 million, respectively. For the six months ended June 30, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to the lease impairment. For the six months ended June 30, 2018 and 2018, interest expense and amortization on debt issuance costs for the period was approximately $3.8 million and $3.7 million, respectively, on average debt outstanding of $113 million and $109 million, respectively.

For the three months ended June 30, 2019 and 2018, approximately $0 and $1.0 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. Since April 1, 2019, as a result of the Externalization, the Company has no longer has employees and does not incur employee compensation costs. For the three months ended June 30, 2019 and 2018, respectively, professional fees and insurance expenses totaled approximately $0.9 million and $1.0 million. For the three months ended June 30, 2019, Administrative services expense was approximately $0.4 million. Other general and administrative costs, which include rent expense on the Company’s lease obligation, and other administrative expenses, totaled approximately $0.3 million and $480,000 for the three months ended June 30, 2019 and 2018, respectively.

During the second quarter of 2019, the Company recorded an impairment charge of approximately $1.4 million to write down the lease right-of-use asset for office space previously occupied by the Company. The impairment charge is recorded as a separate line item within the expense section of the consolidated statement of operations.

For the six months ended June 30, 2019, approximately $3.7 million and $2.2 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the six months ended June 30, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

For the six months ended June 30, 2019, professional fees and insurance expenses totaled approximately $2.6 million and $1.8 million respectively. For the six months ended June 30, 2019, the Company incurred approximately $1.0 million of professional fees in connection with the Externalization. For the six months ended June 30, 2019, Administrative services expense was approximately $0.4 million. Other general and administrative costs, rent expense on the Company’s lease obligation, technology and other office and administrative expenses, totaled approximately $1.1 million and $982,000 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net (loss) investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2019, net investment loss and net realized losses were approximately ($1.4) million, or ($0.04) per share. For the three months ended June 30, 2018, net investment income and net realized gains were approximately $2.5 million, or $0.07 per share. Net investment (loss) income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

For the six months ended June 30, 2019, net investment loss and net realized losses were approximately ($16.9) million, or ($0.45) per share. For the six months ended June 30, 2018, net investment income and net realized gains were approximately $5.0 million, or $0.13 per share. Net investment (loss) income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the six months ended June 30, 2019, GAAP-basis net investment loss was approximately $(1.3) million or $(0.04) per share, while tax-basis distributable income was approximately $1.5 million or $0.04 per share. For the six months ended June 30, 2018, GAAP-basis net investment income was approximately $5.0 million or $0.13 per basic share, while tax-basis distributable income was approximately $5.4 million or $0.14 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2019, our total investments had net unrealized appreciation of approximately $543 thousand. Included in the net unrealized appreciation are unrealized depreciation on CLO Fund Securities of approximately $599 thousand unrealized depreciation and on equity securities of approximately $152 thousand, an unrealized depreciation of $1.3 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $2.3 million. During the three months ended June 30, 2018, our total investments had net unrealized depreciation of approximately $3.8 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $941 thousand unrealized appreciation and on equity securities of approximately $227 thousand, as well as unrealized depreciation of the Asset Manager Affiliates of $1.3 million thousand, an unrealized loss of $676 thousand on our Joint Ventures investment and unrealized depreciation on our debt securities of $682 thousand.

During the six months ended June 30, 2019, our total investments had net unrealized appreciation of approximately$5.2 million. Included in the net unrealized gain for the six months ended June 30, 2019, are unrealized appreciation on CLO Fund Securities of approximately $1.9 million, net unrealized depreciation on equity securities of approximately $4.9 million, no unrealized on the Asset Manager Affiliates, as well as an unrealized gain of $4.0 million on our Joint Ventures investment and unrealized appreciation on our debt securities of approximately $4.2 million. During the six months ended June 30, 2018, our total investments had net unrealized depreciation of approximately $3.5 million. Included in the net unrealized loss are unrealized depreciation on CLO Fund Securities of approximately $813 thousand unrealized appreciation and on equity securities of approximately $164 thousand, as well as unrealized depreciation of the Asset Manager Affiliates of $1.0 million, an unrealized loss of $425 thousand on our Joint Ventures investment and unrealized depreciation on our debt securities of $1.1 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2019 was ($0.8) million, or $(0.02) per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2018 was ($1.3) million, or $(0.04) per share.

The net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2019 was ($11.8) million, or $(0.32) per basic share. Net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2018 was $1.3 million, or $0.03 per share.

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

As of June 30, 2019 and December 31, 2018 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2019	December 31, 2018
Cash	$236,828	$5,417,125
Restricted Cash	3,467,338	3,907,341
Short-term investments[2]	27,443,091	44,756,478
Senior Secured Loan	88,400,312	77,616,209
Junior Secured Loan	86,499,106	70,245,535
Senior Unsecured Bond	422,347	—
CLO Fund Securities	40,006,481	44,325,000
Equity Securities	4,143,686	2,038,020
Joint Ventures	40,089,257	30,857,107
Asset Manager Affiliates	—	3,470,000
Total	$290,708,446	$282,632,815

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2019, we had approximately $123 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 211%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

The recently enacted Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, the Board , including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of its Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective as of March 29, 2019. We will continue to be prohibited by the indentures governing our 6.125% Notes (each, as defined and discussed in Note 6- “Borrowings”) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%.

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations. In addition, due to the asset coverage requirement currently applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, we will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At June 30, 2019, we were in compliance with all of our debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise. The Revolving Credit Facility is secured by all of the assets held by Funding, and we have pledged our interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At June 30, 2019, Funding was in compliance with all of its debt covenants. As of June 30, 2019, $43.9 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

Investment in Joint Ventures

During the third quarter of 2017, we entered into an agreement with Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture See “Investment in Joint Venture,” above for further information.

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing Great Lakes KCAP FC3 Senior, LLC (formerly known as KCAP F3C Senior Funding, LLC). In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions is a reduction in the fair value of the Asset Manager Affiliates and increase the fair value of the Company’s investment in the Joint Venture. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the Statement of Operations during the first quarter of 2019. The increase in the fair value our investment in the Joint Venture was recognized as an unrealized gain in the Statement of Operations during the first quarter of 2019.

Investment in Great Lakes and Asset Purchase Letter Agreement

We have invested in BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”), which in turn has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in Great Lakes Funding LLC. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

The fair value of our investment in the BCP Great Lakes Partnership at June 30, 2019 was $17.7 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BGP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), we generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the BCP Great Lakes Partnership.

In March 2019, we increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2019, we had a $32.3 million unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

On December 12, 2018, we and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which we and BCP each agreed to use commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less $25 million of aggregate amount of capital contributions made by us to the BCP Great Lakes Partnership. In the second quarter of 2019 BCP’s obligation was satisfied.

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

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of our net investment income and distributable taxable income.

On March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes Due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions paid by us since 2017.

	Distribution	Declaration Date		Record Date	Pay Date
2019:
Second quarter	$0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	$0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.20
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	$0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40
2017:
Fourth quarter	$0.12	9/22/2017		10/10/2017	10/26/2017
Third quarter	0.12	6/20/2017		7/7/2017	7/27/2017
Second quarter	0.12	3/21/2017		4/7/2017	4/28/2017
First quarter	$0.12	12/14/2016	[1]	1/6/2017	1/27/2017
Total declared in 2017	$0.48

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2019 and December 31, 2018, the Company had approximately $33.2 million and $12.9 million commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$122,766,011	$—	$45,358,811	$77,407,200	$—
Obligations under long-term lease	$3,935,477	$400,218	$1,600,872	1,600,872	333,515

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

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board pursuant to procedures approved by our Board. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Board determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Pursuant to ASC 946: Financial Services — Investment Companies (“ASC 946”), we reflect our investments on our balance sheet at their determined fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price).

See Note 4 to the consolidated financial statements for the additional information about the level of market observability associated with investments carried at fair value.

We follow the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies — Investments”).

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

Fair values of other investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and/or industry when such amounts are available. Generally, these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Such investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

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

Our Board may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2019, four of our investments were on non-accrual status.

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

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of net investment income and distributable taxable income. The following table sets forth the quarterly distributions paid by us for the 2019, 2018 and 2017 calendar years.

	Distribution	Declaration Date		Record Date	Pay Date
2019:
Second quarter	$0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	$0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.20
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	$0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40
2017:
Fourth quarter	$0.12	9/22/2017		10/10/2017	10/26/2017
Third quarter	0.12	6/20/2017		7/7/2017	7/27/2017
Second quarter	0.12	3/21/2017		4/7/2017	4/28/2017
First quarter	$0.12	12/14/2016	[1]	1/6/2017	1/27/2017
Total declared in 2017	$0.48

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2019, approximately 78% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 75% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2019, we had $121.3 million (par value) of borrowings outstanding at a current weighted average rate of 6.0%, of which $77.4 million par value had a fixed rate and $43.9 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2019 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,248,164	$2,496,328	$3,744,492
Decrease in interest rate	$(1,246,177)	$(2,494,341)	$(3,019,315)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.2 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.5 million and $3.7 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $1.2 million, $1.5 million and $3.0 million, respectively. The negative impact of a 3% decline in interest rates is less severe than the impact of a 2% decline in interest rates due to the impact of interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2019.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board pursuant to a valuation methodology approved by our Board. Investments for which market quotations are generally readily available are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Board. Each quarter, the independent valuation firm will perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

Item 4.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 5.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

On April 1, 2019 we entered into the Advisory Agreement and became an externally-managed BDC managed by Sierra Crest Investment Management LLC, our Adviser. In connection with the Externalization, we terminated the employment of all of our existing employees and began operating under operational policies and procedures established by the Adviser. We historically relied on our employees for all of our business functions, including investment origination, monitoring, portfolio servicing, accounting and management functions, all of which are now performed by the Adviser. Certain former employees of KCAP Financial, Inc. who historically had significant roles with respect to our internal control over financial reporting were hired by the Adviser and are currently employed by the Adviser in order to provide continuing services to us, including services related to our internal control over financial reporting. We consider the changes described above to be material changes in our internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the risk factors previously described in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the six months ended June 30, 2019, we issued a total of 39,786 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the six months ended June 30, 2019, the aggregate value of the shares of our common stock issued under our DRIP was approximately $56,000.

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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 6, 2019	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *