Form 10-Q
period 2019-09-30
Portman Ridge Finance Corp
filed 2019-11-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of common stock of the registrant as of November 4, 2019 was 37,371,912.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2019 - $23,180,863; 2018 - $44,756,478)	$23,180,863	$44,756,478
Debt securities (amortized cost: 2019 - $186,442,505; 2018 - $162,264,482)	175,624,345	147,861,744
CLO Fund Securities managed by affiliates (amortized cost: 2019 - $46,022,111; 2018 - $4,407,106)	34,451,281	4,473,840
CLO Fund Securities managed by non-affiliates (amortized cost: 2019 - $2,803,872; 2018 - $51,073,520)	2,420,014	39,851,160
Equity securities (cost: 2019 - $19,528,755; 2018 - $9,477,763)	6,279,611	2,038,020
Asset Manager Affiliates (cost: 2019 - $17,791,230; 2018 - $17,791,230)	—	3,470,000
Joint Ventures (cost: 2019 - $49,052,776; 2018 - $37,381,525)	45,426,006	30,857,107
Derivatives (cost: 2019 - $30,609; 2018 - $0)	9,650	-
Total Investments at Fair Value (cost: 2019 - $344,852,721; 2018 - $327,152,104)	287,391,771	273,308,349
Cash	341,166	5,417,125
Restricted cash	1,010,578	3,907,341
Interest receivable	1,248,372	1,342,970
Due from affiliates	670,946	1,007,631
Operating lease right-of-use asset	1,602,077	—
Other assets	900,830	481,265
Total Assets	$293,165,740	$285,464,681
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2019-$1,793,546; 2018 - $2,207,341)	$75,613,654	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019-$1,154,688; 2018 - $1,155,754)	46,865,797	25,200,331
Operating lease liability	3,265,081	—
Payable for open trades	31,489,007	23,204,564
Accounts payable and accrued expenses	1,439,062	3,591,910
Accrued interest payable	262,964	131,182
Due to affiliates	481,163	115,825
Management and incentive fees payable	1,026,000	—
Total Liabilities	160,442,728	127,443,670
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,566,771 issued, and 37,371,912 outstanding at September 30, 2019, and 37,521,705 issued, and 37,326,846 outstanding at December 31, 2018	373,719	373,268
Capital in excess of par value	307,210,386	306,784,387
Total distributable (loss) earnings	(174,861,093)	(149,136,644)
Total Stockholders' Equity	132,723,012	158,021,011
Total Liabilities and Stockholders' Equity	$293,165,740	$285,464,681
NET ASSET VALUE PER COMMON SHARE	$3.55	$4.23

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest from investments in debt securities	$3,882,096	$4,487,575	$10,650,753	$11,796,245
Payment-in-kind investment income	311,936	329,365	325,478	1,061,419
Interest from cash and time deposits	13,952	9,767	66,065	71,183
Investment income on CLO Fund Securities managed by affiliates	1,454,086	1,179,463	3,193,840	4,428,032
Investment income on CLO Fund Securities managed by non-affiliates	107,889	94,992	1,894,737	292,694
Dividends from Asset Manager Affiliates	—	300,000	—	920,000
Investment income - Joint Ventures	1,300,590	750,000	3,542,257	2,150,000
Capital structuring service fees	5,647	7,588	116,645	114,097
Total investment income	7,076,196	7,158,750	19,789,775	20,833,670
Expenses:
Management fees	1,026,000	—	2,052,100	—
Performance-based incentive fees	—	—	—	—
Interest and amortization of debt issuance costs	2,280,627	1,871,187	6,063,984	5,582,467
Compensation	—	1,004,323	3,688,578	3,216,710
Professional fees	644,485	867,724	2,827,131	2,489,098
Insurance	129,157	79,152	577,257	236,900
Administrative services expense	438,502	—	848,102	—
Other general and administrative expenses	314,992	381,835	1,374,606	1,364,302
Impairment of operating lease right-of-use asset	—	—	1,431,030	—
Total expenses	4,833,763	4,204,221	18,862,788	12,889,477
Management and performance-based incentive fees waived	—	—	—	—
Net Expenses	4,833,763	4,204,221	18,862,788	12,889,477
Net Investment Income	2,242,433	2,954,529	926,987	7,944,193
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(1,176,073)	(136,766)	(16,796,465)	(137,336)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(621,192)	(1,232,216)	3,584,578	(2,357,578)
Equity securities	(909,990)	(171,775)	(5,809,402)	(335,348)
CLO Fund Securities managed by affiliates	(2,715,673)	682,574	(3,330,808)	(325,678)
CLO Fund Securities managed by non-affiliates	55,174	5,427	2,531,746	200,723
Asset Manager Affiliates investments	—	(1,035,000)	—	(2,031,000)
Joint Venture Investments	(1,104,502)	282,076	2,897,649	(142,430)
Derivatives	(20,959)	—	(20,959)	—
Total net change in unrealized appreciation (depreciation)	(5,317,142)	(1,468,914)	(147,196)	(4,991,311)
Net realized and unrealized (depreciation) on investments	(6,493,215)	(1,605,680)	(16,943,661)	(5,128,647)
Realized losses on extinguishments of Debt	—	—	—	(169,074)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(4,250,782)	$1,348,849	$(16,016,674)	$2,646,472
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.11)	$0.04	$(0.43)	$0.07
Diluted:	$(0.11)	$0.04	$(0.43)	$0.07
Net Investment (Loss) Income Per Common Share:
Basic:	$0.06	$0.08	$0.02	$0.21
Diluted:	$0.06	$0.08	$0.02	$0.21
Weighted Average Shares of Common Stock Outstanding—Basic	37,361,746	37,349,904	37,348,835	37,354,449
Weighted Average Shares of Common Stock Outstanding—Diluted	37,361,746	37,349,904	37,348,835	37,354,449

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operations:
Net investment (loss) income	$926,987	$7,944,193
Net realized (losses) gains from investment transactions	(16,796,465)	(137,336)
Realized losses from extinguishments of debt	—	(169,074)
Net change in unrealized appreciation on investments	(147,196)	(4,991,311)
Net (decrease) increase in stockholders’ equity resulting from operations	(16,016,674)	2,646,472

Stockholder distributions:	(9,707,773)	(11,157,327)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	167,512	154,600
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(86,743)
Stock based compensation	258,936	546,927
Net increase in net assets resulting from capital share transactions	426,448	614,784
Net assets at beginning of period	158,021,011	181,804,576
Net assets at end of period	$132,723,012	$173,908,505
Net asset value per common share	$3.55	$4.66
Common shares outstanding at end of period	37,371,912	37,349,224

(1)	Refer to note 10 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(16,016,674)	$2,646,472
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses (gains) on investment transactions	16,796,465	137,336
Net change in unrealized appreciation from investments	147,196	4,991,311
Purchases of investments	(106,626,968)	(75,550,935)
Proceeds from sales and redemptions of investments	80,926,508	115,362,645
Net accretion of investments	(5,001,145)	(5,408,308)
Amortization of debt issuance costs	787,011	665,000
Realized losses on extinguishments of debt	—	169,074
Operating lease impairment	1,431,030	—
Net amortization of operating lease	(143,016)	—
Payment-in-kind interest income	(325,478)	(1,061,419)
Stock-based compensation	258,936	546,927
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	8,284,443	(34,215,195)
(Increase) Decrease in receivable for open trades	—	2,993,750
Decrease (increase) in interest and dividends receivable	94,598	(1,224,891)
Increase in accrued interest payable	131,782	86,133
(Increase) decrease in other assets	(419,565)	189,737
Decrease (increase) in due from affiliates	336,685	308,373
Increase in management and incentive fees payable	1,026,000	(24,956)
(Decrease) increase in due to affiliates	365,338	—
Decrease (increase) in accounts payable and accrued expenses	(1,777,859)	(342,250)
Net cash (used in) provided by operating activities	(19,724,712)	10,268,804
FINANCING ACTIVITIES:
Debt issuance costs	(372,150)	(1,459,899)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(86,743)
Distributions to stockholders	(9,540,261)	(11,002,727)
Repayment 7.375 Notes Due 2019	—	(20,000,000)
Borrowings under Great Lakes KCAP Funding LLC, Revolving Credit Facility	85,000,000	31,000,000
Repayment of Great Lakes KCAP Funding LLC, Revolving Credit Facility	(63,335,599)	(8,051,806)
Net cash provided by (used in) financing activities	11,751,990	(9,601,175)
CHANGE IN CASH AND RESTRICTED CASH	(7,972,722)	667,629
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,324,466	2,034,095
CASH AND RESTRICTED CASH, END OF PERIOD	$1,351,744	$2,701,724
Supplemental Information:
Interest paid during the period	$4,772,071	$4,830,690
Dividends paid during the period under the dividend reinvestment plan	$167,512	$154,600
Supplemental non-cash information:
Realized loss on Asset Manager Affiliates	$3,470,000	$—
Initial recognition of operating lease right-of-use asset	$3,309,131	$—
Initial recognition for operating lease liability	$3,684,121	$—
Amounts per balance sheet
Cash	$341,166	$1,713,906
Restricted cash	1,010,578	987,818
Total Cash and Restricted cash	$1,351,744	$2,701,724

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2019

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Acrisure, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — 2017-2 Refinancing Term Loan (First Lien) 6.4% Cash, 3 month LIBOR(2.10%) + 4.25%; LIBOR Floor 1.00% , Due 11/23	9/30/2019	$1,994,911	$1,992,417	$1,992,417

Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 19.1% PIK, 1 month LIBOR(2.10%) + -2.10%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	1,163,950	1,069,118	2,474

Akumin Corp. Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Initial Term B Loan 8.0% Cash, 3 month LIBOR(2.04%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,244,375	2,202,509	2,199,488

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)	Senior Secured Loan — Revolving Loan 11.6% Cash, 3 month LIBOR(2.10%) + 9.50%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	416,667	374,954	400,708

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)	Senior Secured Loan — Term Loan 8.9% Cash, 2.8% PIK, 3 month LIBOR(2.10%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	4,590,686	4,406,856	4,414,862

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.4% Cash, 1 month LIBOR(2.26%) + 5.17%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,947,500	2,946,198	2,883,539

BW NHHC Holdco Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 1 month LIBOR(2.05%) + 5.00% , Due 5/25	5/16/2018	1,975,000	1,951,130	1,793,893

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Extended Term Loan (Second Lien) 11.5% Cash, 3 month LIBOR(2.04%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,500,652	1,480,736

Child Development Schools, Inc. Services: Consumer	(8)(14)	Senior Secured Loan — Term Loan 6.5% Cash, 1 month LIBOR(2.26%) + 4.25% , Due 5/23	6/6/2018	4,588,691	4,580,275	4,594,427

Community Care Health Network, Inc. (aka Matrix Medical Network) Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Closing Date Term Loan 6.8% Cash, 1 month LIBOR(2.04%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,975,000	1,971,196	1,848,108

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Corsair Gaming, Inc. High Tech Industries	(8)	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.10%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	3,000,000	2,966,199	2,947,500

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.29%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,004,425	2,790,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 9.8% Cash, 3 month LIBOR(2.33%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,962,406	4,919,934	3,706,297

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(1.71%) + 4.25%; LIBOR Floor 1.00% , Due 7/25	6/27/2019	-	(4,018)	(4,018)

Dun & Bradstreet Corporation, The Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Borrowing 7.1% Cash, 3 month LIBOR(2.05%) + 5.00% , Due 2/26	4/24/2019	5,000,000	5,043,750	5,043,750

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 7.1% Cash, 1 month LIBOR(2.13%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,055,593	1,058,611	1,055,593

First American Payment Systems, L.P. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Junior Secured Loan — Tranche B Term Loan (Second Lien) 12.8% Cash, 1 month LIBOR(2.31%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,471,358	1,458,000

GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Senior Secured Loan — Term Loan 9.5% Cash, Fixed , Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 12.4% Cash, 3 month LIBOR(2.10%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,490,055	1,220,625

Global Tel*Link Corporation Telecommunications	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 10.3% Cash, 1 month LIBOR(2.04%) + 8.25% , Due 11/26	5/21/2013	2,000,000	1,968,622	1,912,600

Global Tel*Link Corporation Telecommunications	(8)(13)	Junior Secured Loan — Loan (Second Lien) 10.3% Cash, 3 month LIBOR(2.04%) + 8.25% , Due 11/26	5/21/2013	5,000,000	4,923,901	4,781,500

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Term B Loan (First Lien) 11.3% Cash, 3 month LIBOR(2.27%) + 9.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,648,188

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Fixed , Due 7/18	1/30/2013	7,191,667	7,169,109	4,152,201

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.04%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,569,078	1,525,481

Idera, Inc. High Tech Industries	(8)(14)	Junior Secured Loan — Loan (Second Lien) 11.1% Cash, 3 month LIBOR(2.05%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,390,709	7,387,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR(2.16%) + 4.47%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,940,135	3,911,704	3,916,314

Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)(13)	Junior Secured Loan — Loan (Second Lien) 11.1% Cash, 1 month LIBOR(2.05%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,194,396

Kellermeyer Bergensons Services, LLC Services: Business	(8)	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 6.8% Cash, 1 month LIBOR(2.10%) + 4.71%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,077,713	2,075,765	2,064,623

Kronos Foods Corp Beverage, Food and Tobacco	(8)(13)(14)	Senior Secured Loan — Fourth Amendment Term Loan 6.9% Cash, 3 month LIBOR(2.10%) + 4.75% , Due 9/22	6/27/2019	4,968,553	4,922,680	4,918,868

Navex Topco, Inc. Electronics	(8)(13)(14)(19)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(2.13%) + 7.00% , Due 9/26	12/4/2018	3,000,000	2,972,114	2,973,750

PHI Group, Inc. Transportation: Cargo	(8)(14)	Senior Secured Loan — Loan 9.0% Cash, 3 month LIBOR(2.04%) + 7.00%; LIBOR Floor 1.00% , Due 9/24	7/10/2019	8,675,847	8,502,331	8,502,331

Pinstripe Holdings, LLC (Aka Cielo) Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.1% Cash, 3 month LIBOR(2.05%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,975,000	4,886,642	4,883,460

Playpower, Inc. Construction & Building	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.10%) + 5.50% , Due 5/26	6/23/2015	1,520,277	1,528,417	1,491,999

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(2.03%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,953,158	2,941,194

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.9% Cash, 1 month LIBOR(2.10%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,851,200	2,839,628	2,623,104

Radiology Partners, Inc. Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Term B Loan (First Lien) 6.8% Cash, 3 month LIBOR(2.00%) + 4.75% , Due 7/25	9/30/2019	2,984,906	2,951,325	2,958,778

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.9% Cash, 3 month LIBOR(2.10%) + 5.75%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	6,965,000	6,865,059	6,935,747

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR(2.11%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,814,498	1,814,498	1,814,498

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.1% Cash, 1 month LIBOR(2.06%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,975,905	2,757,468

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Fixed , Due 3/21	3/26/2014	5,000,000	4,995,555	2,708,841

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Fixed , Due 3/21	3/26/2014	1,700,000	1,698,486	921,006

Salient CRGT Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.1% Cash, 1 month LIBOR(2.05%) + 6.00%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,803,408	1,816,631	1,716,123

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(2.32%) + 8.17%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,964,793	4,975,000

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(2.32%) + 8.17%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	992,356	995,000

SOS Security Holdings LLC Services: Business	(8)(14)	Senior Secured Loan — Term Loan 8.8% Cash, 3 month LIBOR(2.26%) + 6.50%; LIBOR Floor 1.00% , Due 4/25	6/5/2019	2,493,750	2,470,123	2,452,104

Syndigo LLC Services: Business	(8)(14)	Senior Secured Loan — Incremental Term Loan 7.5% Cash, 3 month LIBOR(2.04%) + 5.50% , Due 10/24	8/23/2019	7,937,071	7,780,530	7,778,330

Tailwind Randys, LLC Automotive	(8)(14)	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.10%) + 5.50%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	4,987,500	4,903,922	4,887,750

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	632,924	620,145	532,267

Teneo Holdings LLC Services: Business	(8)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.3% Cash, 1 month LIBOR(2.04%) + 5.25%; LIBOR Floor 1.00% , Due 7/25	8/23/2019	5,000,000	4,803,630	4,800,000

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1 month LIBOR(2.04%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,383,112	12,257,840

Time Manufacturing Acquisition, LLC Capital Equipment	(8)(13)(14)	Senior Secured Loan — Term Loan 7.1% Cash, 1 month LIBOR(2.13%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,419,837	3,421,112	3,444,207

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.7% Cash, 3 month LIBOR(2.20%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	207,901	206,241	207,069

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.7% Cash, 3 month LIBOR(2.20%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	3/29/2019	5,703,351	5,678,203	5,680,538

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.9% Cash, 1 month LIBOR(2.18%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	979,798	978,100	945,995

TRSO I, Inc. Energy: Oil & Gas	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	12/24/2012	1,000,000	999,343	1,000,000

WireCo WorldGroup Inc. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.04%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,971,831	2,878,193

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(19)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 1 month LIBOR(2.18%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,481,846	3,231,683
Total Investment in Debt Securities (132% of net asset value at fair value)				$188,475,225	$186,442,505	$175,624,345

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
AAPC Holdings LLC.(8)(13) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(20) Consumer goods: Durable	Warrant	6/13/2012	1.90%	-	1,000

Advanced Lighting Technologies, Inc.(8)(13)(20) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Anthem Sports & Entertainment Inc. (8)(13)(20) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	45,914	45,914

Anthem Sports & Entertainment Inc. (8)(13)(20) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	-	-

Anthem Sports & Entertainment Inc. (8)(13)(20) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	-	-

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13)(20) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	98,827

eInstruction Acquisition, LLC(8)(13)(20) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(20) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	541,500

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(20) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Roscoe Investors, LLC(8)(13)(20) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Equipment Holdings, LLC(8)(9)(10)(13)(20) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	-

Ohene Holdings B.V.(13)(20) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(20) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	88,369

Total Investment in Equity Securities (5% of net asset value at fair value)				$19,528,755	$6,279,611

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity (16)	12/11/2006	23.1%	$1,287,155	$487,508
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(19)	Subordinated Securities, effective interest 21.1%, 1/28 maturity	6/4/2013	23.3%	6,294,986	6,268,534
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(19)	Subordinated Securities, effective interest 12.6%, 4/30 maturity	5/6/2014	22.2%	10,192,718	8,302,955
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 29.0%, 12/29 maturity	10/10/2013	6.8%	1,516,717	1,932,505
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(19)	Subordinated Securities, effective interest 4.7%, 11/25 maturity	8/15/2014	24.9%	6,132,465	1,221,236
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(19)	Subordinated Securities, effective interest 12.5%, 10/26 maturity	5/5/2015	9.9%	4,190,443	2,856,878
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(19)	Subordinated Securities, effective interest 9.9%, 4/27 maturity	12/21/2016	24.9%	9,440,106	6,854,783
Catamaran CLO 2018-1 Ltd(3)(6)(13)(19)	Subordinated Securities, effective interest 13.3%, 10/31 maturity	9/27/2018	24.8%	9,771,393	8,946,896

Total Investment in CLO Fund Securities (28% of net asset value at fair value)				$48,825,983	$36,871,295

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates(8)(9)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value
Advantage Capital Holdings LLC.(13) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(20,959)

Anthem Sports & Entertainment Inc. (13) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	30,609

Total Derivatives (0% of net asset value at fair value)				$30,609	$9,650
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$21,235,739
BCP Great Lakes Holdings LP(9)(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	48%	24,137,918	24,190,267

Total Investment in Joint Ventures (34% of net asset value at fair value)				$49,052,776	$45,426,006

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$13,181,681	$13,181,681

US Treasury Bill (Cusip:9127965L4)(8)	U.S. Government Obligation		1.50%	$9,999,183	9,999,183
Total Short-term Investments (17% of net asset value at fair value)				$23,180,863	$23,180,863

Total Investments[4]				$344,852,721	$287,391,771

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2019. As noted in the table above, 72% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of September 30, 2019 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $345 million. The aggregate gross unrealized appreciation is approximately $0.2 million, the aggregate gross unrealized depreciation is approximately $57.7 million, and the net unrealized depreciation is approximately $57.5 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]

Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 71.7% of the total assets at September 30, 2019.

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
[14]

As of September 30, 2019, this investment is owned by Great Lakes KCAP Funding I, LLC and was pledged to secure Great Lakes KCAP Funding I, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2018

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.(5)(8)(13) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 9.8% Cash, 10.0% PIK, 3 month LIBOR(2.80%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,007,062	$958,499	$362,240

AlixPartners, LLP(8)(13) Services: Business	Senior Secured Loan — 2017 Refinancing Term Loan 5.3% Cash, 1 month LIBOR(2.52%) + 2.75%; LIBOR Floor 1.00% , Due 4/24	12/28/2018	997,462	957,563	957,563

Asurion, LLC (fka Asurion Corporation)(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Amendment No. 14 Replacement B-4 Term Loan 5.5% Cash, 1 month LIBOR(2.52%)+ 3.00%; LIBOR Floor 1.00% , Due 8/22	12/28/2018	1,520,851	1,463,819	1,460,001

BMC Acquisition, Inc. (aka BenefitMall)(8)(13)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.8% Cash, 6 month LIBOR(2.59%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,970,000	2,968,502	2,942,082

BW NHHC Holdco Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 1 month LIBOR(2.47%) + 5.00% , Due 5/25	5/16/2018	1,990,000	1,962,751	1,950,200

Carestream Health, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Extended Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,496,079	1,480,736

Child Development Schools, Inc.(8)(13)(14) Services: Business	Senior Secured Loan — Term Loan 6.7% Cash, 3 month LIBOR(2.50%) + 4.25% , Due 5/23	6/6/2018	4,794,521	4,783,918	4,782,534

Community Care Health Network, Inc. (aka Matrix Medical Network) (8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.3% Cash, 1 month LIBOR(2.52%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,990,000	1,985,635	1,873,784

Corsair Gaming, Inc.(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(2.80%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	9/29/2017	5,000,000	4,936,538	4,929,000

Corsair Gaming, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 7.1% Cash, 3 month LIBOR(2.80%) + 4.25%; LIBOR Floor 1.00% , Due 8/24	9/29/2017	1,989,954	1,985,554	1,968,678

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien)10.2% Cash, 3 month LIBOR(2.41%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,006,304	2,841,300

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 6.8% Cash, 1 month LIBOR(2.52%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	11/19/2014	3,964,063	3,958,001	3,306,683

Decolin Inc.(3)(13)(14) Textiles and Leather	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 month LIBOR(2.51%) + 4.50%; LIBOR Floor 1.00% , Due 12/23	1/26/2018	2,190,363	2,181,096	2,092,454

Dell International L.L.C. (EMC Corporation)(8)(13) High Tech Industries	Senior Secured Loan — Refinancing Term B Loan 4.5% Cash, 1 month LIBOR(2.53%) + 2.00%; LIBOR Floor 0.75% , Due 9/23	12/28/2018	2,000,000	1,930,000	1,930,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 10.3% Cash, 3 month LIBOR(2.81%) + 7.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,987,469	4,938,132	4,937,594

Drew Marine Group Inc.(8)(13)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	11/19/2013	4,000,000	4,000,634	4,000,400

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,103,728	1,107,755	1,103,728

First American Payment Systems, L.P.(8)(13)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 13.0% Cash, 3 month LIBOR(2.54%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,466,870	1,399,200

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(2.53%) + 7.25%; LIBOR Floor 1.00% , Due 2/26	1/25/2018	1,099,654	1,111,477	1,090,032

GI Advo Opco, LLC(5)(8)(13)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 9.5% Cash, Due 11/21	11/19/2015	180,304	179,431	117,919

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GK Holdings, Inc. (aka Global Knowledge)(8)(13) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 13.1% Cash, 3 month LIBOR(2.80%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,486,831	1,376,250

Global Tel*Link Corporation(8)(13) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	5,000,000	4,915,960	4,912,500

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Junior Secured Loan — Loan (Second Lien) 11.0% Cash, 3 month LIBOR(2.71%) + 8.25% , Due 11/26	5/21/2013	2,000,000	1,965,349	1,965,000

Global Tel*Link Corporation(8)(13)(14) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 3 month LIBOR(2.71%) + 4.25% , Due 11/25	12/7/2017	1,473,788	1,470,466	1,466,419

Grupo HIMA San Pablo, Inc.(8)(13) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 9.5% Cash, 3 month LIBOR(2.52%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,813,058	2,813,058	2,728,666

Grupo HIMA San Pablo, Inc.(5)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,789,650

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(13)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 11/23	6/18/2013	2,817,177	2,836,587	2,564,688

Hoffmaster Group, Inc.(8)(13)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 12.0% Cash, 1 month LIBOR(2.52%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,564,583	1,553,920

Infobase Holdings, Inc.(8)(13)(14) High Tech Industries	Senior Secured Loan — Term Loan 7.1% Cash, 3 month LIBOR(2.63%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	4,017,393	3,981,675	3,977,219

Ion Media Networks, Inc.(8)(13) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B-3 Loan 5.3% Cash, 1 month LIBOR(2.53%) + 2.75%; LIBOR Floor 1.00% , Due 12/20	12/28/2018	3,000,000	2,917,500	2,917,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(13) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 11.4% Cash, 1 month LIBOR(2.35%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	3,228,619	3,228,619	3,071,062

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Jane Street Group, LLC(8)(13) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Dollar Term Loan (2018) 5.5% Cash, 1 month LIBOR(2.50%) + 3.00% , Due 8/22	12/28/2018	2,992,500	2,932,650	2,932,650

Kellermeyer Bergensons Services, LLC(8) Services: Business	Senior Secured Loan — 2018 Replacement Term Loan (First Lien) 7.5% Cash, 3 month LIBOR(2.71%) + 4.75%; LIBOR Floor 1.00% , Due 10/21	10/31/2014	2,093,452	2,090,784	2,096,069

MB Aerospace Holdings II Corp.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 1/25	5/10/2013	1,237,500	1,232,118	1,149,390

Navex Topco, Inc.(8)(13)(14) Electronics	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(2.53%) + 7.00% , Due 9/26	12/4/2018	3,000,000	3,007,500	3,007,500

Playpower, Inc.(8)(13)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 3 month LIBOR(2.80%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	6/23/2015	1,393,745	1,400,223	1,394,163

PSC Industrial Holdings Corp.(8)(13) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.96% Cash, 1 month LIBOR(2.46%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,949,039	2,940,300

PVHC Holding Corp(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 7.57% Cash, 3 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,872,800	2,859,340	2,859,872

Q Holding Company (fka Lexington Precision Corporation)(8)(13)(14) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 7.5% Cash, 1 month LIBOR(2.52%) + 5.00%; LIBOR Floor 1.00% , Due 12/21	12/16/2016	1,979,381	2,002,724	1,941,773

Ravn Air Group, Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.8% Cash, 3 month LIBOR(2.81%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,894,549	1,894,549	1,894,549

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR(2.56%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,973,097	2,775,000

Roscoe Medical, Inc.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	1,700,000	1,697,733	1,525,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc.(8)(13)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	3/26/2014	5,000,000	4,993,345	4,487,500

Salient CRGT Inc.(8)(13)(14) HighTech Industries	Senior Secured Loan — Initial Term Loan, 8.3% Cash, 1 month LIBOR(2.52%) + 5.75%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	1,841,753	1,859,440	1,758,874

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	991,195	990,400

SCSG EA Acquisition Company, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.6% Cash, 3 month LIBOR(2.40%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,959,445	4,952,000

Sierra Enterprises, LLC (aka Lyons Magnus)(8)(13)(14) Beverage, Food and Tobacco	Senior Secured Loan — Tranche B-1 Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(2.52%) + 3.50%; LIBOR Floor 1.00% , Due 11/24	11/3/2017	2,970,056	2,957,029	2,955,206

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(5)(8)(13) Environmental Industries	Junior Secured Loan — Restructured Term Loan 1.0% Cash, 8.3% PIK, 3 month LIBOR (2.80%) + 5.50% , Due 10/22	6/25/2013	2,035,770	1,941,220	560,855

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Senior Secured Loan — Term Loan 14.8% Cash, 3 month LIBOR(2.82%) + 12.00% , Due 10/22	6/25/2013	339,788	339,788	339,788

Tank Partners Holdings, LLC(5)(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 3.0% Cash, 12.5% PIK, 1 month PRIME (5.00%)+7.5%; PRIME Floor 3.00% , Due 8/19	8/28/2014	15,295,083	14,149,836	7,398,223

Tex-Tech Industries, Inc.(8)(13) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR (2.52%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	8,008,000	7,959,567	7,847,840

Time Manufacturing Acquisition, LLC(8)(13)(14) Capital Equipment	Senior Secured Loan — Term Loan 7.6% Cash, 6 month LIBOR(2.63%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	2/3/2017	3,446,143	3,447,715	3,430,291

TronAir Parent Inc.(8)(13)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 7.6% Cash, 6 month LIBOR(2.82%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	987,374	985,337	954,001

TRSO I, Inc.(8)(13) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 12/19	12/24/2012	1,000,000	997,207	1,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Verdesian Life Sciences, LLC(8)(13)(14) Environmental Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1 month LIBOR(2.53%) + 5.00%; LIBOR Floor 1.00% , Due 7/20	6/25/2014	2,075,305	2,033,378	1,993,123

Weiman Products, LLC(8)(13)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.3% Cash, 3 month LIBOR(2.80%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	11/22/2013	1,440,525	1,434,568	1,440,525

WireCo WorldGroup Inc. (8)(13) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1 month LIBOR(2.52%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,967,619	2,957,100

Zest Acquisition Corp.(8)(13) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(2.45%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,479,741	3,430,000

(94% of net asset value at fair value)			$164,541,812	$162,264,482	$147,861,744

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(8)(13) Consumer goods: Durable	Warrants	6/13/2012	1.90%	$—	$1,000

Advanced Lighting Technologies, Inc.(8)(13) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	181,999	1,000

Aerostructures Holdings L.P.(8)(13) Aerospace and Defense	Partnership Interests	2/28/2007	1.16%	157,717	50,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(13) Media: Advertising, Printing & Publishing	Common	12/18/2006	1.17%	359,765	108,675

eInstruction Acquisition, LLC(3)(13) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(13) Capital Equipment	Class A Shares	2/2/2007	0.41%	1,500,000	669,000

New Millennium Holdco, Inc. (Millennium Health, LLC)(13) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

Perseus Holding Corp.(8)(13) Hotel, Gaming & Leisure	Common	4/5/2007	0.19%	400,000	1,000

Roscoe Investors, LLC(8)(13) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	653,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13) Environmental Industries	Class B Units	6/25/2013	1.56%	—	1,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(10)(13) Environmental Industries	Class B Equity	6/25/2013	1.56%	—	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Unit	8/28/2014	15.5%	980,000	1,000

Tank Partners Holdings, LLC(8)(13) Aerospace and Defense	Warrants	8/28/2014	1.04%	185,205	1,000

TRSO II, Inc.(8)(13) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	548,345

Total Investment in Equity Securities (9% of net asset value at fair value)				$9,477,763	$2,038,020

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Katonah III, Ltd.(3)(12)(13)	Subordinated Securities, effective interest N/M, 5/15 maturity[16]	12/11/2006	23.1%	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 21.9%, 1/28 maturity	6/4/2013	23.3%	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 13.6%, 4/30 maturity	5/6/2014	25.1%	11,740,622	9,777,251
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 27.0%, 12/29 maturity	10/10/2013	6.8%	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.(3)(13)	Subordinated Securities, effective interest 10.4%, 11/25 maturity	8/15/2014	24.9%	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 11.4%, 10/26 maturity	5/5/2015	9.9%	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 9.1%, 4/27 maturity	12/21/2016	24.9%	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 14.5%, 10/31 maturity	9/27/2018	24.8%	9,843,450	8,500,000
Total Investment in CLO Subordinated Securities				$51,073,520	$39,851,160

CLO Rated-Note Investment

Portfolio Company	Investment[15]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
KCAP 2017-1A(6)(13)	Class E Notes, 10.29% Cash, 3 month LIBOR (2.79%) + 7.50%, Due 12/29	10/24/2017	27.4%	$4,407,106	$4,473,840

Total Investment in CLO Rated-Note				$4,407,106	$4,473,840

Total Investment in CLO Fund Securities (28% of net asset value at fair value)				$55,480,626	$44,325,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value2
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$3,470,000

Total Investment in Asset Manager Affiliates (2% of net asset value at fair value)				$17,791,230	$3,470,000

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)	Joint Venture	7/19/2017	60%	$24,914,858	$18,390,440

BCP Great Lakes Holdings LP(17) Limited Partnership	Joint Venture	12/11/2018	55.6%	12,466,667	12,466,667
Total Investment in Joint Ventures (20% of net asset value at fair value)				$37,381,525	$30,857,107

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value2
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.20%	$34,757,129	$34,757,129

US Treasury Bill (Cusip:912796UH0)(8)	U.S. Government Obligation		1.04%	9,999,349	9,999,349
Total Short-term Investments (28% of net asset value at fair value)				$44,756,478	$44,756,478
Total Investments4				$327,152,104	$273,308,349

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2019[4]	2018[4]
Per Share Data:
Net asset value, at beginning of period	$4.23	$4.87
Net investment (loss) income[1]	0.02	0.21
Net realized (losses) gains from investments[1]	(0.45)	(0)
Net change in unrealized appreciation (depreciation) on investments[1]	(0.00)	(0.13)
Net (decrease) increase in net assets resulting from operations	(0.43)	0.07
Net decrease in net assets resulting from distributions	(0.26)	(0.30)
Net increase in net assets relating to stock-based transactions	0.01	0.02
Net asset value, end of period	$3.55	$4.66
Total net asset value return[2]	(10.0)%	1.8%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.46	$3.41
Per share market value at end of period	$2.25	$3.31
Total market return[3]	(27.5)%	5.9%
Shares outstanding at end of period	37,371,912	37,349,224
Net assets at end of period	$132,723,012	$173,908,505
Portfolio turnover rate[6]	38.0%	39.4%
Asset coverage ratio	204%	259%
Ratio of net investment income to average net assets[5]	0.9%	6.0%
Ratio of total expenses to average net assets[5]	17.3%	9.7%
Ratio of interest expense to average net assets[5]	5.6%	4.2%
Ratio of non-interest expenses to average net assets[5]	11.7%	5.5%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Annualized.
[6]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2019, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended September 30, 2019, the Company provided approximately $106.6 million to portfolio companies to support their growth objectives. Approximately $28.3 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2019, the Company held loans it has made to 51 investee companies with aggregate principal amounts of approximately $188.5 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2019, the Company did not recognize any fee income from such or similar activities.

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

Derivatives. The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives. The Company generally records a realized gain or loss on the expiration, termination, or settlement of a derivative contract. The periodic payments for the securities Swap and Option Agreement (excluding collateral) are included as a realized gain or loss.

The Company values derivative contracts using various pricing models that take into account the terms of the contract (including notional amount and contract maturity) and observable and unobservable inputs such as interest rates and changes in fair value of the reference asset.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2019, six of our investments were on non-accrual status.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2019 and 2018:

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (decrease) increase in net assets resulting from operations	$(4,250,782)	$1,348,849	$(16,016,674)	$2,646,472
Net increase in net assets allocated to unvested share awards	—	(10,133)	—	(17,606)
Net (decrease) increase in net assets available to common stockholders	$(4,250,782)	$1,338,716	$(16,016,674)	$2,628,866
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,361,746	37,349,904	37,348,835	37,354,449
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.11)	$0.04	$(0.43)	$0.07
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.11)	$0.04	$(0.43)	$0.07

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

There were 0 and 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three and nine months ended September 30, 2019 and 2018. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2019 and December 31, 2018:

	September 30, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$23,180,863	$23,180,863	8	$44,756,478	$44,756,478	17
Senior Secured Loan	106,682,014	104,599,092	36	86,040,921	77,616,209	28
Junior Secured Loan	79,140,346	70,492,986	25	76,223,561	70,245,535	26
Senior Unsecured Bond	620,145	532,267	0	—	—	—
CLO Fund Securities	48,825,983	36,871,295	13	55,480,626	44,325,000	16
Equity Securities	19,528,755	6,279,611	2	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	49,052,776	45,426,006	16	37,381,525	30,857,107	11
Derivatives	30,609	9,650	0	—	—	—
Total	$344,852,721	$287,391,771	100%	$327,152,104	$273,308,349	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.

[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$9,657,656	$9,696,240	3	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	—	17,791,230	3,470,000	1
Automotive	4,903,922	4,887,750	2	—	—	—
Banking, Finance, Insurance & Real Estate	6,409,973	6,312,997	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,927,106	7,708,868	3	5,963,334	5,796,506	2
Capital Equipment	10,868,848	9,621,366	3	10,888,432	9,831,391	4
Chemicals, Plastics and Rubber	—	—	—	4,862,063	4,801,645	2
CLO Fund Securities	48,825,983	36,871,295	13	55,480,626	44,325,000	16
Construction & Building	1,528,417	1,491,999	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,251,118	4,474	0	1,140,500	364,240	0
Containers, Packaging and Glass	2,839,628	2,623,104	1	1,434,568	1,440,525	1
Electronics	2,972,114	2,973,750	1	3,007,500	3,007,500	1
Energy: Oil & Gas	9,527,648	1,620,635	1	16,827,204	8,946,568	3
Environmental Industries	4,011,769	3,996,789	1	8,371,180	6,939,794	3
Forest Products & Paper	1,569,078	1,525,481	1	1,564,583	1,553,920	1
Healthcare, Education and Childcare	9,366,290	9,119,290	3	—	—	—
Healthcare & Pharmaceuticals	41,732,075	32,182,240	11	38,638,822	32,287,288	12
High Tech Industries	24,229,777	22,864,112	8	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	—	400,000	1,000	0
Joint Ventures	49,052,776	45,426,006	16	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	359,765	98,827	0	6,113,852	5,590,863	2
Media: Broadcasting & Subscription	4,858,333	4,892,093	2	—	—	—
Services: Business	29,630,110	28,244,892	9	10,398,710	9,213,416	3
Services: Consumer	4,580,275	4,594,427	2	—	—	—
Telecommunications	6,892,524	6,694,100	2	8,351,775	8,343,919	3
Textiles and Leather	12,383,112	12,257,840	4	10,140,662	9,940,294	4
Money Market Accounts	13,181,680	13,181,680	5	34,757,129	34,757,129	13
Transportation: Cargo	8,502,331	8,502,333	3	4,000,634	4,000,400	1
U.S. Government Obligations	9,999,183	9,999,183	3	9,999,349	9,999,349	4
Total	$344,852,721	$287,391,771	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At September 30, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 28.3% and 28.0% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 12.8% and 16.5%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12.6% and 15.5% of its total assets on such dates, respectively).

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

With the exception of Katonah III, Ltd., as of September 30, 2019 all of the Company’s investments in CLO Fund securities were making distributions to the Company.

Affiliate Investments:

The following table details investments in affiliates at September 30, 2019 (unaudited):

	Industry Classification	Fair Value at of December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at of September 30, 2019	Interest Income	Dividend Income
Asset Manager Affiliates(3)(4)(6)	Asset Management Company	$3,470,000	—	—	—	—	$(3,470,000)	$—	$—	$—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	1,000	6,228,000	—	—	(5,064,000)	(1,165,000)	—	—	—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	—	622,167		—	(89,900)	—	532,267	—	—
BCP Great Lakes Holdings LP(5)	Joint Venture	12,466,667	11,671,251	—	—	52,349	—	24,190,267	—	642,257
KCAP Freedom 3, LLC (3)(5)	Joint Venture	18,390,440	—	—	—	2,845,299		21,235,739	—	2,900,000
Total controlled affiliates		34,328,107	18,521,418	—	—	(2,256,252)	(4,635,000)	45,958,273	—	3,542,257

Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	—	(76,674)	7,506,434	(1,161,226)	—	6,268,534	689,644	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	—	(123,923)	9,112,278	(685,400)	—	8,302,955	657,347	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	—	(183,896)	2,591,820	(1,186,688)	—	1,221,236	157,803	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	—	(113,157)	3,157,769	(187,734)	—	2,856,878	247,882	—
Catamaran CLO 2016-1, Ltd. (1)(2)(4)(7)	CLO Fund Securities	—	—	(180,331)	7,502,959	(467,845)	—	6,854,783	476,627	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	—	(427,923)	8,950,000	424,819	—	8,946,896	675,164	—
KCAP F3C Senior Funding Rated Notes(3)(7)	CLO Fund Securities	4,473,840	(4,466,205)	—	—	—	(7,635)	—	289,373	—
Navex Topco, Inc.(3)(4)(7)	Electronics	—	(3,667,625)	—	6,646,229	—	(4,854)	2,973,750	311,355	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	—	—	—	3,231,683	—	—	3,231,683	175,409	—
Total Non-controlled affiliates		4,473,840	(8,133,830)	(1,105,904)	48,699,172	(3,264,074)	(12,489)	40,656,715	3,680,604	—

Total Affiliated Investments		$38,801,947	$10,387,588	$(1,105,904)	$48,699,172	$(5,520,326)	$(4,647,489)	$86,614,988	$3,680,604	$3,542,257

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

[5]

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

7

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

During the third quarter of 2019, the Company sold its entire investment in Bristol Hospice, LLC to an affiliate. This transaction was approved by the Board of Directors of the Company.

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

Investment in Joint Ventures:

For the three and nine months ended September 30, 2019 and 2018 , the Company recognized $1.3 million and $0.8 million, respectively, and $3.5 million and  $2.2 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s investments in Joint Ventures was approximately $45.4 million and $30.9 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2019	As of December 31, 2018
Investment at fair value	$33,548,354	$32,621,188
Total Assets	$33,548,354	$32,621,188
Total Liabilities	$968,642	$1,970,455
Total Equity	32,579,712	30,650,733
Total Liabilities and Equity	$33,548,354	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income	$1,341,881	$1,148,571	$3,957,429	$3,566,385
Operating expenses	35,191	56,512	54,183	110,273
Net investment income	1,306,690	1,092,059	3,903,246	3,456,112
Unrealized appreciation on investments	(1,663,956)	529,662	1,928,979	(35,274)
Net income	$(357,266)	$1,621,721	$5,832,225	$3,420,838

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 14.9%, 12/29 maturity	100.0%	$41,634,567	$33,548,354
Total Investments			$41,634,567	$33,548,354

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2019 and December 31, 2018 was $24.2 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2019 and December 31, 2018, the Company has a $25.9 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2019 (unaudited) and December 31, 2018, respectively:

	As of September 30, 2019 (unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,183	$13,181,680	$—	$—	$23,180,863
Debt securities	—	51,700,923	123,923,422	—	175,624,345
CLO Fund securities	—	—	36,871,295	—	36,871,295
Equity securities	—	5,500,000	779,611	—	6,279,611
Joint Ventures	—	—	21,235,739	24,190,267	45,426,006
Derivatives	—	—	9,650	—	9,650
Total	$9,999,183	$70,382,602	$182,819,717	$24,190,267	$287,391,771

	As of December 31, 2018
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,349	$34,757,129	$—	$—	$44,756,478
Debt securities	—	41,120,073	106,741,671	—	147,861,744
CLO Fund securities	—	—	44,325,000	—	44,325,000
Equity securities	—	—	2,038,020	—	2,038,020
Asset Manager Affiliates	—	—	3,470,000	—	3,470,000
Joint Venture	—	—	18,390,440	12,466,667	30,857,107
Total	$9,999,349	$75,877,202	$174,965,131	$12,466,667	$273,308,349

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2019 and December 31, 2018 was $24.2 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Nine Months Ended September 30, 2019
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$—	$174,965,131
Transfers out of Level III¹	(8,165,157)	—	—	—	—	—	(8,165,157)
Transfers into Level III²	12,506,669	—	—	—	—	—	12,506,669
Net accretion	93,157	4,815,733	—	—	—	—	4,908,890
Purchases	45,192,842	—	6,273,915	—	—	30,609	51,497,366
Sales/Paydowns/Return of Capital	(25,085,504)	(10,874,805)	(80,640)		—	—	(36,040,949)
Total realized loss included in earnings	(10,099,326)	(595,571)	(1,642,282)	(3,470,000)	—	—	(15,807,179)
Change in unrealized gain (loss) included in earnings	2,739,070	(799,062)	(5,809,402)	—	2,845,299	(20,959)	(1,045,054)
Balance, September 30, 2019	$123,923,422	$36,871,295	$779,611	$—	$21,235,739	$9,650	$182,819,717
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,801,476)	$(799,062)	$(5,809,402)	$—	$2,845,299	$(20,959)	$(13,585,600)

[1]

Transfers out of Level III represent a transfer of $8.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2019

[2]

Transfers into Level III represent a transfer of $12.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2019.

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

As of September 30, 2019 and December 31, 2018, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $70.4 million and $75.9 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$8,462,273	Enterprise Value	Average EBITDA Multiple	6.8x-8.0x (7.3x)
	115,461,149	Income Approach	Implied Discount Rate	5.4% – 23.7% (10.3)%
Equity Securities	774,611	Enterprise Value	Average EBITDA Multiple / WACC	3.2x – 10.0x (8.7x) 13.3%
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.4%-13.9% (13.5%)
			Probability of Default	1%-2% (1.5%)
	36,383,787	Discounted Cash Flow	Loss Severity	20.0%-36.5% (28.3%)
CLO Fund Securities			Recovery Rate	63.5%-80.0% (71.2%)
			Prepayment Rate	15.0%-25.0% (15.0%)
	487,508	Liquidation Value	Qualitative Inputs(2)
Joint Ventures	21,235,739	Enterprise Value	Underlying NAV of the CLO
Derivatives	9,650	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$182,819,717

[1]

The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

[2]	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2018, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
			Average EBITDA	5.0x – 8.0x (5.2x)
Debt Securities	$8,661,114	Enterprise Value	Multiple / WACC	15.8%
	98,080,557	Income Approach	Implied Discount Rate	6.3% - 26.8% (11.8%)
Equity Securities	1,979,020	Enterprise Value	Average EBITDA Multiple	4.5x – 11.0x (9.5x)
	59,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.5%-14.0% (13.9%)
			Probability of Default	0.75%-2% (1.4%)
	35,455,720	Discounted Cash Flow	Loss Severity	20%-36% (28.3%)
CLO Fund Securities			Recovery Rate	63.5%-80% (71.7%)
			Prepayment Rate	10%-20% (15%)
	369,280	Liquidation Value	Qualitative Inputs(2)
	8,500,000	Market Approach	Third Party Quote	85.0%
Asset Manager Affiliate	3,470,000	Discounted Cash Flow	Discount Rate	4.0% - 10.0% (7.77%)
Joint Ventures	18,390,440	Enterprise Value	Underlying NAV of the CLO
Total Level III Investments	$174,965,131

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

The Company values derivative contracts using various pricing models that take into account the terms of the contract (including notional amount and contract maturity) and observable and unobservable inputs such as interest rates and changes in fair value of the reference asset.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2019 and December 31, 2018, the Asset Manager Affiliates had approximately $300 million and $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $0 and $3.5 million, respectively.

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

No distributions were declared during the three and nine months ended September 30, 2019. For three and nine months ended September 30, 2018, the Asset Manager Affiliates declared cash distributions of $300,000 and $1.9 million to the Company. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $300,000 and $920,000 of Dividends from Asset Manager Affiliates, as reflected in the Company’s statement of operations in the for the three and nine months ended September 30, 2018, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the nine months ended September 30, 2018 the difference of $1.0 million, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, were recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

Asset Manager Affiliates

Summarized Balance Sheet

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Cash	$725,129	$1,335,004
Other Assets	11,305	129,880
Total Assets	$736,434	$1,464,884
Other Liabilities	$427,788	$995,270
Total Liabilities	427,788	995,270
Total Equity	308,646	469,614
Total Liabilities and Equity	$736,434	$1,464,884

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fee Revenue	$—	$2,712,405	$—	$8,662,932
Interest Income	—	645,795	—	2,914,386
Total Income	—	3,358,200	—	11,577,318
Operating Expenses	120,875	1,941,795	161,355	7,287,001
Interest Expense	—	935,654	—	3,648,760
Total Expenses	120,875	2,877,449	161,355	10,935,761
Income before unrealized gains on investments and income taxes	(120,875)	480,751	(161,355)	641,557
Unrealized gains on investments	—	207,427	—	410,888
(Loss) Income before income taxes	(120,875)	688,178	(161,355)	1,052,445
Income Tax (Benefit)	—	(161,584)	—	(490,150)
Net (Loss) Income	$(120,875)	$849,762	$(161,355)	$1,542,595

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

The Company incurred management fees of $1.0 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. No incentive fees were earned during the three and nine months ended September 30, 2019.

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

The Company incurred $0.4 million and $0.8 million of Administrative services expense for the three and nine months ended September 30, 2019.

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. At September 30, 2019 and December 31, 2018, there were no loans outstanding under the Trimaran Credit Facility. For the three and nine months ended September 30, 2018 the Company recognized interest income of approximately $512,000 and $1.2 million, related to the Trimaran Credit Facility.

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
6.125% Notes Due 2022 (net of offering costs of: 2019-$1,793,546; 2018 - $2,207,341)	$75,613,654	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2019-$1,154,688; 2018 - $1,155,754)	46,865,797	25,200,331
	$122,479,451	$100,400,189

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2019 were 5.8% and 2.8 years, respectively, and as of December 31, 2018 were 6.0% and 3.6 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At September 30, 2019, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2019 and 2018, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively. For the nine months ended September 30, 2019 and 2018 interest expense related to the 6.125% Notes Due 2022 was approximately $3.6 million and $3.6 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.8 million and $2.2 million remains to be amortized as of September 30, 2019 and December 31, 2018, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.8 million and $2.2 million at September 30, 2019 and December 31, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.6 million and $76.6 million at September 30, 2019 and December 31, 2018. The fair value was determined based on the closing price on September 30, 2019 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At September 30, 2019 and December 31, 2018, Funding was in compliance with all of its debt covenants.

As of September 30, 2019 and December 31, 2018, $48.0 million and $26.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility. As of September 30, 2019 and December 31, 2018, assets with a fair value of $118.0 million and $76.2 million were pledged to the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

For the three months ended September 30, 2019 and 2018, interest and fees expense related to the Revolving Credit Facility was approximately $784,000 and $317,000. For the nine months ended September 30, 2019 and 2018 interest and fees expense related to the Revolving Credit Facility was approximately $1.7 million and $667,000, respectively.

The Company incurred approximately $1.8 million of debt offering costs in connection with the Revolving Credit Facility, which are being amortized over the expected term of the Revolving Credit Facility on an effective yield method, of which approximately $1.2 million remains to be amortized as of September 30, 2019, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are carried at cost, net of unamortized debt offering costs of $1.2 million at September 30, 2019. The fair value of the Revolving Credit Facility borrowings was approximately $48.0 million and $26.4 million at September 30, 2019 and December 31, 2018. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of over-collateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

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

For the three and nine months ended September 30, 2018, interest expense related to the 7.375% Notes Due 2019 was approximately $129,000 and $694,000.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Net (decrease) increase in net assets resulting from operations	$(16,016,674)	$2,646,472
Net change in unrealized depreciation (appreciation) from investments	147,196	4,991,311
Net realized losses	16,796,465	306,410
Book/tax differences on CLO equity investments	859,602	(36,416)
Book/tax differences on lease impairment	1,431,030	—
Other book/tax differences	1,847,644	924,707
Taxable (loss) income before deductions for distributions	$5,065,263	$8,832,484
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.14	$0.24
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.14	$0.24

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2018, the Asset Manager Affiliates declared a cash distribution of $1.9 million to the Company. The Company recognized $920,000 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations for the nine months ended September 30, 2018. For the nine months ended September 30, 2018 the difference of $1.0 million between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). During the nine months ended September 30, 2019 the Company did not receive a cash distribution from the Affiliated Manager Affiliates nor did they recognize any dividends.

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

At September 30, 2019, the Company had a net capital loss carryforward of $101.4 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

On August 6, 2019 the Company’s Board declared a distribution to shareholders of $0.06 per share for a total of $2.2 million. The record date was August 12, 2019 and the distribution was paid on August 29, 2019.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2019 and December 31, 2018, the Company had $28.3 million and $12.9 million outstanding commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2019 and December 31, 2018, the Company had a $25.9 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $491 thousand and $323 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”.  The right-of-use asset and lease liability related to the Company’s office lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. The discount rate used in determining the lease liability was the Company’s estimated incremental borrowing rate of 6.03%. In calculating the initial operating lease liability, the effect of the discounting was approximately $626 thousand. The lease agreement expires on May 31, 2024.

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

Excluding the impairment charge, the total operating lease costs were approximately $138 thousand and $491 thousand for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the future minimum lease payments as of September 30, 2019:

		Payments Due by Period
Operating lease	Total Cash Flows	2019	2020	2021	2022	2023	More than 5 years
Contractual cash flows	$3,735,368	$200,109	$800,436	$800,436	$800,436	$800,436	$333,515
Discount effect on cash flows	470,287
Operating lease liability	$3,265,081

10.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance at March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028
Net investment income	—	—	879,740	879,740
Net realized (losses) from investment transactions	—	—	(2,270,962)	(2,270,962)
Net change in unrealized appreciation on investments	—	—	542,900	542,900
Distributions to Stockholders	—	—	(3,733,415)	(3,733,415)
Reinvested Dividends	244	73,056	—	73,300
Stock-based compensation	—	—	—	—
Balance, June 30, 2019	$373,561	$307,172,819	$(168,368,789)	$139,177,591
Net investment income	—	—	2,242,433	2,242,433
Net realized (losses) from investment transactions	—	—	(1,176,073)	(1,176,073)
Net change in unrealized appreciation on investments	—	—	(5,317,142)	(5,317,142)
Distributions to Stockholders	—	—	(2,241,522)	(2,241,522)
Reinvested Dividends	158	37,567	—	37,725
Stock-based compensation	—	—	—	—
Balance, September 30, 2019	$373,719	$307,210,386	$(174,861,093)	$132,723,012

	Nine Months Ended September 30, 2018
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2018	$373,392	$329,789,716	$(148,358,532)	$181,804,576
Net investment income (loss)	—	—	2,460,742	2,460,742
Net realized (losses) from investment transactions	—	—	3,101	3,101
Realized loss from extinguishment of debt	—	—	(169,074)	(169,074)
Net change in unrealized (depreciation) on investments	—	—	314,624	314,624
Distributions to Stockholders	—	—	(3,716,297)	(3,716,297)
Reinvested Dividends	153	51,407	—	51,560
Stock-based compensation	—	252,855	—	252,855
Balance, March 31, 2018	$373,545	$330,093,978	$(149,465,436)	$181,002,087
Net investment income (loss)	—	—	2,528,919	2,528,919
Net realized (losses) from investment transactions	—	—	(3,671)	(3,671)
Realized loss from extinguishment of debt	—	—	—	—
Net change in unrealized (depreciation) on investments	—	—	(3,837,020)	(3,837,020)
Distributions to Stockholders	—	—	(3,717,821)	(3,717,821)
Reinvested Dividends	158	50,381	—	50,539
Common stock withheld for payroll taxes	—	(85,807)	—	(85,807)
Stock-based compensation	(284)	208,322	—	208,038
Balance, June 30, 2018	$373,419	$330,266,874	$(154,495,029)	$176,145,264
Net investment income (loss)	—	—	2,954,529	2,954,529
Net realized (losses) from investment transactions	—	—	(136,766)	(136,766)
Realized loss from extinguishment of debt	—	—	—	—
Net change in unrealized (depreciation) on investments	—	—	(1,468,914)	(1,468,914)
Distributions to Stockholders	—	—	(3,723,206)	(3,723,206)
Reinvested Dividends	159	52,446	—	52,605
Common stock withheld for payroll taxes	—	(936)	—	(936)
Stock-based compensation	(86)	86,016	—	85,930
Balance, September 30, 2018	$373,492	$330,404,400	$(156,869,386)	$173,908,506

During the nine months ended September 30, 2019 and 2018, the Company issued 55,637 and 46,942 shares, respectively, of common stock under its dividend reinvestment plan. For the nine months ended September 30, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of September 30, 2019 and December 31, 2018 was 37,371,912 and 37,326,846, respectively.

11.	EQUITY COMPENSATION PLANS

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2018 through September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2018	50,000	$7.72	2.4	$—
Granted	—	—
Exercised	—	—
Forfeited
Expired unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97
Options outstanding at December 31, 2018	30,000	$4.88	0.9	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(30,000)	4.88	0.6
Outstanding at September 30, 2019	—	$—	—	$—
Total vested at September 30, 2019	—	$—	—

[1]	Represents the difference between the market value of shares of the Company on March 31, 2019 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2019, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2018 through September 30, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2018	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at September 30, 2019	—

For the three and nine months ended September 30, 2019, non-cash compensation expense related to restricted stock was approximately $0 and $259,000; all of which was expensed by the Company. For the three months ended September 30, 2018, non-cash compensation expense related to restricted stock was approximately $87,000; of this amount approximately $32,000 was expensed by the Company, and approximately $55,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2018, non-cash compensation expense related to restricted stock was approximately $574,000; of this amount approximately $217,000 was expensed by the Company, and approximately $357,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock were forfeited upon the recipient’s termination of employment.

12.	OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000 was expensed during the three and nine months ended September 30, 2019, respectively, related to the 401K Plan. Approximately $11,000 and $31,000 was expensed during the three and nine months ended September 30, 2018, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $21,000 and $93,000 was expensed during the three and nine months ended September 30, 2018, related to the Profit-Sharing Plan. This Plan was terminated effective March 31, 2019, and no expense was recognized during the nine months ended September 30, 2019.

13.	SUBSEQUENT EVENTS

On November 5, 2019, the Company and OHA Investment Corporation (“OHAI”) filed a combined prospectus and proxy statement related to the Company’s proposed acquisition of OHAI pursuant to a definitive agreement entered into on August 1, 2019. The special meeting of the stockholders of OHAI is expected to be held on December 12, 2019.

On November 1, 2019, the Company executed a surrender agreement with respect to the lease for office space formally occupied by the Company. The surrender agreement required the Company to make a payment of $1.6 million to the landlord, which was approximately the amount of the Company’s lease liability as of September 30, 2019, net of the lease right-of-use asset. The termination payment was made on November 1, 2019.

The Company has evaluated events and transactions occurring subsequent to September 30, 2019 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Portman Ridge Finance Corporation’s condensed and consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

GENERAL

Since April 1, 2019, we have been an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

As of September 30, 2019, our remaining asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated in the normal course.

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

OHAI TRANSACTION

On August 1, 2019, we and OHA Investment Corporation (“OHAI”) announced entry into a definitive agreement under which OHAI will merge with and into the Company (the “Merger”). The combined company will be externally managed by the Adviser.

Following the transaction, current OHAI stockholders are expected to own approximately 16% of the combined company and OHAI’s credit facility will be paid off in full at the closing of the transaction.

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our shares are trading at a price below 75% of its net asset value, we will initiate a share buyback program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced.

Approval by our stockholders is not required for the Merger, and Oak Hill Advisors, L.P., the external advisor to OHAI, intends to vote its OHAI shares in favor of the transaction.

Under the terms of the proposed transaction, OHAI’s stockholders will receive value per share (based on the net asset value per share of our stock and the aggregate value of cash consideration) of approximately 108% of OHAI’s net asset value per share at the time of the closing of the transaction from us and the Adviser. As of March 31, 2019, OHAI’s net asset value was $37.1 million, or $1.84 per share. In connection with the transaction, OHAI stockholders will receive a combination of (i) a minimum of $8 million in cash (approximately $0.40 per share) from us (as may be adjusted as described below); (ii) shares of our common stock valued at 100% of the our net asset value per share at the time of closing of the transaction in an aggregate number equal to OHAI’s net asset value at closing minus the $8 million cash merger consideration (as may be adjusted as described below); and (iii) an additional cash payment from the Adviser of $3 million in the aggregate, or approximately $0.15 per share.

If the aggregate number of shares of our common stock to be issued in connection with the merger would exceed 19.9% of the issued and outstanding shares of our common stock immediately prior to the transaction closing, then the cash consideration payable by us will be increased to the minimum extent necessary such that the aggregate number of shares of our common stock to be issued in connection with the merger does not exceed such threshold. The exact exchange ratio for the stock component of the merger will be determined by the net asset value of OHAI and us as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction. In addition to approval by OHAI’s stockholders, the closing of the merger is subject to customary conditions.

On November 5, 2019, we and OHAI filed a combined prospectus and proxy statement setting the date for the OHAI stockholder meeting for December 12, 2019. We currently expect the transaction to be completed in the fourth calendar quarter of 2019.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are: lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the nine months ended September 30, 2019 (unaudited) and for the year ended December 31, 2018 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2017 2018 Activity:	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$—	$234,655,836
Purchases / originations / draws	92,911,178	12,781,528	—	—	12,466,667	—	118,159,373
Pay-downs / pay-offs / sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	—	(112,052,177)
Net accretion of interest	1,289,512	5,878,260	—	—	—	—	7,167,772
Net realized losses	9,933	(16,484,872)	—	—	—	—	(16,474,939)
Increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	—	(2,903,994)
Fair Value at December 31, 2018 2019 Activity:	147,861,744	44,325,000	2,038,020	3,470,000	30,857,107	—	228,551,871
Purchases / originations / draws	102,582,196	—	11,773,915	—	14,141,340	30,609	128,528,061
Pay-downs / pay-offs / sales	(67,500,973)	(10,874,805)	(80,640)	—	(2,470,090)	—	(80,926,508)
Net accretion of interest	185,412	4,815,733	—	—	—	—	5,001,145
Net realized gains (losses)	(11,088,612)	(595,571)	(1,642,282)	(3,470,000)	—	—	(16,796,465)
Increase (decrease) in fair value	3,584,578	(799,062)	(5,809,402)	—	2,897,649	(20,959)	(147,196)
Fair Value at September 30, 2019	$175,624,345	$36,871,295	$6,279,611	$—	$45,426,006	$9,650	$264,210,907

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

The following table shows the Company’s portfolio by security type at September 30, 2019 and December 31, 2018:

	September 30, 2019 (unaudited)			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$23,180,863	$23,180,863	8	$44,756,478	$44,756,478	17
Senior Secured Loan	106,682,014	104,599,092	36	86,040,921	77,616,209	28
Junior Secured Loan	79,140,346	70,492,986	25	76,223,561	70,245,535	26
Senior Unsecured Bond	620,145	532,267	0	—	—	—
CLO Fund Securities	48,825,983	36,871,295	13	55,480,626	44,325,000	16
Equity Securities	19,528,755	6,279,611	2	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	49,052,776	45,426,006	16	37,381,525	30,857,107	11
Derivatives	30,609	9,650	0	—	—	—
Total	$344,852,721	$287,391,771	100%	$327,152,104	$273,308,349	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019 (unaudited)			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$9,657,656	$9,696,240	3	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	—	17,791,230	3,470,000	1
Automotive	4,903,922	4,887,750	2	—	—	—
Banking, Finance, Insurance & Real Estate	6,409,973	6,312,997	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,927,106	7,708,868	3	5,963,334	5,796,506	2
Capital Equipment	10,868,848	9,621,366	3	10,888,432	9,831,391	4
Chemicals, Plastics and Rubber	—	—	—	4,862,063	4,801,645	2
CLO Fund Securities	48,825,983	36,871,295	13	55,480,626	44,325,000	16
Construction & Building	1,528,417	1,491,999	1	1,400,223	1,394,163	1
Consumer goods: Durable	1,251,118	4,474	0	1,140,500	364,240	0
Containers, Packaging and Glass	2,839,628	2,623,104	1	1,434,568	1,440,525	1
Electronics	2,972,114	2,973,750	1	3,007,500	3,007,500	1
Energy: Oil & Gas	9,527,648	1,620,635	1	16,827,204	8,946,568	3
Environmental Industries	4,011,769	3,996,789	1	8,371,180	6,939,794	3
Forest Products & Paper	1,569,078	1,525,481	1	1,564,583	1,553,920	1
Healthcare, Education and Childcare	9,366,290	9,119,290	3	—	—	—
Healthcare & Pharmaceuticals	41,732,075	32,182,240	11	38,638,822	32,287,288	12
High Tech Industries	24,229,777	22,864,112	8	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	—	400,000	1,000	0
Joint Ventures	49,052,776	45,426,006	16	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	359,765	98,827	0	6,113,852	5,590,863	2
Media: Broadcasting & Subscription	4,858,333	4,892,093	2	—	—	—
Services: Business	29,630,110	28,244,892	9	10,398,710	9,213,416	3
Services: Consumer	4,580,275	4,594,427	2	—	—	—
Telecommunications	6,892,524	6,694,100	2	8,351,775	8,343,919	3
Textiles and Leather	12,383,112	12,257,840	4	10,140,662	9,940,294	4
Money Market Accounts	13,181,680	13,181,680	5	34,757,129	34,757,129	13
Transportation: Cargo	8,502,331	8,502,333	3	4,000,634	4,000,400	1
U.S. Government Obligations	9,999,183	9,999,183	3	9,999,349	9,999,349	4
Total	$344,852,721	$287,391,771	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.4% and 10.0%, respectively. At September 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.0% and 9.1%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, and Joint Ventures) at September 30, 2019 was spread across 21 different industries and 51 different entities with an average balance per entity of approximately $3.3 million. As of September 30, 2019 six of our investments were on non-accrual status. As of December 31, 2018 five of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At September 30, 2019 and December 31, 2018, the total amount of non-qualifying assets was approximately 28.3% and 28.0%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 12.8% and 16.5%, respectively, of our total assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12.6% and 15.5% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of September 30, 2019, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value. As of December 31, 2018, our Asset Manager Affiliates had approximately $300 million of par value of assets under management on which they earned management fees, and were valued at approximately $3.5 million.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2019 and December 31, 2018, we had approximately $36.9 million and $44.3 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of September 30, 2019 and December 31, 2018 are as follows:

			September 30, 2019(3)		December 31, 2018[2]
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Katonah III, Ltd.	Income Notes	23.1	$1,287,155	$487,508	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,294,986	6,268,534	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	10,192,718	8,302,955	11,740,622	9,777,251
Great Lakes KCAP F3C Senior LLC	Class E Notes	27.4	—	—	4,407,106	4,473,840
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,516,717	1,932,505	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,132,465	1,221,236	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,190,443	2,856,878	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,440,106	6,854,783	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,771,393	8,946,896	9,843,450	8,500,000
Total			$48,825,983	$36,871,295	$55,480,626	$44,325,000

[1]	Represents percentage of class held at September 30, 2019.
[2]	Other than Great Lakes KCAP F3C Senior LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018
[3]	Other than Katonah III, Ltd and Dryden 30, all of our CLO Fund securities investments were managed by affiliates as of September 30, 2019.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2019	As of December 31, 2018
Investment at fair value	$33,548,354	$32,621,188
Total Assets	$33,548,354	$32,621,188
Total Liabilities	$968,642	$1,970,455
Total Equity	32,579,712	30,650,733
Total Liabilities and Equity	$33,548,354	$32,621,188

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income	$1,341,881	$1,148,571	$3,957,429	$3,566,385
Operating expenses	35,191	56,512	54,183	110,273
Net investment income	1,306,690	1,092,059	3,903,246	3,456,112
Unrealized appreciation on investments	(1,663,956)	529,662	1,928,979	(35,274)
Net income	$(357,266)	$1,621,721	$5,832,225	$3,420,838

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 14.9%, 12/29 maturity	100.0%	$41,634,567	$33,548,354
Total Investments			$41,634,567	$33,548,354

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2019 and December 31, 2018 was $24.2 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2019 and December 31, 2018, the Company has a $25.9 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. The fair value of our investment in our Asset Manager Affiliates was de minimis at September 30, 2019. There were no distributions from the Asset Manager Affiliates during the first three quarters of 2019. For the nine months ended September 30, 2018, we recognized dividend income of $920,000 from the Asset Manager Affiliates, while cash distributions received were approximately $1.9 million. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate of par value of assets under management by our Asset Manager Affiliates was $300 million as of September 30, 2019 and December 31, 2018.

Investment in Joint Ventures. For the three months ended September 30, 2019 and 2018, the Company recognized $1.3 million and $0.8 million, respectively, in investment income from its investment in Joint Ventures. For the nine months ended September 30, 2019 and 2018, the Company recognized $3.5 million and $2.2 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2019 and December 31, 2018, the fair value of our investments in Joint Ventures was approximately $45.4 million and $30.9 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2019 and 2018 was approximately $7.1 million and $7.2 million, respectively. Of these amounts, approximately $4.2 million and $4.8 million, respectively was attributable to interest income on our Debt Securities Portfolio. The decrease in interest income on our Debt Securities Portfolio was primarily the result of additional investments placed on non-accrual status since the prior period and the decrease in LIBOR rates.

Investment income for the nine months ended September 30, 2019 and 2018 was approximately $19.8 million and $20.8 million, respectively. Of these amounts, approximately $11.0 million and $12.9 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At September 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 9.4% and 10.0%, respectively. At September 30, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.0% and 9.1%, respectively.

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

For the three months ended September 30, 2019 and 2018, approximately $1.6 million and $1.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2019 and 2018, approximately $5.1 million and $4.7 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $5.9 million and $4.7 million of taxable distributable income on distributions from our CLO Fund Securities during the nine months ended September 30, 2019 and 2018, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees. Management fees for the three and nine months ended September 30, 2019 were approximately $1.0 million and $2.1 million, respectively. There were no incentive fees earned during the third quarter of 2019.

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

Professional Fees, Administrative services expense and General Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended September 30, 2019 and 2018 were approximately $4.8 million and $4.2 million, respectively.

For the three months ended September 30, 2019 and 2018, interest expense and amortization on debt issuance costs for the period was approximately $2.3 million and $1.9 million, respectively, on average debt outstanding of $131 million and $103 million, respectively.

Total expenses for the nine months ended September 30, 2019  and 2018 were approximately $18.9 million and $12.9 million, respectively. For the nine months ended September 30, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to a non-cash impairment charge to write down the value of the right-of-use asset for the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of our lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the nine months ended September 30, 2019 and 2018, interest expense and amortization on debt issuance costs for the period was approximately $6.1 million and $5.6 million, respectively, on average debt outstanding of $117 million and $106 million, respectively.

For the three months ended September 30, 2019 and 2018, approximately $0 and $1.0 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. Since April 1, 2019, as a result of the Externalization, the Company has no longer has employees and does not incur employee compensation costs. For the three months ended September 30, 2019 and 2018, respectively, professional fees and insurance expenses totaled approximately $0.8 million and $0.9 million. For the three months ended September 30, 2019, Administrative services expense was approximately $0.4 million. Other general and administrative costs, which include rent expense on the Company’s lease obligation, and other administrative expenses, totaled approximately $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively.

The impairment charge related to our write down of our lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations.

For the nine months ended September 30, 2019 and 2018, approximately $3.7 million and $3.2 million of expenses were attributable to compensation of former employees, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the nine months ended September 30, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

For the nine months ended September 30, 2019 and 2018, professional fees and insurance expenses totaled approximately $3.4 million and $2.7 million respectively. For nine months ended September 30, 2019, the Company incurred approximately $1.0 million of professional fees in connection with the Externalization. For the nine months ended September 30, 2019, Administrative services expense was approximately $0.8 million. Other general and administrative expenses, which includes rent expense on the Company’s lease obligation, technology and other office and administrative expenses, totaled approximately $1.4 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2019, net investment income and net realized losses were approximately $1.1 million, or $0.03 per share. For the three months ended September 30, 2018, net investment income and net realized gains were approximately $2.8 million, or $0.08 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

For the nine months ended September 30, 2019, net investment loss and net realized losses were approximately ($15.9) million, or ($0.42) per share. For the nine months ended September 30, 2018, net investment income and net realized gains were approximately $7.8 million, or $0.21 per share.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the nine months ended September 30, 2019, GAAP-basis net investment income was approximately $0.9 million or $0.02 per share, while tax-basis distributable income was approximately $5.1 million or $0.14 per share. For the nine months ended September 30, 2018, GAAP-basis net investment income was approximately $7.9 million or $0.21 per basic share, while tax-basis distributable income was approximately $8.8 million or $0.24 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2019, our total investments had net unrealized depreciation of approximately $5.3 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $2.7 million unrealized depreciation and on equity securities of approximately $(910) thousand, an unrealized depreciation of $1.1 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $0.6 million, and unrealized depreciation of $21 thousand on our derivatives. During the three months ended September 30, 2018, our total investments had net unrealized depreciation of approximately $1.5 million. Included in the net unrealized depreciation are unrealized appreciation on CLO Fund Securities of approximately $688 thousand unrealized depreciation and on equity securities of approximately $172 thousand, as well as unrealized depreciation of the Asset Manager Affiliates of $1.0 million thousand, an unrealized appreciation of $282 thousand on our Joint Ventures investment and unrealized depreciation on our debt securities of $1.2 million.

During the nine months ended September 30, 2019, our total investments had net unrealized depreciation of approximately $0.1 million. Included in the net unrealized depreciation for the nine months ended September 30, 2019, are unrealized depreciation on CLO Fund Securities of approximately $0.8 million, net unrealized depreciation on equity securities of approximately $5.8 million, no unrealized on the Asset Manager Affiliates, as well as an unrealized appreciation of $2.9 million on our Joint Ventures investment and unrealized appreciation on our debt securities of approximately $3.6 million. During the nine months ended September 30, 2018, our total investments had net unrealized depreciation of approximately $5.0 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $125 thousand unrealized depreciation and on equity securities of approximately $335 thousand, as well as unrealized depreciation of the Asset Manager Affiliates of $2.0 million, an unrealized depreciation of $142 thousand on our Joint Ventures investment and unrealized depreciation on our debt securities of $2.4 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2019 was ($4.3) million, or $(0.11) per basic share. Net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2018 was $1.3 million, or $0.04 per share.

The net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2019 was ($16.0) million, or $(0.43) per basic share. Net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2018 was $2.6 million, or $0.07 per share.

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

As of September 30, 2019 and December 31, 2018 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2019	December 31, 2018
Cash	$341,166	$5,417,125
Restricted Cash	1,010,578	3,907,341
Short-term investments[2]	23,180,863	44,756,478
Senior Secured Loan	104,599,092	77,616,209
Junior Secured Loan	70,492,986	70,245,535
Senior Unsecured Bond	532,267	—
CLO Fund Securities	36,871,295	44,325,000
Equity Securities	6,279,611	2,038,020
Joint Ventures	45,426,006	30,857,107
Derivatives	9,650	—
Asset Manager Affiliates	—	3,470,000
Total	$288,743,515	$282,632,815

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2019, we had approximately $125 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 204%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022 and are senior unsecured obligations. In addition, due to the asset coverage requirement currently applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, we will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At September 30, 2019, we were in compliance with all of our debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

Assuming the proposed merger with OHAI is completed, the Company expects to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

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

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise. The Revolving Credit Facility is secured by all of the assets held by Funding, and we have pledged our interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. At September 30, 2019, Funding was in compliance with all of its debt covenants. As of September 30, 2019, $48.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is paid monthly. Borrowings under the Revolving Credit Facility are subject to redemption in whole or in part at any time or from time to time, at the option of the Funding.

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

The fair value of our investment in the BCP Great Lakes Partnership at September 30, 2019 was $24.2 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BGP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), we generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the BCP Great Lakes Partnership.

In March 2019, we increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2019, we had a $25.9 million unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

On December 12, 2018, we and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which we and BCP each agreed to use commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less $25 million of aggregate amount of capital contributions made by us to the BCP Great Lakes Partnership. In the second quarter of 2019 BCP’s obligations under the Asset Purchase Letter Agreement were satisfied.

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

The following table sets forth the quarterly distributions paid by us since 2017.

	Distribution	Declaration Date		Record Date	Pay Date
2019:
Third quarter	$0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.26
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40
2017:
Fourth quarter	$0.12	9/22/2017		10/10/2017	10/26/2017
Third quarter	0.12	6/20/2017		7/7/2017	7/27/2017
Second quarter	0.12	3/21/2017		4/7/2017	4/28/2017
First quarter	0.12	12/14/2016	[1]	1/6/2017	1/27/2017
Total declared in 2017	$0.48

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2019 and December 31, 2018, the Company had approximately $28.3 million and $12.9 million commitments to fund investments, respectively. The Company may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$125,427,686	$—	$125,427,686	$—	$—
Obligations under long-term lease	$3,735,368	$800,436	$2,401,308	533,624	—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2019, six of our investments were on non-accrual status.

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

For non-junior class CLO Fund Securities interest is earned at a fixed spread relative to the LIBOR index.

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

	Distribution	Declaration Date		Record Date	Pay Date
2019:
Third quarter	$0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.26
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40
2017:
Fourth quarter	$0.12	9/22/2017		10/10/2017	10/26/2017
Third quarter	0.12	6/20/2017		7/7/2017	7/27/2017
Second quarter	0.12	3/21/2017		4/7/2017	4/28/2017
First quarter	0.12	12/14/2016	[1]	1/6/2017	1/27/2017
Total declared in 2017	$0.48

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2019, approximately 93% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 72% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2019, we had $125.4 million (par value) of borrowings outstanding at a current weighted average rate of 5.8%, of which $77.4 million par value had a fixed rate and $48.0 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2019 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,160,946	$2,300,781	$3,440,616
Decrease in interest rate	$(1,125,623)	$(1,122,260)	$(1,148,706)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.2 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.3 million and $3.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $1.1 million, $1.1 million and $1.1 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Other than the items noted below, there have been no material changes during fiscal 2019 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the risk factors previously described in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

The Merger is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the Merger not being completed.

The Merger is subject to closing conditions, including certain approvals of OHAI stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that OHAI stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. OHAI currently expects that all directors and executive officers of OHAI will vote their shares of OHAI common stock in favor of the proposals presented at the special meeting. If OHAI stockholders do not approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a negative impact on our business and operations.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of OHAI’s investment portfolio with our portfolio and integration of OHAI’s business. There can be no assurance that OHAI’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of OHAI’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations with OHAI’s in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine OHAI’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the nine months ended September 30, 2019, we issued a total of 55,637 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the nine months ended September 30, 2019, the aggregate value of the shares of our common stock issued under our DRIP was approximately $168,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of July 31, 2019 by and among Portman Ridge Finance Corporation, Storm Acquisition Sub Inc., OHA Investment Corporation, and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on August 1, 2019).

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 ).

3.1.1	Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018).

3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, as filed on April 2, 2019).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: November 7, 2019	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *