Form 10-K
period 2019-12-31
Portman Ridge Finance Corp
filed 2020-03-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒	Non‑accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $78,725,636 based upon a closing price of $2.25 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 2, 2020 was 44,847,420.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO Portman Ridge Finance Corporation

In this Annual Report on Form 10-K, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Great Lakes KCAP Funding I LLC, Great Lakes Portman Ridge Funding, LLC, OHA Investment Sub, LLC, OHA Asset Holdings II, LP, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

Portman Ridge Finance Corporation, our logo and other trademarks of Portman Ridge Finance Corporation are the property of Portman Ridge Finance Corporation. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements The matters discussed in this Annual Report, as well as in future oral and written statements by the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to successfully and profitably integrate acquired assets and companies, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved.

The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:

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

ii

PART I

Item 1.	Business

In this Annual Report on Form 10-K, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Great Lakes KCAP Funding I LLC, Great Lakes Portman Ridge Funding, LLC, OHA Investment Sub, LLC, OHA Asset Holdings II, LP, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

GENERAL

Our Company

We were formed in August 2006 under the former name, Kohlberg Capital Corporation, and completed an initial public offering in December 2006. Until March 31, 2019, we operated as an internally managed business development company (“BDC”). On April 1, 2019, we converted to an external management structure and changed our name to Portman Ridge Finance Corporation, see “-The Externalization” below. We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Our investments in CLO Fund Securities are primarily managed by our formerly wholly-owned asset management subsidiaries Trimaran Advisors and Trimaran Advisors Management, L.L.C. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers. Our collateralized loan obligation funds (“CLO Funds”) typically invest in broadly syndicated loans, high-yield bonds and other credit instruments. Our investments in CLO Fund Securities are anticipated to provide us with recurring cash distributions.

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. We also primarily invest in loans to smaller private companies, publicly-traded companies, high-yield bonds, joint ventures, managed funds, partnerships, and distressed debt securities. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Our investment portfolio (excluding our investments in the CLO Funds, Joint Venture and short-term investments) at December 31, 2019 was spread across 24 different industries and 60 different entities with an average par balance per entity of approximately $3.2 million. Our investment portfolio totaled $277.9 million at fair value as of December 31, 2019.

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. Effective March 29, 2019, we are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. However, we continue to be prohibited by the indenture governing our 6.125% notes due 2022 (the “6.125% Notes due 2022”) from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. See Note 7 - “Borrowings” to our consolidated financial statements. Because we also recognize the need to have funds available for operating our business and to make investments, we seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet abnormal and unexpected funding requirements. As a result, we may hold varying amounts of cash and other short-term investments from time-to-time for liquidity purposes.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code and intend to operate in a manner to maintain our RIC status. See “-Taxation as a Regulated Investment Company” below.

The Externalization

On April 1, 2019 (the “Closing”), we became externally managed (the “Externalization”) by Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners LLP, (“BC Partners”), pursuant to a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the “Advisory Agreement”) with the Adviser. See “-Advisory Agreement” below.

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

On December 12, 2018, prior to externalization, we and BCP entered into a letter agreement (the “Asset Purchase Letter Agreement”) pursuant to which we and BCP each agreed to use commercially reasonable efforts to effect the sale by BCP (or its affiliates or advisory clients of its affiliates), in one or more transactions, of certain assets held by BCP (or its affiliates or advisory clients thereof) that, taken together, have an aggregate principal amount of approximately $75 million, less $25 million of aggregate amount of capital contributions made by us to the BCP Great Lakes Fund. In the second quarter of 2019 BCP’s obligations under the Asset Purchase Letter Agreement were satisfied.

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

OHAI Transaction

On December 18, 2019, we completed our acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by the Adviser, of an amount in cash, without interest, equal to approximately $0.15.

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. Our board approved a repurchase program on March 5, 2020. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities.”

Asset Manager Affiliates

On December 31, 2018 pursuant to an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”), our wholly-owned subsidiary Commodore Holdings, LLC (“Commodore”) sold Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”) to LibreMax for a cash purchase price of approximately $37.9 million  The Disposed Manager Affiliates manage certain CLO Funds.

As of December 31, 2019, our remaining asset management affiliates (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Commodore, Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated.

BC Partners’ Corporate Information

BC Partners’ principal executive offices are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022, and our telephone number is (212) 891-2880.

Available Information

We maintain a website on the Internet at http:// www.portmanridge.com. The information contained in our website is not incorporated by reference into this Annual Report. We make copies of our periodic and current reports and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) available on the Investor Relations-SEC Filings section of our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC.

Investment Portfolio

Our investment portfolio generates investment income, which is generally used to pay principal and interest on our borrowings, our operating expenses, and to fund distributions to our stockholders. Our investment portfolio consists primarily of our Debt Securities Portfolio, investments in joint ventures and investments in CLO Fund Securities.

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

When we extend senior and junior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is originated or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. From time to time we may receive warrants in connection with a mezzanine debt investment. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule on the debt security while retaining an equity interest in the borrower. Mezzanine debt with warrants also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2019:

•	represented approximately 67% of total investment portfolio;
•	contained credit instruments issued by corporate borrowers;
•	primarily comprised of senior secured and junior secured loans (33% and 33% of Debt Securities Portfolio, respectively);
•	spread across 24 different industries and 60 different entities;
•	average par balance per investment of approximately $3.2 million;
•	seven investments were on non-accrual status; and
•

the weighted average contractual interest rate on our loans and debt securities was approximately 10.9%, and the weighted average contractual interest rate on our loans and debt securities, adjusted for non-accrual investments, was approximately 9.0%.

Our Debt Securities Portfolio investments generally range between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. The size of our investments and maturity dates may vary as follows:

•	senior secured term loans from $2 to $20 million maturing in five to seven years;
•	second lien term loans from $5 to $15 million maturing in six to eight years;
•	senior unsecured loans from $5 to $23 million maturing in six to eight years;
•	mezzanine loans from $5 to $15 million maturing in seven to ten years; and
•	equity investments from $1 to $5 million.

Investment in Joint Ventures.

KCAP Freedom 3 LLC. During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans form us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”) The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund. During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to us of approximately $12.6 million. Approximately $11.2 million of this distribution was a reduction in the cost basis of our investment in the Joint Venture. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

While we own a 60% interest in the Joint Venture, the Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

As of December 31, 2019, our investment in the KCAP Freedom 3 LLC Joint Venture was approximately $21.3 million at fair value.

BCP Great Lakes Partnership. BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture”). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2019, we had an aggregate $26.3 million unfunded commitment to the BCP Great Lakes Partnership, however, as of that date, our funding commitment was limited to approximately $11.3 million pursuant to the limitations described above. As of December 31, 2019, our investment in the BCP Great Lakes Partnership was approximately $23.8 million at fair value.

CLO Fund Securities.  Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by the Disposed Manager Affiliates. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2019, unless otherwise specified:

•	CLO Fund Securities represented approximately 10% of total investment portfolio at December 31, 2019;
•	CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds;
•	all CLO Funds invested primarily in credit instruments issued by corporate borrowers;
•

U.S. generally accepted accounting principles (“GAAP”) basis investment income of $6.4 million; cash distributions received of approximately $8.7 million (approximately $2.5 million taxable distributable income, $11.2 million tax return of capital to the company).

Asset Manager Affiliates. As discussed above, in connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax. Commodore Holdings, LLC received cash proceeds of $37.9 million from the sale and distributed $33.8 million in cash to the Company. All of this cash distribution was recorded as a return of capital, and no realized gain or loss was recognized on this transaction.

Process

We review potential investment opportunities and conduct due diligence that typically includes a review of historical and prospective financial information, participation in a presentation held by the prospective portfolio company’s management and/or the transaction sponsor, a review of the prospective portfolio company’s product or service, an analysis and understanding of the drivers of the particular industry in which the prospective portfolio company operates, and an assessment of the debt service capabilities of the prospective portfolio company under a variety of assumed forecast scenarios.

Due to our ability to source transactions through multiple channels, we expect to continue to maintain a pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;
•	companies with financing needs of $25 to $150 million;
•	companies purchased by well-regarded private equity sponsors;
•	non-sponsored companies with successful business models, management teams and systems; and
•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis.

We source investment opportunities from:

•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	financial advisers and other market intermediaries; and
•	other middle market lenders with whom we can participate in loans.

In our experience, good credit judgment is based on a thorough understanding of both the qualitative and quantitative factors that determine a company’s performance. Our analysis begins with an understanding of the fundamentals of the industry in which a company operates, including the current economic environment and the outlook for the industry. We also focus on the company’s relative position within the industry and our historical ability to weather economic cycles. Other key qualitative factors include the experience and depth of the management team and the financial sponsor, if any.

Only after we have a comprehensive understanding of the qualitative factors do we focus on quantitative metrics. We believe that with the context provided by the qualitative analysis, we can gain a better understanding of a company’s financial performance. We analyze a potential portfolio company’s sales growth and margins in the context of our competition as well as our ability to manage our working capital requirements and our ability to generate consistent cash flow. Based upon this historical analysis, we develop a set of projections which represents a reasonable underwriting case of most likely outcomes for the company over the period of our investment. We also look at potential downside cases to determine a company’s ability to service its debt in a stressed credit environment.

Elements of the qualitative analysis we use in evaluating investment opportunities include some combination of the following:

•	industry fundamentals;
•	competitive position and market share;
•	impact of historical down-cycles on the industry and us;
•	quality of financial and technology infrastructure;
•	sourcing risks and opportunities;
•	labor and union strategy;
•	technology risk;
•	diversity of customer base and product lines;
•	quality of financial sponsor (if applicable); and
•	acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include some combination of the following:

•	income statement analysis of growth and margin trends;
•	cash flow analysis of capital expenditures and free cash flow;
•	financial ratio and market share standing among comparable companies;
•	financial projections: underwriting versus stress case;
•	event specific credit modeling;
•	credit profile trend;
•	future capital expenditure needs and asset sale plans;
•	downside protection to limit losses in an event of default;
•	risk adjusted returns and relative value analysis; and
•	enterprise and asset valuations.

The origination, structuring and credit approval processes are fully integrated. Our credit team is directly involved in all due diligence and analysis prior to the formal credit approval process by our Investment Committee.

Investment Committee

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

The approval of a majority of the Investment Committee is required for all investments.

Monitoring

Our Board, including a majority of its independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of our Advisory Agreement, will annually review the compensation we pay to the Adviser.

Our Adviser has significant experience monitoring credit portfolios. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with the Adviser and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action. In addition, most of the Adviser’s senior management team, has substantial workout and restructuring experience.

In order to assist us in detecting issues with our Debt Securities Portfolio companies as early as possible, we perform a financial analysis at least quarterly on each portfolio company. This analysis typically includes:

•	A summary of the portfolio company’s current total credit exposure as well as our portion of this exposure.
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

Watch list credits are followed closely and discussed more frequently than quarterly, as appropriate.

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

The Adviser seeks to invest on our behalf in performing, well-established middle market businesses that operate across a wide range of industries (i.e., no concentration in any one industry). The Adviser employs fundamental credit analysis, targeting investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.

BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America which has more than $25 billion in assets under management in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform as fully integrated businesses. Our investment activity will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. BCP Credit currently manages a private fund in the BCP Credit platform along with several separate managed accounts focused on credit investments and BC Partners Lending Corporation, a private BDC.

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

Term

On April 1, 2019, we entered into the Advisory Agreement with the Adviser. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 1, 2021, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding shares, and, in each case, a majority of the independent directors.

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

Compensation of Adviser

Pursuant to the terms of the Advisory Agreement, we pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”). For the period from the date of the Advisory Agreement (the “Effective Date”) through the end of the first calendar quarter after the Effective Date, the Base Management Fee will be calculated at an annual rate of 1.50% of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, as of the end of such calendar quarter. Subsequently, the Base Management Fee will be 1.50% of our average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that the Base Management Fee will be 1.00% of our average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of (i) 200% and (ii) the value of our net asset value at the end of the most recently completed calendar quarter. The Incentive Fee consists of two parts: (1) a portion based on our pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50%. In connection with the Externalization, for the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

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

To determine the Income-Based Fee, pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized capital losses or unrealized capital depreciation in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for the subsequent quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the Income-Based Fee:

Quarterly Income-Based Fee

(expressed as a percentage of the value of net assets)

0%	1.75%	2.121%

← 0% →	← 100% →	← 17.5% →

The second component of the incentive fee, the Capital Gains Fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains fee for prior periods. We will accrue, but will not pay, a Capital Gains incentive Fee with respect to unrealized appreciation because a Capital Gains incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

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

Administration Agreement

Under the terms of the Administration Agreement between us and the Administrator, the Administrator will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for our use under the Administration Agreement, including our allocable portion of the compensation paid to our chief compliance officer and chief financial officer and their respective staff who provide services to us. The Board, including the independent directors, will review the general nature of the services provided by the Administrator as well as the related cost to us for those services and consider whether the cost is reasonable in light of the services provided.

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

Payment of Our Expenses under Our Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staffs of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses (including rent, office equipment and utilities), of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear an allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to our Advisory Agreement; (ii) an allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under our Advisory Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager or placement agent agreements, if any;
•	administration fees payable under our Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;
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

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up our affairs;
•	costs incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

Allocation of Investment Opportunities and Potential Conflicts of Interest

Co-Investment Relief

As a BDC, we are subject to certain regulatory restrictions in making investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an exemptive order to an affiliate of the Adviser that permits us to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by us or our affiliates, including BC Partners Lending Corporation, BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP and any future funds that are advised  by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and certain criteria established by our Board.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $3.40 and $4.23 as of December 31, 2019 and December 31, 2018, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2019		December 31, 2018
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in short-term investments(2)	$4,207,107	$0.09	$44,756,478	$1.20
Investments in debt securities	186,802,908	4.17	147,861,744	3.96
Investments in CLO Fund Securities	31,968,202	0.71	44,325,000	1.19
Investments in equity securities	9,864,419	0.22	2,038,020	0.05
Investments in Asset Manager Affiliates	—	0.00	3,470,000	0.09
Investment in Joint Ventures	45,087,967	1.01	30,857,107	0.83
Investment in Derivatives	(33,437)	(0.00)	—	—
Cash	136,864	0.00	5,417,125	0.14
Restricted Cash(3)	4,967,491	0.11	3,907,341	0.10
All other assets	27,372,742	0.61	2,831,866	0.08
Total Assets	$310,374,263	$6.92	$285,464,681	$7.64
6.125% Notes Due 2022 (net of offering costs)	$75,755,253	$1.69	$75,199,858	$2.01
Great Lakes KCAP Funding I, LLC (net of offering costs)	—	0.00	25,200,331	0.68
Great Lakes Portman Ridge Funding LLC (net of offering costs)	78,108,535	1.74	—	—
Payable for open trades	—	0.00	23,204,564	0.62
Other liabilities	4,311,905	0.10	3,838,917	0.10
Total Liabilities	158,175,693	3.53	127,443,670	3.41
NET ASSET VALUE	$152,198,570	$3.40	$158,021,011	$4.23

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

(2)	Includes money market accounts and U.S. Treasury Bills.
(3)	Consists of cash held for interest and principal payments on our borrowings.

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and equity of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities, joint ventures, derivatives, partnerships and distressed debt securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, our Board determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. We use an independent valuation firm to provide third party valuation consulting services to us and the Board of Directors. For additional information concerning valuation, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Valuation of Portfolio Investments”; and Notes 2 and 4 to the financial statements.

Competition

Our primary competitors also provide financing to prospective portfolio companies. These include commercial investment banks, specialty finance companies, hedge funds, structured investment funds, and other BDCs. Our competitors may have a lower cost of funds, and many have access to funding sources that are not available to us. Many of these entities have greater managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

Employees

Since the Externalization, we have not had any employees and do not expect to have any employees.

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

Temporary Investments

Pending investment in other types of “Qualifying Assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are “Qualifying Assets.” Typically, we invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements that are treated, under applicable tax rules, as being issued by a single counterparty, we would not meet the diversification tests imposed on us by the Internal Revenue Code to qualify for tax treatment as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements treated as issued, under applicable tax rules, by a single counterparty in excess of this limit. We monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% effective as of March 29, 2019) immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. On March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities was changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we continue to be prohibited by the indenture governing our 6.125% Notes due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at http://www.portmanridge.com. Our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may be obtained by electronic request to publicinfo@sec.gov

Privacy Principles

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

Proxy Voting Policy and Procedures

Although the securities we hold are not typically voting securities, some of our investments could entitle us to voting rights. If this were to occur the Adviser would vote its portfolio securities in the best interest of our stockholders and the Adviser would review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Adviser would generally vote against proposals that it believes may have a negative impact on our portfolio securities, the Adviser may vote for such a proposal if it were to believe there exists a compelling long-term reason to do so.

Our voting decisions would be made by the Adviser, subject to authority assigned under our Advisory Agreement. To ensure that the Adviser’s vote would not be the product of a conflict of interest, we would require that (1) anyone involved in the decision making process disclose to our Board any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

Exclusion from CFTC Regulation

Rule 4.5 of the Commodity Futures Trading Commission (“CFTC”) permits investment advisers to BDCs to claim an exclusion from the definition of “commodity pool operator” under the Commodities Exchange Act (the “CEA”) with respect to a fund, provided certain requirements are met. In order to permit our Adviser to claim this exclusion with respect to us, we must limit our transactions in certain futures, options on futures and swaps deemed “commodity interests” under CFTC rules (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish such futures, options on futures and swaps do not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions; or (ii) the aggregate net notional value of such futures, options on futures and swaps does not exceed 100% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions. In addition to meeting one of the foregoing trading limitations, we may not market our self as a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. Accordingly, we are not subject to regulation under the CEA or otherwise regulated by the CFTC. If the Adviser was unable to claim the exclusion with respect to us, the Adviser would become subject to registration and regulation as a commodity pool operator, which would subject the Adviser and us to additional registration and regulatory requirements and increased operating expenses.

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

TAXATION AS A REGULATED INVESTMENT COMPANY

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to operate in a manner to maintain our RIC tax treatment. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner for each calendar year an amount at least equal to the sum of (a) 98% of our net ordinary income for that calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) any income or gains realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). Although we generally endeavor to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, we may incur a U.S. federal excise tax.

To qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	have an election in effect to be treated as a business development company under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof), other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
°

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

°

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

If we do not satisfy the requirements of the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC provided that (i) we satisfied the requirements in a prior quarter and (ii) our failure to satisfy the requirements in the current quarter is not due in whole or in part to an acquisition of any security or other property.

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

Some of the income and fees that we may recognize will not be qualifying income for purposes of the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate-level U.S. federal income taxes on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made out of our current or accumulated earnings and profits would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate if paid to non-corporate stockholders. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our stock, and any remaining distributions would be treated as a capital gain provided the stockholder holds our stock as a capital asset. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash.

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. Unfavorable economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

Recently, the outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies performance and financial results.

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

On January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), with a transition period lasting until December 31, 2020.  During the transition period, existing arrangements between the United Kingdom and the European Union will remain in place while the United Kingdom and the European Union seek to negotiate a free trade agreement that will govern the trading relationship between the United Kingdom and the European Union following the transition period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union remains unclear and may to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The United Kingdom and Europe may also experience weakening in consumer, corporate and financial confidence. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

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

The Adviser has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

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

The Adviser and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in private offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Adviser. These compensation arrangements could affect the Adviser or its affiliates’ judgment with respect to private offerings of equity and investments made by us, which allows the Adviser to earn increased asset management fees.

We may be obligated to pay the Adviser incentive compensation even if it incurs a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive fees in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.

For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in us paying an incentive fee on income that we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team has to other clients.

The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as us, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying and executing upon investment opportunities and on our Board to review and approve the terms of our participation in co-investment transactions with the Adviser and its affiliates. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

An affiliate of the Adviser manages BC Partners Lending Corporation, which is a BDC that will invest primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for BC Partners and us. BC Partners operates as a distinct and separate company and any investment in our common stock will not be an investment in BC Partners. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners and three of our independent directors serve as independent directors of BC Partners Lending Corporation.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Adviser t or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

Our base management and incentive fees may induce the Adviser to make speculative investments or to incur leverage.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Adviser is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio. The part of the management and incentive fees payable to the Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of defaulting on our borrowings, which would disfavor holders of our common stock. Such a practice could result in us investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.

The Adviser may retain additional consultants, advisors and/or operating partners to provide services to us, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

BC Partners may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by BC Partners on a consultancy or retainer or other basis, to provide services to us and other entities sponsored by BC Partners including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to us and any of our investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of us or a portfolio entity of us. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to us, which fee will be paid either by us or, if applicable, the relevant portfolio entity.

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

The Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Adviser may advise us to consummate transactions or conduct its operations in a manner that, in the Adviser’s reasonable discretion, is in the best interests of our stockholders. These transactions, however, may increase the amount of fees paid to the Adviser. The Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our stockholders.

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

If the Adviser is unable to source investments effectively, we may be unable to achieve our investment objectives and provide returns to stockholders.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify, evaluate and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s marketing capabilities, its management of the investment process, its ability to provide efficient services and its access to financing sources on acceptable terms. Failure to source investments effectively could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty paying distributions required to maintain our RIC status if we recognize income before or without receiving cash equal to such income.

In accordance with the Code, we include in income certain amounts that we have not yet received in cash, such as non-cash PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted non-cash PIK arrangements are included in income for the period in which such non-cash PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in the associated debt investment having “original issue discount” for tax purposes, which we must recognize as ordinary income as it accrues. This increases the amounts we are required to distribute to maintain our qualification for tax treatment as a RIC. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board pursuant to a valuation methodology approved by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our resources available to pay dividends or interest and principal on our securities and could cause you to lose all or part of your investment.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”) a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2019, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(2)	(26.0)%	(15.8)%	(5.6)%	4.6%	14.8%

(1)

Assumes $310.4 million in total assets, $157.0 million in debt outstanding and $152.2 million in net assets as of as of December 31, 2019 and a weighted average interest rate of 5.4% as of December 31, 2019.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) immediately after such borrowing or issuance. The amount of leverage that we employ in the future will depend on our management’s and our Board’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

Our Board has approved our ability to incur additional leverage as permitted by recent legislation.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the recently enacted SBCA has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In other words, prior to the enactment of the SBCA, a BDC could borrow $1 for investment purposes for every $1 of investor equity. Now, for those BDCs that satisfy the SBCA’s approval and disclosure requirements, the BDC can borrow $2 for investment purposes for every $1 of investor equity.

In accordance with the SBCA, on March 29, 2018, our Board, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indentures governing our 6.125% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required to maintain our status as a RIC.

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

In the event we default under our revolving credit facility (the “Revolving Credit Facility”) or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of U.S. federal income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains (although we may retain certain net long-term capital gains, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019), as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, the effects may adversely affect our business and they could negatively impact our ability to pay you dividends and could cause you to lose all or part of your investment in our securities.

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

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or the 150% asset coverage ratio effective as of March 29, 2019) immediately after such issuance or incurrence. With respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

All of the costs of offering and servicing such debt or preferred stock (if issued by us in the future), including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our Board. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and our stockholders approve, giving us the authority to do so. Although we currently do not have such authorization, we previously sought and received such authorization from our stockholders in the past and may seek such authorization in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans to generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio, our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

A failure on our part to maintain our status as a BDC or the application of additional regulatory burdens would significantly reduce our operating flexibility.

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

In December 2019, the CFTC amended certain rules to require BDCs that trade “commodity interests” (as defined under CFTC rules) to a de minimis extent file an electronic notice of exclusion to not be deemed a “commodity pool operator” pursuant to CFTC regulations. This exclusion allows BDCs that trade commodity interests to forgo regulation under the CEA and the CFTC. If our Adviser is unable to claim this exclusion, or fails to do so in the future, with respect to us, the Adviser would become subject to registration and regulation as a commodity pool operator under the CEA. This additional regulation would subject our Adviser and us to additional registration and regulatory requirements, along with increasing operating expenses which could have a material adverse effect on our business, results of operations or financial condition.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Boards’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins, unauthorized tampering employee impersonation, social engineering or “phishing” attempts. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

We invest primarily in senior secured term loans, mezzanine debt, selected equity investments issued by middle market companies, CLO Funds, Joint Ventures and derivatives. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, may be highly leveraged, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Defaults by portfolio companies may harm our operating results.

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

Equity Investments. We have made and expect to make selected equity investments in middle market companies. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants in the equity of the portfolio company. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio investments for which there is no readily available market, including our investment in our Asset Manager Affiliates, our Joint Ventures and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board pursuant to a valuation methodology approved by our Board. These valuations are initially prepared by our management and reviewed by our Valuation Committee, which uses its best judgment in arriving at the fair value of these securities. However, the Board retains ultimate authority to determine the appropriate valuation for each investment.

We have engaged an independent valuation firm to provide third party valuation consulting services to our Board. Each quarter, the independent valuation firm performs third party valuations on our material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the Board’s determination of fair value. The Board intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Substantially all of our investment in the Asset Manager Affiliates was sold on December 31, 2018. Prior thereto, our investment in our Asset Manager Affiliates was carried at fair value, which was determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation included an analysis of comparable asset management companies. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other debt holders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets. Such events could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, some of the loans in which we may invest may be "covenant-lite" loans. We use the term "covenant-lite" loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, "covenant-lite" loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower's financial condition. Accordingly, to the extent we invest in "covenant-lite" loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

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

As of December 31, 2019, we had $32.0 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and covenants that we agreed to in connection with the issuance of the 6.125% Notes Due 2022 we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of 6.125% Notes Due 2022 that for the period of time during which the 6.125% Notes Due 2022  are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, stockholders that do not elect to participate in our dividend reinvestment plan will experience dilution over time. Stockholders who do not elect to participate in our dividend reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to stockholders.

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

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent stockholders from removing a majority of directors in any given election. Our Board may, without stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Risks Related to Our Notes

Our 6.125% Notes Due 2022 are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 6.125% Notes Due 2022 are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 6.125% Notes Due 2022  are effectively subordinated to any secured indebtedness we have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 6.125% Notes Due 2022 .

The 6.125% Notes Due 2022 are structurally subordinated to the indebtedness and other liabilities of our subsidiaries and portfolio companies with respect to which we hold equity investments.

The 6.125% Notes Due 2022 are obligations exclusively of Portman Ridge Finance Corporation, and not of any of our subsidiaries. None of our subsidiaries are guarantors of the 6.125% Notes Due 2022, and the 6.125% Notes Due 2022 will not be required to be guaranteed by any subsidiary or asset management firm we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 6.125% Notes Due 2022. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 6.125% Notes Due 2022 ) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 6.125% Notes Due 2022 are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments, or that we may in the future acquire or establish. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 6.125% Notes Due 2022.

The indentures under which the 6.125% Notes Due 2022 are issued contain limited protection for holders of the 6.125% Notes Due 2022.

The indentures under which the 6.125% Notes Due 2022 are issued offer limited protection to holders of the 6.125% Notes Due 2022. The terms of the indentures and the 6.125% Notes Due 2022  do not restrict our or any of our subsidiaries, ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 6.125% Notes Due 2022 . In particular, the terms of the indenture and the 6.125% Notes Due 2022 do not place any restrictions on our or our subsidiaries, ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 6.125% Notes Due 2022 , (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 6.125% Notes Due 2022  to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the 6.125% Notes Due 2022  and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the 6.125% Notes Due 2022  with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 6.125% Notes Due 2022 , including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

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

In addition, the indenture does not require us to offer to purchase the 6.125% Notes Due 2022 in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 6.125% Notes Due 2022 do not protect holders of the 6.125% Notes Due 2022  in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described above. Any changes to the 200% asset coverage ratio in the 1940 Act could affect the 6.125% Notes Due 2022. As discussed above, on March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, we will continue to be prohibited by the indenture governing our 6.125% Notes Due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Our Board has approved our ability to incur additional leverage as permitted by recent legislation.”

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 6.125% Notes Due 2022 may have important consequences for you as a holder of the 6.125% Notes Due 2022 including making it more difficult for us to satisfy our obligations with respect to the 6.125% Notes Due 2022 or negatively affecting the trading value of the 6.125% Notes Due 2022 .

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the 6.125% Notes Due 2022, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 6.125% Notes Due 2022.

Even though the 6.125% Notes Due 2022 are listed on the NASDAQ Global Select Market, an active trading market for the 6.125% Notes Due 2022 may not develop, or if it does develop, it may not be sustained, which could limit your ability to sell the 6.125% Notes Due 2022 or affect the market price of the 6.125% Notes Due 2022

We cannot provide any assurances that an active trading market will develop for the 6.125% Notes Due 2022, or that, if it does develop, it will be sustained or that you will be able to sell your 6.125% Notes Due 2022. The 6.125% Notes Due 2022 may trade at a discount from the price paid for the 6.125% Notes Due 2022 depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors.

Accordingly, we cannot assure you that a liquid trading market will develop for the 6.125% Notes Due 2022  or that, if an active trading market for the 6.125% Notes Due 2022  does develop, it will be sustained, that you will be able to sell your 6.125% Notes Due 2022  at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 6.125% Notes Due 2022 may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 6.125% Notes Due 2022 for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 6.125% Notes Due 2022.

Any default under the agreements governing our indebtedness, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 6.125% Notes Due 2022  and could substantially decrease the market value of the 6.125% Notes Due 2022 . If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future debt we issue will likely have customary cross-default provisions, if such other debt is accelerated, we may be unable to repay or finance the amounts due.

Risks Related to Our Investment Advisory Relationship with the Adviser

Our Adviser selects our investments and our stockholders have no input with respect to investment decisions.

The Adviser selects our investments and our stockholders will have no input with respect to investment decisions. As a result, we will be subject to all of the business risks and uncertainties associated with the origination of new investments, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

We are dependent upon the Adviser for our future success.

We have no employees and, as a result, we depend on the diligence, skill and network of business contacts of the Adviser’s investment professionals to source appropriate investments for us. We depend on members of the Adviser’s investment team to appropriately analyze our investments and the Adviser’s investment committee to approve and monitor our portfolio investments. The Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Adviser’s investment committee and the other investment professionals available to the Adviser. We do not have employment agreements with these individuals or other key personnel of the Adviser, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with the Adviser. The loss of a material number of senior investment professionals to which the Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to the Adviser’s investment professionals or its information and deal flow.

The structure under the Advisory Agreement may induce the Adviser to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.

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

Moreover, because the base management fees payable to the Adviser under the Advisory Agreement are payable based on our gross assets, excluding cash and cash equivalents but including those assets purchased with borrowed amounts, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.

The Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser will not assume any responsibility to us other than to render the services described in the Advisory Agreement, and it is not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser are not be liable to us for their acts under the Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as the Adviser for us, and not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser is able to resign upon 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

We are an externally managed BDC pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Adviser has the right to resign upon 60 days’ written notice, whether a replacement has been found or not. If the Adviser resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We may not replicate our historical performance, or the historical success of other investment vehicles advised by the Adviser.

We cannot provide any assurance that we will replicate our own historical performance, the historical success of the Adviser or the historical performance of other investment vehicles that the Adviser and its investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by us in the past or by other clients of the Adviser. We can offer no assurance that the Adviser will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

Risks Relating to the Merger

Sales of shares of our common stock after the completion of our acquisition of OHAI may cause the market price of our common stock to decline.

Former OHAI Stockholders may decide not to hold the shares of our common stock that they received pursuant to the merger agreement. Certain OHAI Stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received pursuant to the merger agreement. In addition, our stockholders may decide not to hold their shares of common stock as a result of the merger. In each case, such sales of our common stock could have the effect of depressing the market price our common stock.

If we sell investments acquired as a result of the merger, it may result in capital gains and increase the incentive fees payable to the Adviser.

Investments that we acquired as a result of the merger are booked at a discount under ASC 805-50, Business Combinations–Related Issues. To the extent we sell one of these acquired investments at a price that is higher than its then-amortized cost, such sale would result in realized capital gain that would be factored in to the amount of the incentive fee on capital gains, if any, that is paid by us to the Adviser. If we sell a significant portion of the investments acquired as a result of the merger, it may materially increase the incentive fee on capital gains paid to the Adviser. The effect on the incentive fee on capital gains has been greater for acquired investments sold closer to the Closing.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other real property.

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “PTMN.” We completed our initial public offering on December 11, 2006 at an initial public offering (“IPO”) price of $15.00 per share. Prior to such date there was no public market for our common stock.

HOLDERS

As of February 24, 2020, there were approximately 52 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

DIVIDEND POLICY

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our tax basis ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no corporate tax. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2019. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1) (Through

December 31, 2019)

(1)

Total return includes reinvestment of distributions through December 31, 2019. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2019, we did not purchase any of our shares of common stock. Pursuant to the merger agreement entered into with OHAI, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. In accordance with the merger agreement, on March 5, 2020 our board of directors authorized a stock repurchase program of up to $10 million effective March 6, 2020 and terminating on March 5, 2021. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2019, we issued 73,482 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 10 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PORTMAN RIDGE FINANCE CORPORATION

SELECTED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$21,498,294	$22,494,890	$26,363,383	$34,131,571	$39,811,558
Fees and other income	137,061	245,393	491,279	668,527	366,859
Dividends from Asset Manager Affiliates	—	1,246,510	460,000	1,400,000	5,348,554
Investment income – Joint Ventures	4,859,780	3,100,000	949,037	—	—
Total interest and related portfolio income	26,495,135	27,086,793	28,263,699	36,200,098	45,526,971
Expenses:
Management fees	3,129,079	—	—	—	—
Performance-based incentive fees	—	—	—	—	—
Interest and amortization of debt issuance costs	8,261,445	7,403,436	7,661,407	9,110,603	11,727,880
Compensation	3,688,578	4,012,743	4,571,309	4,103,558	3,843,799
Administrative services expense	1,243,587	—	—	—	—
Other	7,098,757	5,666,137	5,011,852	4,495,942	5,772,502
Total operating expenses	23,421,446	17,082,316	17,244,568	17,710,103	21,344,181
Management and performance-based incentive fees waived	—	—	—	—	—
Net expenses	23,421,446	17,082,316	17,244,568	17,710,103	21,344,181
Net Investment Income	3,073,689	10,004,477	11,019,131	18,489,995	24,182,790
Realized and unrealized (losses) gains on investments and debt extinguishment:
Net realized (losses)	(16,695,014)	(16,672,029)	(11,021,042)	(6,341,678)	(6,647,478)
Net change in unrealized (losses) gains	1,121,364	(2,903,994)	3,389,993	(13,188,048)	(36,169,870)
Total net (losses) gains	(15,573,650)	(19,576,023)	(7,631,049)	(19,529,726)	(42,817,348)
Net (decrease) increase in net assets resulting from operations	$(12,499,961)	$(9,571,546)	$3,388,082	$(1,039,731)	$(18,634,558)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Per Share:
Earnings per common share – basic	$(0.33)	$(0.26)	$0.09	$(0.03)	$(0.50)
Earnings per common share – diluted	$(0.33)	$(0.26)	$0.09	$(0.03)	$(0.50)
Net investment income per share – basic	$0.08	$0.27	$0.30	$0.50	$0.65
Net investment income per share – diluted	$0.08	$0.27	$0.30	$0.50	$0.65
Distributions declared per common share	$0.32	$0.40	$0.46	$0.57	$0.78
Taxable Distributable Income per basic share	$0.01	$0.25	$0.16	$0.40	$0.63
Balance Sheet Data:
Investment assets at fair value	$277,897,166	$273,308,349	$311,956,156	$366,471,304	$409,570,495
Total assets	$310,374,263	$285,464,681	$319,808,974	$381,371,983	$421,204,697
Total debt outstanding	$153,863,788	$100,400,189	$101,413,317	$175,548,570	$201,103,761
Stockholders’ equity	$152,198,570	$158,021,011	$181,804,756	$194,924,925	$216,100,470
Net asset value per common share	$3.40	$4.23	$4.87	$5.24	$5.82
Common shares outstanding at end of year	44,829,676	37,326,846	37,339,224	37,178,294	37,100,005
Other Data:
Investments funded(1)	100,847,747	118,159,373	227,722,823	75,724,590	130,954,741
Principal collections related to investment repayments or sales(1)	142,428,478	112,052,177	323,531,633	129,191,854	129,793,338
Number of portfolio investments at year end(1)	98	86	77	125	130
Weighted average interest rate on income producing debt investments(2)	10.9%	10.0%	10.1%	7.0%	7.4%
Weighted average interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual)(3)	9.0%	9.1%	9.6%	7.0%	7.4%

(1)	Does not include short-term investments.
(2)

Weighted average interest rate on income producing investments is calculated as the weighted average contractual interest rate on par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio. The calculation does not include CLO Fund Securities or Joint Ventures.

(3)

Weighted average interest rate of income producing investments (adjusted for non-accrual and partial non-accrual) is calculated as the weighted average contractual interest rate on par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio, excluding contractual income on non-accrual and partial non-accrual investments. The calculation does not include CLO Fund Securities or Joint Ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Note About Forward-Looking Statements” appearing elsewhere in this annual report. Except as otherwise indicated, the terms “we,” “us,” “our” and the “Company” refer to Portman Ridge Finance Corporation.

THE EXTERNALIZATION

On December 14, 2018, we entered into the Externalization Agreement with BCP, an affiliate of BC Partners, through which the Adviser agreed to become our investment adviser, subject to our stockholders’ approval of the Advisory Agreement between us and the Adviser. At a special meeting of our stockholders held on February 19, 2019, our stockholders approved the Advisory Agreement. The Externalization closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser.

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

OHAI TRANSACTION

On December 18, 2019, we completed our acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by Sierra Crest, an amount in cash, without interest, equal to approximately $0.15. As a result of the merger, we issued an aggregate of 7,439,559 shares of our common stock to former OHAI stockholders (approximately 16.6% of the Company’s outstanding shares at December 31, 2019).

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. Our board approved a repurchase program on March 5, 2020. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities.”

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $3.0 million of cash payment (deemed capital contribution) paid at closing  directly to shareholders of OHAI from Sierra Crest and LibreMax, was allocated to the OHAI investments acquired, based on their relative fair values as of the date of acquisition. Immediately following the acquisition of OHAI, we recorded OHAI’s net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the OHAI investments acquired and was immediately recognized as unrealized gain on our Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for debt securities, will generally amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the OHAI investments acquired through their maturity. Upon the sale of any of the OHAI acquired investments, we will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$15,548,678
Cash consideration to OHAI shareholders (2)	11,510,688
Transaction costs (excluding offering costs $385,747)	851,807
Total purchase consideration	27,911,173
Assets acquired:
Investments, at fair value (amortized cost of $54,123,811)	60,547,193
Cash	232,708
Interest receivable	592,329
Other assets	482,454
Total assets acquired	61,854,684
Liabilities assumed:
Debt	27,394,083
Other liabilities	126,046
Total liabilities assumed	27,520,129
Net assets acquired	34,334,555
Total purchase discount	$(6,423,382)

(1)	Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by us in conjunction with the merger.
(2)	Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid directly to shareholders of OHAI at closing from Sierra Crest and LibreMax.

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

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. Effective March 29, 2019, we are now allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. However, we continue to be prohibited by the indenture governing our Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In December 2019, our wholly owned subsidiary entered into a Revolving Credit Facility (see “- Financial Condition, Liquidity, and Capital Resources – Borrowings – Great Lakes Portman Ridge Funding LLC.”) See Note 7 - “Borrowings” to our consolidated financial statements.

We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2016 2017 Activity:	$238,343,330	$54,174,350	$5,056,355	$40,198,000	$—	$—	337,772,035
Purchases / originations / draws	181,613,690	11,211,368	—	—	36,738,873	—	229,563,931
Pay-downs / pay-offs / sales	(300,625,104)	(25,598,497)	182,000	(2,750,000)	(11,824,015)	—	(340,615,616)
Net accretion of interest	304,904	11,139,633	—	—	—	—	11,444,537
Net realized losses	(5,634,255)	(1,264,789)	—	—	—	—	(6,899,044)
Increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	—	3,389,993
Fair Value at December 31, 2017 2018 Activity:	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$—	$234,655,836
Purchases / originations / draws	92,911,178	12,781,528	—	—	12,466,667	—	118,159,373
Pay-downs / pay-offs / sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	—	(112,052,177)
Net accretion of interest	1,289,512	5,878,260	—	—	—	—	7,167,772
Net realized losses	9,933	(16,484,872)	—	—	—	—	(16,474,939)
Increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	—	(2,903,994)
Fair Value at December 31, 2018 2019 Activity:	147,861,744	44,325,000	2,038,020	3,470,000	30,857,107	—	$228,551,871
Purchases / originations / draws	164,680,210	—	14,966,500	—	15,857,536	30,609	195,534,855
Pay-downs / pay-offs / sales	(123,783,352)	(13,629,382)	(371,222)	—	(4,644,523)	—	(142,428,478)
Net accretion of interest	366,805	6,162,690	—	—	—	—	6,529,495
Net realized gains (losses)	(8,841,780)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(15,619,046)
Increase (decrease) in fair value	6,519,282	(3,494,888)	(4,856,831)	—	3,017,847	(64,046)	1,121,364
Fair Value at December 31, 2019	$186,802,908	$31,968,202	$9,864,419	$—	$45,087,967	$(33,437)	$273,690,059

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

The following table shows the Company’s portfolio by security type at December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$4,207,107	$4,207,107	2	$44,756,478	$44,756,478	17
Senior Secured Loan	91,245,574	88,788,639	32	86,040,921	77,616,209	28
Junior Secured Loan	100,655,341	95,188,373	34	76,223,561	70,245,535	26
Senior Unsecured Bond	620,145	403,615	—	—	—	—
Subordinated Note	2,165,304	2,422,281	1	—	—	—
CLO Fund Securities	46,618,717	31,968,202	12	55,480,626	44,325,000	16
Equity Securities	22,160,993	9,864,419	4	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	48,594,539	45,087,967	16	37,381,525	30,857,107	11
Derivatives	30,609	(33,437)	—	—	—	—
Total	$334,089,559	$277,897,166	100%	$327,152,104	$273,308,349	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Includes money market accounts and U.S. treasury bills at December 31, 2018.
(3)	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2019 and December 31, 2018, for our investment portfolio was as follows:

	December 31, 2019			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$15,706,988	$16,342,388	6	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	-	17,791,230	3,470,000	1
Automotive	5,504,508	5,541,823	2	—	—	—
Banking, Finance, Insurance & Real Estate	4,679,345	4,554,055	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,899,181	7,750,305	3	5,963,334	5,796,506	2
Capital Equipment	7,450,117	6,453,900	2	10,888,432	9,831,391	4
Chemicals, Plastics & Rubber	345,833	389,320	0	4,862,063	4,801,645	2
CLO Fund Securities	46,618,717	31,968,202	12	55,480,626	44,325,000	16
Construction & Building	—	—	-	1,400,223	1,394,163	1
Consumer goods: Durable	3,413,107	2,558,619	1	1,140,500	364,240	0
Containers, Packaging and Glass	2,831,640	2,616,480	1	1,434,568	1,440,525	1
Electronics	12,511,345	13,636,090	5	3,007,500	3,007,500	1
Energy: Oil & Gas	12,522,303	4,919,950	2	16,827,204	8,946,568	3
Environmental Industries	3,998,816	3,924,947	1	8,371,180	6,939,794	3
Forest Products & Paper	1,570,609	1,534,240	1	1,564,583	1,553,920	1
Healthcare, Education and Childcare	9,353,548	9,136,345	3	—	—	—
Healthcare & Pharmaceuticals	42,461,467	33,637,136	12	38,638,822	32,287,288	12
High Tech Industries	18,816,125	17,481,155	6	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	-	400,000	1,000	0
Joint Ventures	48,594,539	45,087,967	16	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	—	—	-	6,113,852	5,590,863	2
Media: Broadcasting & Subscription	4,614,647	4,567,266	2	—	—	—
Media: Diversified & Production	2,886,325	2,887,230	1	—	—	—
Metals & Mining	1,180,977	1,319,500	0	—	—	—
Personal, Food and Miscellaneous Services	2,534,318	2,829,436	1	—	—	—
Services: Business	22,726,850	21,415,794	8	10,398,710	9,213,416	3
Services: Consumer	4,512,488	4,493,529	2	—	—	—
Telecommunication	8,751,454	8,164,050	3	8,351,775	8,343,919	3
Textiles and Leather	12,389,673	12,180,290	4	10,140,662	9,940,294	4
Money Market Accounts	4,207,107	4,207,107	2	34,757,129	34,757,129	13
Transportation: Cargo	8,216,303	8,300,043	3	4,000,634	4,000,400	1
U.S. Government Obligations	—	—	-	9,999,349	9,999,349	4
Total	$334,089,558	$277,897,166	100%	$327,152,104	$273,308,349	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding CLO Fund Securities and Joint Ventures, was approximately 10.9% and 10.1%, respectively. At December 31, 2019 and December 31, 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, excluding CLO Fund Securities and Joint Ventures, was approximately 9.0% and 9.6%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at December 31, 2019 was spread across 24 different industries and 60 different entities with an average par balance per entity of approximately $3.8 million. As of December 31, 2019, seven of our debt investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2019 and December 31, 2018, the total amount of non-qualifying assets to total assets was approximately 25.3% and 23%, respectively. A significant portion of non-qualifying assets were foreign investments which were approximately 11% and 16% of our total assets as of December 31, 2019 and 2018, respectively (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 10% and 16% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of December 31, 2019, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value. As of December 31, 2018, our Asset Manager Affiliates had approximately $300 million of par value of assets under management on which they earned management fees and were valued at approximately $3.5 million.

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

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2019 and December 31, 2018, we had approximately $32.0 million and $44.3 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of December 31, 2019 and December 31, 2018, were as follows:

			December 31, 2019(2)		December 31, 2018(3)
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Katonah III, Ltd.	Income Notes		$—	$—	$1,287,155	$369,280
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,094,823	5,025,536	6,378,611	7,016,733
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,995,658	6,379,580	11,740,622	9,777,251
Great Lakes KCAP F3C Senior LLC	Class E Notes	27.4	—	—	4,407,106	4,473,840
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,519,641	1,984,155	1,438,701	1,913,925
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,072,697	1,139,032	6,314,484	2,158,200
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,088,504	2,514,130	4,353,347	3,048,698
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,253,304	6,395,016	9,717,150	7,067,073
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,594,090	8,530,751	9,843,450	8,500,000
Total			$46,618,717	$31,968,202	$55,480,626	$44,325,000

(1)	Represents percentage of class held as of December 31, 2019.
(2)	Other than Katonah III, Ltd and Dryden 30, all of our CLO Fund securities investments were managed by affiliates as of December 31, 2019.
(3)	Other than Great Lakes KCAP F3C Senior LLC, none of our CLO Fund securities investments were managed by affiliates as of December 31, 2018.

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. Katonah 2007-1 was fully liquidated and dissolved in the fourth quarter of 2018. Accordingly, the Company recorded a realized loss during the fourth quarter of 2018 of approximately $10.1 million on our investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

Similarly, during the fourth quarter of 2018, each of Grant Grove CLO, Ltd., Trimaran CLO VII, Ltd., and Catamaran 2012-1 Ltd. were fully liquidated and dissolved, and the Company recorded a realized loss of approximately $6.4 million and a corresponding unrealized gain of the same amount in order to revere the previously recorded unrealized depreciation with respect to these investments.

Investment in Joint Ventures

KCAP Freedom 3 LLC

During the third quarter of 2017, we and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture. We contributed approximately $37 million and Freedom 3 Opportunities contributed approximately $25 million, in assets to the Joint Venture, which in turn used the assets to capitalize the Fund managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to us of approximately $12.6 million. $11.8 million of this distribution was a return of capital, reducing the cost basis of our investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

We own a 60% economic interest in the Joint Venture. The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

	As of December 31, 2019	As of December 31, 2018
Investment at fair value	$33,737,631	$32,621,188
Total Assets	$33,737,631	$32,621,188
Total Liabilities	$135,457	$1,970,455
Total Equity	33,602,174	30,650,733
Total Liabilities and Equity	$33,737,631	$32,621,188

KCAP Freedom 3 LLC

Summarized Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Investment income	$5,127,460	$4,800,844	$2,531,331
Operating expenses	86,183	126,786	435,757
Net investment income	5,041,277	4,674,058	2,095,574
Unrealized appreciation on investments	2,951,441	(4,951,938)	(5,063,254)
Net income	$7,992,718	$(277,880)	$(2,967,680)

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 11.2%, 12/29 maturity	100.0%	$40,801,382	$33,737,631
Total Investments			$40,801,382	$33,737,631

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

BCP Great Lakes Partnership

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture”). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

The fair value of our investment in the BCP Great Lakes Partnership at December 31, 2019 and December 31, 2018 was $23.8 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2019 and December 31, 2018, we had a $26.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at December 31, 2019 our funding commitment was limited to approximately $11.3 million pursuant to the limitations described above.

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

Set forth below is a discussion of our results of operations for years ended December 31, 2019, 2018, and 2017.

Revenue

	For the Years Ended December 31,
	2019	2018	2017
Investment Income:
Interest from investments in debt securities	$14,983,694	$16,005,663	$15,063,193
Interest from U.S. Treasury Bills and money market investments	79,065	76,055	71,934
Investment income on CLO Fund Securities managed by affiliates	4,427,387	6,024,935	10,807,490
Investment income on CLO Fund Securities managed by non-affiliates	2,008,148	388,237	420,766
Dividends from Asset Manager Affiliates	—	1,246,510	460,000
Investment in Joint Ventures	4,859,780	3,100,000	949,037
Capital structuring service fees	137,061	245,393	491,279
Total investment income	$26,495,135	$27,086,793	$28,263,699

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by our Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund Securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments are reflected as “managed by non-affiliates”. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in our U.S. generally accepted accounting principles (“GAAP”) statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by us during the period. As a RIC, we anticipate a timely distribution of our tax-basis taxable income.

For non-junior class CLO Fund securities, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. Substantially all of our investment in the Asset Manager Affiliates was sold on December 31, 2018. Prior thereto, we had received cash distributions from the Asset Manager Affiliates, which manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, the Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds.

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. Our investment in our Asset Manager Affiliates was deemed to have no value at December 31, 2019. There were no distributions from the Asset Manager Affiliates during 2019. For the year ended December 31, 2018, we recognized dividend income of $1.2 million from the Asset Manager Affiliates, while cash distributions received were approximately $36.0 million. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of December 31, 2019 and December 31, 2018.

Investments in Joint Ventures. For the years ended December 31, 2019, 2018 and 2017,we recognized $4.9 million and $3.1 million and $1.0 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2019 and December 31, 2018, the fair value of our investments in Joint Ventures was approximately $45.1 million and $30.9 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2019, 2018 and 2017 was approximately $26.5 million, $27.1 million and $28.3 million respectively. Of these amounts, approximately $15.0 million, $16.0 million and $15.1 million, respectively was attributable to interest income on our Debt Securities Portfolio. The decrease in interest income on our Debt Securities Portfolio during 2019 was primarily the result of additional investments placed on non-accrual status since the prior period and the decrease in LIBOR rates.

At December 31, 2019 and 2018, the weighted average contractual interest rate on our loans and debt securities was approximately 11.0% and 10.0%, respectively. At December 31, 2019 and 2018, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 9.0% and 9.1%, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, approximately $6.4 million, $6.4 million and $11.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $2.5 million and $3.5 million of taxable distributable income on distributions from our CLO Fund Securities during the year ended December 31, 2019 and 2018, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

	For the Years Ended December 31,
	2019	2018	2017
Expenses:
Management fees	$3,129,079	$—	$—
Performance-based incentive fees	—	—	—
Interest and amortization of debt issuance costs	8,261,445	7,403,436	7,661,407
Compensation	3,688,578	4,012,743	4,571,309
Professional fees	3,466,877	3,470,269	2,942,059
Insurance	704,592	321,268	347,175
Administrative services expense	1,243,587	—	—
Other general and administrative expenses	1,496,258	1,874,600	1,722,618
Lease termination costs	1,431,030	—	—
Total expenses	23,421,446	17,082,316	17,244,568
Management and performance-based incentive fees waived	—	—	—
Net Expenses	$23,421,446	$17,082,316	$17,244,568

Through March 31, 2019 we were internally managed, and directly incurred the cost of management and operations. As a result, we paid no investment management fees or other fees to an external advisor. Our expenses consisted primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees. Interest and compensation expense were typically our largest expenses each period. Since the Closing of the Externalization, we have been externally managed and no longer have any employees. However, in connection with the Advisory Agreement, we pay the Adviser certain investment advisory fees and reimburse the Adviser and Administrator for certain expenses incurred in connection with the services they provide. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

Management Fees and Incentive Fees. Management fees for the year ended December 31, 2019 were approximately $3.1 million. There were no incentive fees earned during the year 2019. See “The Externalization” above.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing.

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

Total expenses for the years ended December 31, 2019, 2018 and 2017 were approximately $23.4 million, $17.1 million and $17.2 million, respectively. For the year ended December 31, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to the termination of the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of our lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the years ended December 31, 2019, 2018 and 2017, interest expense and amortization on debt issuance costs for the period was approximately $8.3 million, $7.4 million and $7.7 million, respectively, on average debt outstanding of $132 million and $106 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, approximately $3.7 million, $4.0 million and $4.6 million of expenses were attributable to compensation of former employees, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the year ended December 31, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

For the years ended December 31, 2019, 2018 and 2017, professional fees and insurance expenses totaled approximately $4.2 million, $3.8 million and $3.3 million, respectively. For the year ended December 31, 2019, we incurred approximately $1.0 million of professional fees in connection with the Externalization. For the year ended December 31, 2019, administrative services expense was approximately $1.2 million. Other general and administrative expenses, which includes rent expense on our former lease obligation, technology and other office and administrative expenses, totaled approximately $1.5 million, $1.9 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2019, net investment income and net realized losses were approximately ($12.5) million, or ($0.33) per share. For the year ended December 31, 2018, net investment income and net realized gains were approximately ($6.5) million, or ($0.17) per share. For the year ended December 31, 2017, net investment income and net realized gains were approximately $4.1 million, or $0.11 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2019, GAAP-basis net investment income was approximately $3.1 million or $0.08 per share, while tax-basis distributable income was approximately $0.5 million or $0.01 per share. For the year ended December 31, 2018, GAAP-basis net investment income was approximately $10.0 million or $0.27 per basic share, while tax-basis distributable income was approximately $9.2 million or $0.25 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$6,519,282	$(7,420,747)	$4,194,914
Equity securities	(4,856,831)	(1,283,420)	(823,671)
CLO Fund Securities managed by affiliates	(6,875,007)	17,790,480	2,102,279
CLO Fund Securities managed by non-affiliates	3,380,119	(8,285,747)	(85,671)
Asset Manager Affiliates investments	—	(579,000)	1,401,000
Joint Venture Investments	3,017,847	(3,125,560)	(3,398,858)
Derivatives	(64,046)	—	—
Total net unrealized gain (loss) from investment transactions	$1,121,364	$(2,903,994)	$3,389,993

During the year ended December 31, 2019, our total investments had net unrealized appreciation of approximately $1.1 million. Included in the net unrealized appreciation for the year ended December 31, 2019, are unrealized depreciation on CLO Fund Securities of approximately $3.5 million, net unrealized depreciation on equity securities of approximately $4.9 million, no unrealized on the Asset Manager Affiliates, as well as unrealized appreciation of $3.0 million on our Joint Venture investments and unrealized appreciation on our debt securities of approximately $6.5 million, including approximately $6.4 million of purchase discount related to assets acquired in the OHAI transaction. During the year ended December 31, 2018, our total investments had net unrealized depreciation of approximately $2.9 million. Included in the net unrealized depreciation are unrealized appreciation on CLO Fund Securities of approximately $9.5 million unrealized depreciation and on equity securities of approximately $1.3 million, as well as unrealized depreciation of the Asset Manager Affiliates of $0.6 million, an unrealized depreciation of $3.1 million on our Joint Ventures investment and unrealized depreciation on our debt securities of $7.4 million. During the year ended December 31, 2017, our total investments had net unrealized appreciation of approximately $3.4 million, including net unrealized gains of approximately $2.0 million on CLO Fund Securities and unrealized appreciation of the Asset Manager Affiliates of approximately $1.4 million, net unrealized appreciation on the Debt Securities Portfolio  of approximately $4.2 million and net unrealized losses on equity securities of $0.8 million.

Net Change in Stockholder’s Equity Resulting from Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2019 was approximately ($12.5) million, or $(0.33) per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2018 was approximately ($9.6) million, or $(0.26) per share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2017 was approximately $3.4 million, or $0.09 per basic share.

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

As of December 31, 2019 and December 31, 2018 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2019	December 31, 2018
Cash	$136,864	$5,417,125
Restricted Cash	4,967,491	3,907,341
Short-term investments	4,207,107	44,756,478
Senior Secured Loan	88,788,639	77,616,209
Junior Secured Loan	95,188,373	70,245,535
Subordinated Note	2,422,281	—
Senior Unsecured Bond	403,615	—
CLO Fund Securities	31,968,202	44,325,000
Equity Securities	9,864,419	2,038,020
Joint Ventures	45,087,967	30,857,107
Derivatives	(33,437)	—
Asset Manager Affiliates	—	3,470,000
Total	$283,001,520	$282,632,815

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business – Regulation – Common Stock”. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. We also may repurchase our common stock and our Board has provided authorization to do so. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities.” In addition, we evaluate strategic opportunities available to us, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2019, we had approximately $157.0 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 195%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

The Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, the Board , including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of its Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, we continue to be prohibited by the indenture governing our Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%, as further described below.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Outstanding Notes

During the third quarter of 2017, we issued $77.4 million aggregate principal amount of our Notes. The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022 and are senior unsecured obligations. In addition, due to the asset coverage requirement currently applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 6.125% Notes Due 2022, we are limited in our ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. As a result, despite the SBCA, we will continue to be prohibited by the indenture governing the 6.125% Notes Due 2022 from making distributions on its common stock if its asset coverage, as defined in the 1940 Act, falls below 200%. At December 31, 2019, we were in compliance with all of our debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

Revolving Credit Facilities

On March 1, 2018, Great Lakes KCAP Funding I, LLC (“Funding”), our wholly owned subsidiary, entered into a senior secured revolving credit facility (the “Prior Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and us, as the servicer. The maximum commitment amount of the Prior Revolving Credit Facility was increased on March 27, 2019 to $57.5 million, and on April 1, 2019 to $67.5 million, subject to availability under the borrowing base. The Prior Revolving Credit Facility was fully repaid and the related agreements, including security interests in assets pledged as collateral, were terminated on December 23, 2019. Borrowings under the Prior Revolving Credit Facility bore interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Prior Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

Great Lakes Portman Ridge Funding LLC

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank National Association serves as collateral agent, securities intermediary and collateral administrator, and the Company serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.85% per annum.  GLPRF LLC is required to utilize a minimum of 80% of the commitments under the Revolving Credit Facility, after an initial six-month ramp-up period during which a lesser minimum utilization requirement applies.  Unused amounts below such minimum utilization amount accrue interest as if such amounts are outstanding as borrowings under the Revolving Credit Facility. In addition, GLPRF LLC will pay a non-usage fee during the first three years after the closing date in an amount not to exceed 0.50% per annum on the average daily unborrowed portion of the financing commitments in excess of such minimum utilization amount.

The initial principal amount of the Revolving Credit Facility is $115 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender. All amounts outstanding under the Revolving Credit Facility must be repaid by the maturity date of December 18, 2023.

GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of GLPRF LLC under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in GLPRF LLC.

In connection with the Revolving Credit Facility, GLPRF LLC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of GLPRF LLC occurs or if the Company is no longer the portfolio manager of GLPRF LLC. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

The occurrence of an event of default (as described above) or a market value event (as defined in the Revolving Credit Facility) triggers a requirement that GLPRF LLC obtain the consent of JPM prior to entering into certain sales or dispositions with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct GLPRF LLC to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

At December 31, 2019, GLPRF LLC was in compliance with all of its debt covenants and $79.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

As described above, we are prohibited by the indentures governing our Notes from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions paid by us since 2017.

	Distribution	Declaration Date		Record Date	Pay Date
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40
2017:
Fourth quarter	$0.10	9/22/2017		10/10/2017	10/26/2017
Third quarter	0.12	6/20/2017		7/7/2017	7/27/2017
Second quarter	0.12	3/21/2017		4/7/2017	4/28/2017
First quarter	0.12	12/14/2016	[1]	1/6/2017	1/27/2017
Total declared in 2017	$0.46

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2019 and December 31, 2018, the Company had approximately $31.9 million and $12.9 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$156,978,099	$—	$77,407,200	$79,570,899	$—

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

ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820: Fair Value, we do not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

Level III — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on our own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. We assess of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. The majority of our investments are classified as Level III. We evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Our fair value determinations may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

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

Our investments in CLO Fund Securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities we own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds. We recognize unrealized appreciation or depreciation on our investments in CLO Fund Securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund Securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund Securities. We determine the fair value of our investments in CLO Fund Securities on a security-by-security basis.

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

The determination of fair value using this methodology takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. This valuation methodology involves a significant degree of our judgment.

Our Board may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2019, seven of our debt investments were on non-accrual status.

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

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

Payment in Kind Interest

We may have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be distributed to stockholders in the form of cash dividends, even though we have not yet collected any cash.

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

Management Compensation

As a result of the Closing we will no longer issue stock options or restricted stock under the Equity Incentive Plan or the 2008 Non-Employee Director Plan. The 1940 Act does not permit externally managed investment companies and BDCs to issue or have outstanding options or restricted stock granted to directors and employees. Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of our common stock granted under our 2008 Non-Employee Director Plan that was outstanding immediately prior to the Externalization (each, a “Company Stock Option”) was cancelled in exchange for the payment in cash to the holder thereof.

Immediately prior to the Closing, each restricted share of our (the “Company Restricted Share”) outstanding and not previously forfeited under the Company’s Equity Incentive Plan and the Company’s Non-Employee Director Plan became fully vested, all restrictions with respect to such Company Restricted Shares lapsed, and the holders of such Company Restricted Shares became entitled to receive a pro rata share of the payment due to stockholders in connection with the Externalization.

United States Federal Income Taxes

We have elected to be treated as a RIC and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intend to make the required distributions to our stockholders as specified therein. In order to qualify for tax treatment as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of net investment income and distributable taxable income.

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this annual report, for a description of recent accounting pronouncements.

Recent Developments

On February 5, 2020 our Board declared a distribution to shareholders of $0.06 per share for a total of $2.7 million. The record date was February 18, 2020 and the distribution was paid on February 28, 2020.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2019, approximately 94% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 82% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2019, we had approximately $157.0 million (par value) of borrowings outstanding at a current weighted average rate of 5.4%, of which $77.4 million par value had a fixed rate and $79.6 million par value has a floating rate.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 6.125% Notes Due 2022 would remain the same, given that this debt is at a fixed rate, while the interest rate on borrowings under the Revolving Credit Facility would fluctuate with changes in interest rates.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2019 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,073,765	$2,043,630	$3,013,496
Decrease in interest rate	$(956,511)	$(789,878)	$(809,503)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.0 million and $3.0 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $1.0 million, $0.8 million and $0.8 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

Management’s Report on Internal Control Over Financial Reporting.

General.The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Scope of Management’s Report on Internal Control Over Financial Reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion.Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as December 31, 2019. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.portmanridge.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Portman Ridge Finance Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Portman Ridge Finance Corporation and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements) and the financial highlights for the year ended December 31, 2019. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2019, and the financial highlights for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Such procedures also included confirmation of investments owned as of December 31, 2019, by correspondence with custodians, portfolio companies, or agents, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

New York, New York
March 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Portman Ridge Finance Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Portman Ridge Finance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company, including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements) and the financial highlights for the year ended December 31, 2019, and our report dated March 6, 2020 expressed an unqualified opinion on those consolidated financial statements and financial highlights.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

New York, New York
March 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KCAP Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KCAP Financial, Inc. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2018, the financial highlights for each of the four years in the period ended December 31 2018 and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations, changes in their net assets, and their cash flows for each of the two years in the period ended December 31, 2018, and its financial highlights for each of the four years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2014 to 2018.

New York, New York

February 26, 2019

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Investments at fair value:
Short-term investments (cost: 2019 - $4,207,107; 2018 - $44,756,478)	$4,207,107	$44,756,478
Debt securities (amortized cost: 2019 - $194,686,364; 2018 - $162,264,482)	186,802,908	147,861,744
CLO Fund Securities managed by affiliates (amortized cost: 2019 - $45,099,076; 2018 - $4,407,106)	29,984,047	4,473,840
CLO Fund Securities managed by non-affiliates (amortized cost: 2019 - $1,519,641; 2018 - $51,073,520)	1,984,155	39,851,160
Equity securities (cost: 2019 - $22,160,993; 2018 - $9,477,763)	9,864,419	2,038,020
Asset Manager Affiliates (cost: 2019 - $17,791,230; 2018 - $17,791,230)	—	3,470,000
Joint Ventures (cost: 2019 - $48,594,539; 2018 - $37,381,525)	45,087,967	30,857,107
Derivatives (cost: 2019 - $30,609; 2018 - $0)	(33,437)	—
Total Investments at Fair Value (cost: 2019 - $334,089,559; 2018 - $327,152,104)	277,897,166	273,308,349
Cash	136,864	5,417,125
Restricted cash	4,967,491	3,907,341
Interest receivable	1,367,447	1,342,970
Receivable for unsettled trades	24,420,045	—
Due from affiliates	473,100	1,007,631
Other assets	1,112,150	481,265
Total Assets	$310,374,263	$285,464,681
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2019-$1,651,946; 2018 - $2,207,341)	$75,755,253	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,155,754)	—	25,200,331
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2019-$1,462,364)	78,108,535	—
Payable for unsettled trades	—	23,204,564
Accounts payable and accrued expenses	1,386,981	3,591,910
Accrued interest payable	136,486	131,182
Due to affiliates	1,711,793	115,825
Management and incentive fees payable	1,076,645	—
Total Liabilities	158,175,693	127,443,670
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 45,024,535 issued, and 44,829,676 outstanding at December 31, 2019, and 37,521,705 issued, and 37,326,846 outstanding at December 31, 2018	448,297	373,268
Capital in excess of par value	451,353,379	306,784,387
Total distributable (loss) earnings	(299,603,106)	(149,136,644)
Total Stockholders' Equity	152,198,570	158,021,011
Total Liabilities and Stockholders' Equity	$310,374,263	$285,464,681
NET ASSET VALUE PER COMMON SHARE	$3.40	$4.23

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
Investment Income:
Interest from investments in debt securities	$14,377,460	$14,939,309	$13,963,970
Payment-in-kind investment income	606,234	1,066,354	1,099,223
Interest from short-term investments	79,065	76,055	71,934
Investment income on CLO Fund Securities managed by affiliates	4,427,387	6,024,935	10,807,490
Investment income on CLO Fund Securities managed by non-affiliates	2,008,148	388,237	420,766
Dividends from Asset Manager Affiliates	—	1,246,510	460,000
Investment income - Joint Ventures	4,859,780	3,100,000	949,037
Capital structuring service fees	137,061	245,393	491,279
Total investment income	26,495,135	27,086,793	28,263,699
Expenses:
Management fees	3,129,079	—	—
Performance-based incentive fees	—	—	—
Interest and amortization of debt issuance costs	8,261,445	7,403,436	7,661,407
Compensation	3,688,578	4,012,743	4,571,309
Professional fees	3,466,877	3,470,269	2,942,059
Insurance	704,592	321,268	347,175
Administrative services expense	1,243,587	—	—
Other general and administrative expenses	1,496,258	1,874,600	1,722,618
Lease termination costs	1,431,030	—	—
Total expenses	23,421,446	17,082,316	17,244,568
Management and performance-based incentive fees waived	—	—	—
Net Expenses	23,421,446	17,082,316	17,244,568
Net Investment Income	3,073,689	10,004,477	11,019,131
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(15,619,046)	(16,474,939)	(6,899,044)
Net change in unrealized (depreciation) appreciation on:
Debt securities	6,519,282	(7,420,747)	4,194,914
Equity securities	(4,856,831)	(1,283,420)	(823,671)
CLO Fund Securities managed by affiliates	(6,875,007)	17,790,480	2,102,279
CLO Fund Securities managed by non-affiliates	3,380,119	(8,285,747)	(85,671)
Asset Manager Affiliates investments	—	(579,000)	1,401,000
Joint Venture Investments	3,017,847	(3,125,560)	(3,398,858)
Derivatives	(64,046)	—	—
Total net change in unrealized appreciation (depreciation)	1,121,364	(2,903,994)	3,389,993
Net realized and unrealized (depreciation) on investments	(14,497,682)	(19,378,933)	(3,509,051)
Realized losses on extinguishments of Debt	(1,075,968)	(197,090)	(4,121,998)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(12,499,961)	$(9,571,546)	$3,388,082
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.33)	$(0.26)	$0.09
Diluted:	$(0.33)	$(0.26)	$0.09
Net Investment (Loss) Income Per Common Share:
Basic:	$0.08	$0.27	$0.30
Diluted:	$0.08	$0.27	$0.30
Weighted Average Shares of Common Stock Outstanding—Basic	37,641,650	37,356,241	37,235,130
Weighted Average Shares of Common Stock Outstanding—Diluted	37,641,650	37,356,241	37,235,130

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2019	2018	2017
Operations:
Net investment income	$3,073,689	$10,004,477	$11,019,131
Net realized (losses) gains from investment transactions	(15,619,046)	(16,474,939)	(6,899,044)
Realized losses from extinguishments of debt	(1,075,968)	(197,090)	(4,121,998)
Net change in unrealized appreciation on investments	1,121,364	(2,903,994)	3,389,993
Net (decrease) increase in stockholders’ equity resulting from operations	(12,499,961)	(9,571,546)	3,388,082
Stockholder distributions:
Distributions of ordinary income	(464,977)	(9,192,977)	(6,035,683)
Return of capital	(11,485,293)	(5,688,770)	(11,736,777)
Net decrease in net assets resulting from stockholder distributions	(11,950,270)	(14,881,747)	(17,772,460)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	205,922	208,775	360,981
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(86,743)	(224,944)
Stock based compensation	258,936	547,696	1,127,992
OHAI purchase (net of offering expenses)	18,162,932	—	—
Net increase in net assets resulting from capital share transactions	18,627,790	669,728	1,264,029
Net assets at beginning of period	158,021,011	181,804,576	194,924,925
Net assets at end of period	$152,198,570	$158,021,011	$181,804,576
Net asset value per common share	$3.40	$4.23	$4.87
Common shares outstanding at end of period	44,829,676	37,326,846	37,339,224

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders’ equity resulting from operations	$(12,499,961)	$(9,571,546)	$3,388,082
Adjustments to reconcile net (decrease) increase in stockholders’ equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses (gains) on investment transactions	15,619,046	16,474,939	6,899,044
Net change in unrealized appreciation from investments	(1,121,364)	2,903,994	(3,389,993)
Purchases of investments	(100,847,747)	(118,159,373)	(277,367,657)
Proceeds from sales and redemptions of investments	142,428,478	145,662,223	340,797,616
Net accretion of investments	(6,529,495)	(7,167,772)	(11,444,537)
Amortization of original issue discount on indebtedness	—	—	352,340
Amortization of debt issuance costs	1,043,584	893,745	745,581
Realized losses on extinguishments of debt	1,075,968	197,090	4,121,998
Net amortization of operating lease	(165,039)	—	—
Payment-in-kind interest income	(606,234)	(1,066,354)	(1,099,223)
Stock-based compensation	258,936	547,696	1,127,992
Cash consideration net of cash acquired from OHAI	(8,510,688)	—	—
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	(23,204,564)	(11,010,631)	26,330,252
(Increase) decrease in receivable for open trades	(24,420,045)	2,993,750	(43,092)
Decrease (increase) in interest and dividends receivable	(24,477)	(291,699)	(17,354)
Increase (decrease) in accrued interest payable	84,735	131,182	(930,086)
(Increase) decrease in other assets	(148,431)	48,944	(62,513)
Decrease (increase) in due from affiliates	534,531	235,862	(630,639)
Increase (decrease) in management and incentive fees payable	1,076,645	—	—
(Decrease) increase in due to affiliates	1,595,968	90,742	25,083
Decrease (increase) in accounts payable and accrued expenses	(1,703,894)	1,241,107	303,431
Net cash (used in) provided by operating activities	(16,064,047)	24,153,899	89,106,325
FINANCING ACTIVITIES:
Debt issuance costs	(1,846,700)	(1,459,899)	(2,798,940)
Equity issuance costs	(385,747)	—	—
Issuance (forfeitures) of restricted shares	—	—	1,303
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(86,743)	(224,944)
Distributions to stockholders	(11,744,348)	(14,672,972)	(17,411,479)
Issuance of 6.125% Notes Due 2022	—	—	77,407,200
Repayment Senior Funding Notes	—	—	(147,350,000)
Repayment 7.375 Notes Due 2019	—	(27,000,000)	(6,530,925)
Repayment of OHAI debt assumed	(27,394,083)	—	—
Borrowings from Revolving Credit Facilities	197,320,899	49,781,592	—
Repayment of Revolving Credit Facilities	(144,106,085)	(23,425,506)	—
Net cash provided by (used in) financing activities	11,843,936	(16,863,528)	(96,907,785)
CHANGE IN CASH AND RESTRICTED CASH	(4,220,111)	7,290,371	(7,801,460)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,324,466	2,034,095	9,835,555
CASH AND RESTRICTED CASH, END OF PERIOD	$5,104,355	$9,324,466	$2,034,095
Amounts per balance sheet:
Cash	$136,864	$5,417,125	$2,034,095
Restricted cash	4,967,491	3,907,341	—
Total Cash and Restricted cash	$5,104,355	$9,324,466	$2,034,095
Supplemental Information:
Interest paid during the period	$7,081,375	$6,509,669	$6,563,486
Dividends paid during the period under the dividend reinvestment plan	$205,922	$208,775	$360,981
Supplemental non-cash information:
Non-cash purchase of investments	$—	$3,281,528	$—
Realized loss on Asset Manager Affiliates	$3,470,000	$—	$—
Initial recognition of operating lease right-of-use asset	$3,309,131	$—	$—
Initial recognition for operating lease liability	$3,684,121	$—	$—
Acquisition of OHAI:
Non-cash assets acquired
Investments, at cost	$54,123,811	$—	$—
Interest receivable	592,329	$—	$—
Other assets	482,454	$—	$—
Total non-cash assets purchased	$55,198,594	$—	$—
Liabilities assumed
Debt	$27,394,083	$—	$—
Accounts payable and accrued expenses	126,046	$—	$—
Total liabilities assumed	$27,520,129	$—	$—
Issuance of common stock	$15,548,678	$—	$—
Deemed capital contribution from affiliates	$3,000,000	$—	$—
Transaction costs	$851,807	$—	$—

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2019

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 9.0% Cash, 10.0% PIK, 3 month LIBOR(2.03%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,220,614	$951,271	$2,563

Akumin Corp. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term B Loan 7.8% Cash, 1 month LIBOR(1.80%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,238,750	2,199,268	2,186,139

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)	Senior Secured Loan — Term Loan 8.7% Cash, 2.8% PIK, 3 month LIBOR(1.94%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	4,317,019	4,162,593	4,147,792

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)	Senior Secured Loan — Revolving Loan 11.4% Cash, 3 month LIBOR(1.94%) + 9.50%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	416,667	377,557	400,333

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.2% Cash, 6 month LIBOR(1.93%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,940,000	2,938,765	2,827,398

BW NHHC Holdco Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.9% Cash, 3 month LIBOR(1.91%) + 5.00%; , Due 5/25	5/16/2018	1,970,000	1,947,269	1,625,250

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Extended Term Loan (Second Lien) 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,502,210	1,480,736

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 6.2% Cash, 1 month LIBOR(1.93%) + 4.25%; LIBOR Floor 1.00% , Due 5/23	6/6/2018	4,520,198	4,512,488	4,493,529

Coinamatic Canada Inc. Consumer goods: Durable	(3)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	521,646	443,878	495,564

Community Care Health Network, Inc. (aka Matrix Medical Network) Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Closing Date Term Loan 6.5% Cash, 1 month LIBOR(1.80%) + 4.75%; , Due 2/25	2/9/2018	1,970,000	1,966,385	1,960,150

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(2.03%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,003,785	2,868,000

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(14)(20)	Senior Secured Loan — Term Loan (last out) 8.2% Cash, 1 month LIBOR(1.71%) + 6.50%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	500,000	447,624	500,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche 2 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	286,430	280,909	279,441

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-1 TL 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	146,079	143,339	142,515

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-3 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	47,738	46,803	46,574

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-6 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	305,427	299,362	297,974

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Term Loan 11.5% Cash, 3 month LIBOR(1.95%) + 9.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,962,406	4,919,958	3,529,263

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	-	(2,551)	-

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(1.80%) + 4.25%; , Due 7/25	6/27/2019	279,942	279,942	279,242

Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.) Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(1.79%) + 6.75%; , Due 7/26	12/18/2019	300,000	267,692	299,250

Ensono, LP (formerly known as Acxiom IT Outsourcing, LP) Telecommunication	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1 month LIBOR(1.80%) + 9.25%; , Due 6/26	12/18/2019	1,700,000	1,499,936	1,677,050

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.8% Cash, 1 month LIBOR(1.81%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,039,547	1,042,241	1,039,547

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
First American Payment Systems, L.P. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Junior Secured Loan — Tranche B Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.06%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,472,888	1,468,500

Firstlight Holdco Inc. Telecommunication	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1 month LIBOR(1.80%) + 7.50%; , Due 7/26	12/18/2019	400,000	355,145	397,000

GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)	Senior Secured Loan — Term Loan 10.8% Cash, Prime (4.75%) + 6.00%; , Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 12.2% Cash, 3 month LIBOR(1.94%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,491,142	1,251,600

Global Tel*Link Corporation Telecommunication	(8)(14)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.80%) + 8.25%; , Due 11/26	5/21/2013	7,000,000	6,896,373	6,090,000

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.9% Cash, 3 month LIBOR(1.94%) + 9.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,648,188

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,169,009

Hayward Industries, Inc. Consumer goods: Durable	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.80%) + 8.25%; , Due 8/25	12/18/2019	2,159,333	1,835,957	2,058,492

Helix Acquisition Holdings, Inc. (aka MW Industries, Inc) Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR(1.94%) + 8.00%; , Due 9/25	12/18/2019	1,400,000	1,180,977	1,319,500

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,570,609	1,534,240

Idera, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 10.8% Cash, 1 month LIBOR(1.80%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,394,304	7,495,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.4% Cash, 3 month LIBOR(1.94%) + 4.5%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,914,383	3,888,371	3,886,590
See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(1.72%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	1,228,619	1,228,619	1,211,787

Kronos Foods Corp Beverage, Food and Tobacco	(8)(13)(14)	Senior Secured Loan — Fourth Amendment Term Loan 6.7% Cash, 3 month LIBOR(1.94%) + 4.75%; LIBOR Floor 1.00% , Due 9/22	6/27/2019	4,937,107	4,895,395	4,882,305

Location Services Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Revolving Credit 8.5% Cash, 1 month LIBOR(1.71%) + 6.75%; LIBOR Floor 1.00% , Due 5/20	11/7/2019	1,979,167	1,914,229	1,944,135

Ministry Brands, LLC (aka MB Holding) Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.8% Cash, 2 month LIBOR(1.83%) + 8.00%; LIBOR Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,370,528	6,000,000

Navex Topco, Inc. Electronics	(8)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; , Due 9/26	12/4/2018	7,700,000	7,140,816	7,636,090

OCI Holdings, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(18)	Subordinated Note — Float - 02/2020 15.8% Cash, 5.0% PIK, Due 2/20	12/18/2019	31,817,483	2,165,304	2,422,281

PAE Holding Corporation Aerospace and Defense	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(1.85%) + 9.50%; LIBOR Floor 1.00% , Due 10/23	12/18/2019	6,888,196	6,088,533	6,802,094

PHI Group, Inc. Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — Loan 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 9/24	7/10/2019	8,375,422	8,216,303	8,300,043

Phoenix Guarantor Inc. (aka Brightspring) Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 10.2% Cash, 1 month LIBOR(1.74%) + 8.50%; LIBOR Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,084,045	1,212,000

Pinstripe Holdings, LLC (Aka Cielo) Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.8% Cash, 1 month LIBOR(1.80%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,962,500	4,878,600	4,807,670

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.2% Cash, 1 month LIBOR(1.74%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,956,575	2,885,400

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 4.8% Cash, Due 8/24	8/10/2018	-	(1,424)	-

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.7% Cash, 3 month LIBOR(1.94%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,844,000	2,833,064	2,616,480

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.7% Cash, 3 month LIBOR(1.96%) + 5.75%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	6,947,500	6,852,431	6,852,319

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.95%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,787,814	1,787,814	1,728,459

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(1.81%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,976,852	2,753,100

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Due 3/21	3/26/2014	5,000,000	4,990,760	2,957,000

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Due 3/21	3/26/2014	1,700,000	1,695,164	1,005,380

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(1.74%) + 6.75%; LIBOR Floor 1.00% , Due 2/26	12/18/2019	700,000	609,102	680,750

Salient CRGT Inc. High Tech Industries	(8)(14)	Senior Secured Loan — Initial Term Loan 8.3% Cash, 1 month LIBOR(1.79%) + 6.50%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	334,873	337,069	312,269

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.75%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	992,752	995,000

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.76%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,966,615	4,975,000

Syndigo LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan 7.3% Cash, 1 month LIBOR(1.84%) + 5.50%; LIBOR Floor 1.00% , Due 10/24	8/23/2019	7,917,229	7,768,928	7,758,884

Tailwind Randys, LLC Automotive	(8)(14)	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(1.94%) + 5.50%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	4,975,000	4,895,406	4,861,073

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	648,879	620,145	403,615

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Teneo Holdings LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.0% Cash, 1 month LIBOR(1.74%) + 5.25%; LIBOR Floor 1.00% , Due 7/25	8/23/2019	4,987,500	4,800,254	4,758,075

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.7% Cash, 1 month LIBOR(1.70%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,389,673	12,180,290

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.7% Cash, 1 month LIBOR(2.20%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	207,380	205,810	205,057

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR(1.80%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	5,688,912	5,665,175	5,625,197

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 3 month LIBOR(1.91%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	979,798	978,209	959,516

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 3/20	12/24/2012	1,000,000	999,968	1,000,000

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 9.0% Cash, 1 month LIBOR(1.80%) + 7.25%; , Due 3/26	12/18/2019	400,000	345,833	389,320

Vertafore, Inc. Services: Business	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 month LIBOR(1.80%) + 7.25%; , Due 7/26	12/18/2019	900,000	794,083	893,430

Wash MultiFamily Acquisition Inc. Personal, Food and Miscellaneous Services	(8)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,534,318	2,829,436

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 1 month LIBOR(1.80%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,973,265	2,869,200

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)	Senior Secured Loan — Term Loan 6.9% Cash, 3 month LIBOR(1.90%) + 5.00%; LIBOR Floor 1.00% , Due 11/24	11/18/2019	2,943,750	2,886,325	2,887,230

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1 month LIBOR(1.75%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,482,564	3,306,091

Total Investment in Debt Securities (123% of net asset value at fair value)				$230,278,820	$194,686,364	$186,802,908

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
AAPC Holdings LLC.(8)(13)(22) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	1.90%	-	1,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	182,000	1,000

Anthem Sports & Entertainment Inc. (8)(13) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	43,887	11,485

Anthem Sports & Entertainment Inc. (8)(13)(19) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	-	-

Anthem Sports & Entertainment Inc. (8)(13)(19) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	-	-

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	5.00%	2,994,029	3,445,768

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	0.21%	1,500,000	831,600

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

OCI Holdings, LLC(8)(19)(21) Healthcare & Pharmaceuticals	Class A Units	12/18/2019	20.8%	—	—

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Equipment Holdings, LLC(8)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	—

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	70,566

Total Investment in Equity Securities (6% of net asset value at fair value)				$22,160,993	$9,864,419

See accompanying notes to consolidated financial statements.

CLO Fund Securities

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 15.4%, 1/28 maturity	6/4/2013	23.3%	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 10.9%, 4/30 maturity	5/6/2014	22.2%	9,995,658	6,379,580
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 29.9%, 11/28 maturity	10/10/2013	6.8%	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 7.8%, 10/26 maturity	8/15/2014	24.9%	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 8.4%, 4/27 maturity	5/5/2015	9.9%	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 8.0%, 1/29 maturity	12/21/2016	24.9%	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd(3)(6)(13)(18)	Subordinated Securities, effective interest 13.0%, 10/31 maturity	9/27/2018	24.8%	9,594,090	8,530,753

Total Investment in CLO Fund Securities (21% of net asset value at fair value)				$46,618,717	$31,968,202

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates(8)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value
AAPC Holdings LLC.(13)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(41,093)

HDNet Holdco LLC (13)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	7,656

Total Derivatives (0% of net asset value at fair value)				$30,609	$(33,437)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$21,307,899
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	37%	23,679,681	23,780,068

Total Investment in Joint Ventures (29% of net asset value at fair value)				$48,594,539	$45,087,967

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.45%	$4,207,107	$4,207,107
Total Short-term Investments (2% of net asset value at fair value)				$4,207,107	$4,207,107

Total Investments[4]				$334,089,559	$277,897,166

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2019 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2019. As noted in the table above, 82% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

See accompanying notes to consolidated financial statements.

[2]	Reflects the fair market value of all investments as of December 31, 2019 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $348 million. The aggregate gross unrealized appreciation is approximately $27.2 million, the aggregate gross unrealized depreciation is approximately $94.9 million, and the net unrealized depreciation is approximately $67.9 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]

Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 74.7% of the total assets at December 31, 2019.

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

[12]

This investment is on non-accrual status and receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.

[13]	Fair value of this investment was determined using significant unobservable inputs.
[14]

As of December 31, 2019, this investment is owned by Great Lakes Portman Ridge Funding, LLC and was pledged to secure Great Lakes Portman Ridge Funding, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”).

[15]

The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

[1][6]

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

[1][7]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
18

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

19	Non-income producing.
20	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 30 basis points.
21	Owns 100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC
22	Information related to the Company’s derivatives is presented below as of December 31, 2019:

Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(41,093)	$-	$(41,093)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$7,656

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

See accompanying notes to consolidated financial statements.

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

PORTMAN RIDGE FINANCE CORPORATION

FINANCIAL HIGHLIGHTS

($ per share)

	For the Year Ended December 31,
	2019[4]		2018[4]	2017[4]	2016[4]	2015[4]
Per Share Data:
Net asset value, at beginning of period	$4.23		$4.87	$5.24	$5.82	$6.94
Net investment (loss) income[1]	0.08		0.27	0.30	0.50	0.65
Net realized (losses) from investments[1]	(0.41)		(0.44)	(0.19)	(0.17)	(0.17)
Realized (losses) gains from extinguishment of debt[1]	(0.03)		(0.01)	(0.11)	-	(0.01)
Net change in unrealized appreciation (depreciation) on investments[1]	0.03		(0.08)	0.09	(0.36)	(0.97)
Net (decrease) increase in net assets resulting from operations	(0.33)		(0.26)	0.09	(0.03)	(0.50)
Net decrease in net assets resulting from distributions	(0.32)		(0.40)	(0.48)	(0.59)	(0.63)
Net increase (decrease) in net assets relating to stock-based transactions	(0.18)	(6)	0.02	0.02	0.04	0.01
Net asset value, end of period	$3.40		$4.23	$4.87	$5.24	$5.82
Total net asset value return[2]	(12.1)%		(4.7)%	2.1%	0.2%	(7.1)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.46		$3.41	$3.98	$4.07	$6.82
Per share market value at end of period	$2.12		$3.46	$3.41	$3.98	$4.07
Total market return[3]	(29.5)%		13.2%	(2.3)%	12.3%	(31.1)%
Shares outstanding at end of period	44,829,676		37,326,846	37,339,224	37,178,294	37,100,005
Net assets at end of period	$152,198,570		$158,021,011	$181,804,576	$194,924,925	$216,100,470
Portfolio turnover rate[5]	51.7%		38.3%	100.5%	34.3%	32.5%
Asset coverage ratio	195%		249%	271%	205%	202%
Ratio of net investment income to average net assets	2.0%		5.9%	5.8%	9.0%	9.8%
Ratio of total expenses to average net assets	15.1%		10.1%	9.2%	8.6%	8.6%
Ratio of interest expense to average net assets	5.3%		4.4%	4.1%	4.3%	4.7%
Ratio of non-interest expenses to average net assets	9.8%		5.7%	5.1%	4.2%	3.9%

(1)	Based on weighted average number of common shares outstanding for the period.
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

(4)	Totals may not sum due to rounding.
(5)	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(6)

Includes the effects of the share issuance (at net asset value) from the acquisition of OHAI, while utilizing different share counts in calculating the other elements of the change in net asset value throughout the year.

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

On March 29, 2018, the Company’s Board of Directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCA”). As a result, the Company’s asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019. However, despite the SBCA, the Company will continue to be prohibited by the indenture governing the Company’s 6.125% Notes Due 2022 (as defined and discussed in Note 7 - “Borrowings” below) from making distributions on our common stock if the Company’s asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, the Company would be prohibited from making distributions required in order to maintain its status as a RIC.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2019, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

OHAI Transaction

On December 18, 2019, the Company completed its acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.15.

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase  program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification ("ASC") topic 946 - Financial Services - Investment Companies.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC and Great Lakes Portman Ridge Funding, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. All of the borrowings of Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC and Great Lakes KCAP Funding I, LLC have been fully repaid.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2019, the Company provided approximately $100.8 million to portfolio companies to support their growth objectives. Approximately $31.9 million of this support was contractually obligated. See also Note 9 – Commitments and Contingencies. As of December 31, 2019, the Company held loans it has made to 60 investee companies with aggregate principal amounts of approximately $230.3 million. The details of such loans have been disclosed on the audited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2019, the Company did not recognize any fee income from such or similar activities.

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

In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition; (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Effective January 1, 2019, the Company recorded a right of use asset (net of previously deferred rent expense) of approximately $3.3 million and a lease liability of approximately $3.7 million upon adoption of this standard.

During the second quarter of 2019, the Company recognized an impairment of approximately $1.4 million to reduce the right of use asset related to the Company’s legacy office lease to its estimated fair market value. The impairment charge which was recognized in the Company’s consolidated statement of operations during the second quarter of 2019. The lease was terminated during the fourth quarter of 2019.

Pending Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU 2018-13. We are permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on the financial position or results of operations of the Company.

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

Joint Ventures. The Company carries investments in joint ventures (“Joint Ventures”) at fair value based upon the fair value of the investments held by the joint venture. See Note 4 below, for more information regarding the Joint Ventures.

Cash. The Company defines cash as demand deposits. The Company places its cash with financial institutions, and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Restricted Cash. Restricted cash and cash equivalents (e.g., money market funds) generally consists of cash held for interest and principal payments on the Company’s borrowings.

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2019, seven of our debt investments were on non-accrual status.

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

Investment income on Joint Ventures. The Company recognizes investment income on its investment in the Joint Ventures based upon its share of the estimated earnings and profits of the Joint Venture on the ex-dividend or ex-distribution date. The final determination of the tax attributes of distributions from the Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized, presented as a reduction of debt, and amortized using the effective interest method over the expected term of the borrowing.

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

Expenses. Prior to April 1, 2019, the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses included employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Since April 1, 2019, the Company has been externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 6 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.” Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an overhead allocation agreement with the Asset Manager Affiliates (“Overhead Allocation Agreement”) which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources. Until it’s termination in the fourth quarter of 2019, the Company continued to bear the costs associated with the office lease entered into by the Company prior to the Closing.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net (decrease) increase in net assets resulting from operations	$(12,499,961)	$(9,571,546)	$3,388,082
Net increase in net assets allocated to unvested share awards	—	58,220	(27,288)
Net (decrease) increase in net assets available to common stockholders	$(12,499,961)	$(9,513,326)	$3,360,794
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,641,650	37,356,241	37,235,130
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.33)	$(0.26)	$0.09
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.33)	$(0.26)	$0.09

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

There were 0 and 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the years ended December 31, 2019 and 2018. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2019  and December 31, 2018:

	December 31, 2019			December 31, 2018
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$4,207,107	$4,207,107	2	$44,756,478	$44,756,478	17
Senior Secured Loan	91,245,574	88,788,639	32	86,040,921	77,616,209	28
Junior Secured Loan	100,655,341	95,188,373	34	76,223,561	70,245,535	26
Senior Unsecured Bond	620,145	403,615	—	—	—	—
Subordinated Note	2,165,304	2,422,281	1	—	—	—
CLO Fund Securities	46,618,717	31,968,202	12	55,480,626	44,325,000	16
Equity Securities	22,160,993	9,864,419	4	9,477,763	2,038,020	1
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	3,470,000	1
Joint Ventures	48,594,539	45,087,967	16	37,381,525	30,857,107	11
Derivatives	30,609	(33,437)	—	—	—	—
Total	$334,089,559	$277,897,166	100%	$327,152,104	$273,308,349	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills for December 31, 2018.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of  December 31, 2019 and 2018, were as follows:

	December 31, 2019			December 31, 2018
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$15,706,988	$16,342,388	6	$5,434,927	$4,049,940	1
Asset Management Company [2]	17,791,230	—	-	17,791,230	3,470,000	1
Automotive	5,504,508	5,541,823	2	—	—	—
Banking, Finance, Insurance & Real Estate	4,679,345	4,554,055	2	8,831,841	8,733,933	3
Beverage, Food and Tobacco	7,899,181	7,750,305	3	5,963,334	5,796,506	2
Capital Equipment	7,450,117	6,453,900	2	10,888,432	9,831,391	4
Chemicals, Plastics & Rubber	345,833	389,320	0	4,862,063	4,801,645	2
CLO Fund Securities	46,618,717	31,968,202	12	55,480,626	44,325,000	16
Construction & Building	—	—	-	1,400,223	1,394,163	1
Consumer goods: Durable	3,413,107	2,558,619	1	1,140,500	364,240	0
Containers, Packaging and Glass	2,831,640	2,616,480	1	1,434,568	1,440,525	1
Electronics	12,511,345	13,636,090	5	3,007,500	3,007,500	1
Energy: Oil & Gas	12,522,303	4,919,950	2	16,827,204	8,946,568	3
Environmental Industries	3,998,816	3,924,947	1	8,371,180	6,939,794	3
Forest Products & Paper	1,570,609	1,534,240	1	1,564,583	1,553,920	1
Healthcare, Education and Childcare	9,353,548	9,136,345	3	—	—	—
Healthcare & Pharmaceuticals	42,461,467	33,637,136	12	38,638,822	32,287,288	12
High Tech Industries	18,816,125	17,481,155	6	23,971,435	23,662,459	9
Hotel, Gaming & Leisure	—	—	-	400,000	1,000	0
Joint Ventures	48,594,539	45,087,967	16	37,381,525	30,857,107	11
Media: Advertising, Printing & Publishing	—	—	-	6,113,852	5,590,863	2
Media: Broadcasting & Subscription	4,614,647	4,567,266	2	—	—	—
Media: Diversified & Production	2,886,325	2,887,230	1	—	—	—
Metals & Mining	1,180,977	1,319,500	0	—	—	—
Personal, Food and Miscellaneous Services	2,534,318	2,829,436	1	—	—	—
Services: Business	22,726,850	21,415,794	8	10,398,710	9,213,416	3
Services: Consumer	4,512,488	4,493,529	2	—	—	—
Telecommunication	8,751,454	8,164,050	3	8,351,775	8,343,919	3
Textiles and Leather	12,389,673	12,180,290	4	10,140,662	9,940,294	4
Money Market Accounts	4,207,107	4,207,107	2	34,757,129	34,757,129	13
Transportation: Cargo	8,216,303	8,300,043	3	4,000,634	4,000,400	1
U.S. Government Obligations	—	—	-	9,999,349	9,999,349	4
Total	$334,089,558	$277,897,166	100%	$327,152,104	$273,308,349	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At December 31, 2019 and 2018, the total amount of non-qualifying assets was approximately 25.3% and 28.0% of total assets, respectively. A significant portion of non-qualifying assets were foreign investments which were approximately 10.6% and 16.5%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 10.3% and 15.5% of its total assets on such dates, respectively).

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

Similarly, during the fourth quarter of 2018, each of Grant Grove CLO, Ltd., Trimaran CLO VII, Ltd., and Catamaran CLO 2012-1 Ltd. were fully liquidated and dissolved, and the Company recorded a realized loss of approximately $6.4 million and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to these investments.

In the first quarter of 2019, the Company sold $2.0 million notional amount of subordinated notes of Catamaran CLO 2014-1 for $800,000.

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

As of December 31, 2019 all of the Company’s investments in CLO Fund securities were making distributions to the Company.

Affiliate Investments:

The following table details investments in affiliates at December 31, 2019 and 2018:

	Industry Classification	Fair Value at December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2019	Principal at December 31, 2019	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$3,470,000	—	—	—	—	$(3,470,000)	$—	$17,791,230	$—	$—
Tank Partners Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	1,000	6,228,000	—	—	(5,064,000)	(1,165,000)	—	49,000	—	—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	—	620,145		—	(216,529)	—	403,616	648,879	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	18,390,440	—	—	—	2,917,459		21,307,899	24,720,000	—	3,750,000
Total controlled affiliates		21,861,440	6,848,145	—	—	(2,363,070)	(4,635,000)	21,711,515		—	3,750,000

BCP Great Lakes Holdings LP(5)(9)	Joint Venture	12,466,667	11,213,014	—	—	100,387	—	23,780,068	23,679,681	—	1,109,780
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,208,865)	932,029	7,506,434	(2,204,062)	—	5,025,536	11,720,000	932,029	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,254,962)	933,979	9,112,278	(2,411,715)	—	6,379,580	15,160,600	933,979	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(521,228)	277,564	2,591,820	(1,209,124)	—	1,139,032	9,900,000	277,564	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(551,159)	336,063	3,157,769	(428,544)	—	2,514,130	4,952,000	336,063	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,033,625)	666,491	7,502,959	(740,809)	—	6,395,016	10,140,000	666,491	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,597,115)	991,888	8,950,000	185,978	—	8,530,751	10,000,000	991,888	—
KCAP F3C Senior Funding Rated Notes(3)(7)	CLO Fund Securities	4,473,840	(4,417,967)	18,496	—	(66,734)	(7,635)	—	—	289,373	—
Navex Topco, Inc.(3)(4)(7)	Electronics	—	496,995	5,067	6,646,229	492,653	(4,854)	7,636,090	7,700,000	380,167	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	—	—	109	3,231,683	74,300	—	3,306,092	3,500,000	244,729	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	—	—	—	2,422,281	—	—	2,422,281	31,817,483	—	—
Total Non-controlled affiliates		16,940,507	1,125,088	4,161,686	51,121,453	(6,207,668)	(12,489)	67,128,578		5,052,283	1,109,780

Total Affiliated Investments		$38,801,947	$7,973,232	$4,161,686	$51,121,453	$(8,570,738)	$(4,647,489)	$88,840,092		$5,052,283	$4,859,780

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

[7]

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

[8]	Number of shares held.
9	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

During the third quarter of 2019, the Company sold its entire investment in Bristol Hospice, LLC to an affiliate. This transaction was approved by the Board of Directors of the Company.

	Industry Classification	Fair Value at December 31, 2017	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Interest Income	Dividend Income
Asset Manager Affiliates(4)(5)(7)	Asset Management Company	$38,849,000	$(34,800,000)	—	—	(579,000)	$—	$3,470,000	$—	$1,246,510
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)	Related Party Loans	—	—	—	—	—	—	—	1,170,825	—
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	8,359,051	(8,359,051)	—	—	—	—	—	765,963
Trimaran Advisors, LLC Related Party Loan (4)(5)	Related Party Loans	4,418,232	(4,418,232)	—	—	—	—	—	229,380
Katonah 2007-I CLO, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,770,486	(10,676,556)	271,658	—	9,754,423	(10,120,011)	—	271,658	—
Trimaran CLO VII, Ltd. (1)(2)(3)(4)	CLO Fund Securities	10,000		(6,725)	—	369,831	(373,105)	—	(6,725)	—
Catamaran CLO 2012-1, Ltd. (1)(2)(3)(4)	CLO Fund Securities	2,320,783	(2,596,571)	264,746	—	3,527,018	(3,515,976)	—	264,746	—
Catamaran CLO 2013-1, Ltd. (1)(2)(4)	CLO Fund Securities	6,923,699	147,497	1,213,807	(7,016,734)	(1,268,269)	—	—	1,213,807	—
Catamaran CLO 2014-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,230,178	535,309	1,347,240	(9,777,251)	(335,476)	—	—	1,347,240	—
Catamaran CLO 2014-2, Ltd. (1)(2)(4)	CLO Fund Securities	4,500,962	(985,241)	656,919	(2,158,200)	(2,014,440)	—	—	656,919	—
Catamaran CLO 2015-1, Ltd. (1)(2)(4)	CLO Fund Securities	3,569,600	(573,089)	507,789	(3,048,696)	(455,604)	—	—	507,789	—
Catamaran CLO 2016-1, Ltd. (1)(2)(4)	CLO Fund Securities	8,530,685	(1,282,923)	913,272	(7,067,073)	(1,093,961)	—	—	913,272	—
Catamaran CLO 2018-1, Ltd. (1)(2)(4)	CLO Fund Securities	—	9,500,000	343,450	(8,500,000)	(1,343,450)	—	—	343,450	—
KCAP F3C Senior Funding Rated Notes(2)(4)	CLO Fund Securities	4,632,000	—	37,298	—	(195,458)	—	4,473,840	468,755	—
BCP Great Lakes Holdings LP(7)	Limited Partnership	—	12,466,667	—	—	—	—	12,466,667	—	—
KCAP Freedom 3, LLC (4)(6)	Joint Venture	21,516,000	—	—	—	(3,125,560)	—	18,390,440	—	3,100,000
Tank Partners Holdings, LLC(4)(5)	Unit	—	—	—	980,000	(979,000)	—	1,000	—	—
Total Affiliated Investments		$122,630,676	$(41,042,190)	$5,549,454	$(36,587,954)	$2,261,054	$(14,009,092)	$38,801,947	$8,147,079	$4,346,510

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[3]	Notice of redemption has been received for this security.
[4]	Fair value of this investment was determined using significant unobservable inputs.
[5]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $4.9 million, $3.1 million and $0.9 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2019 and December 31, 2018, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $45.1 million and $30.9 million, respectively.

KCAP Freedom 3 LLC

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans form us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”) The Fund invests primarily in middle-market loans and the Joint Venture partners may source middle-market loans from time-to-time for the Fund.

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

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions was a reduction in the fair value of the Asset Manager Affiliates and an increase in the fair value of the Company’s investment in the Joint Venture during the first quarter of 2019. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the consolidated statement of operations. The increase in the fair value of the Company’s investment in the Joint Venture was recognized as an unrealized gain in the consolidated statement of operations.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

	As of December 31, 2019	As of December 31, 2018
Investment at fair value	$33,737,631	$32,621,188
Total Assets	$33,737,631	$32,621,188
Total Liabilities	$135,457	$1,970,455
Total Equity	33,602,174	30,650,733
Total Liabilities and Equity	$33,737,631	$32,621,188

KCAP Freedom 3 LLC

Summarized Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Investment income	$5,127,460	$4,800,844	$2,531,331
Operating expenses	86,183	126,786	435,757
Net investment income	5,041,277	4,674,058	2,095,574
Unrealized appreciation on investments	2,951,441	(4,951,938)	(5,063,254)
Net income	$7,992,718	$(277,880)	$(2,967,680)

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2019

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)(3)	Subordinated Securities, effective interest 11.2%, 12/29 maturity	100.0%	$40,801,382	$33,737,631
Total Investments			$40,801,382	$33,737,631

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

BCP Great Lakes Partnership LP

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC. (the “Great Lakes Joint Venture”). The Company is a limited partner in the BCP Great Lakes Partnership and does not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treats the investment as a joint venture since an affiliate of the Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. This investment was made prior to the Externalization and as such the Company has changed its characterization from an equity investment prior to the Externalization to a joint venture investment once the Company became externally managed and an affiliate of the Adviser. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2019 and December 31, 2018 was $23.8 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of December 31, 2019 and December 31, 2018, the Company has a $26.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at December 31, 2019 our funding commitment was limited to approximately $11.3 million pursuant to the limitations described above.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2019 and December 31, 2018, respectively:

	As of December 31, 2019
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$4,207,107	$—	$—	$4,207,107
Debt securities	—	38,420,182	148,382,726	—	186,802,908
CLO Fund securities	—	—	31,968,202	—	31,968,202
Equity securities	—	—	9,864,419	—	9,864,419
Joint Ventures	—	—	21,307,899	23,780,068	45,087,967
Derivatives	—	—	(33,437)	—	(33,437)
Total	$—	$42,627,289	$211,489,810	$23,780,068	$277,897,166

	As of December 31, 2018
	Level I	Level II	Level III	NAV	Total
Short Term investments	$9,999,349	$34,757,129	$—	$—	$44,756,478
Debt securities	—	41,120,073	106,741,671	—	147,861,744
CLO Fund securities	—	—	44,325,000	—	44,325,000
Equity securities	—	—	2,038,020	—	2,038,020
Asset Manager Affiliates	—	—	3,470,000	—	3,470,000
Joint Venture	—	—	18,390,440	12,466,667	30,857,107
Total	$9,999,349	$75,877,202	$174,965,131	$12,466,667	$273,308,349

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2019 and December 31, 2018 was $23.8 million and $12.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Year Ended December 31, 2019
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$—	$174,965,131
Transfers out of Level III¹	(10,079,999)	—	—	—	—	—	(10,079,999)
Transfers into Level III²	10,415,885	—	—	—	—	—	10,415,885
Net accretion	209,052	6,162,690	—	—	—	—	6,371,742
Purchases	108,079,125	—	14,966,500	—	—	30,609	123,076,234
Sales/Paydowns/Return of Capital	(71,139,395)	(13,629,382)	(371,222)		—	—	(85,139,999)
Total realized loss included in earnings	(10,084,819)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(16,862,085)
Change in unrealized gain (loss) included in earnings	14,241,206	(3,494,888)	(4,856,831)	—	2,917,459	(64,046)	8,742,900
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,810
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(4,160,677)	$(4,346,029)	$(4,856,831)	$—	$2,917,459	$(64,046)	$(10,510,124)

[1]

Transfers out of Level III represent a transfer of $10.1 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2019.

[2]

Transfers into Level III represent a transfer of $10.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2019.

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

As of December 31, 2019 and December 31, 2018, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $42.6 million and $75.9 million as of December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$11,959,848	Enterprise Value	Average EBITDA Multiple	5.0x-8.3x (7.0x)
	136,422,878	Income Approach	Implied Discount Rate	5.9%-24.0% (10.3%)
Equity Securities	9,859,419	Enterprise Value	Average EBITDA Multiple / WACC	3.2x-14.5x (14.0x)
	5,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities			Discount Rate	13.3%-15.0% (13.9%)
			Probability of Default	1%-2% (1.5%)
	31,968,202	Discounted Cash Flow	Loss Severity	20.0%-39.5% (29.5%)
			Recovery Rate	60.5%-80.0% (70.5%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Joint Ventures			Discount Rate	16.0%-17.3% (16.6%)
			Probability of Default	2%-3% (2.5%)
	21,307,899	Discounted Cash Flow	Loss Severity	20.5%-39.5% (30.0%)
			Recovery Rate	60.5%-79.5% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(33,437)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$211,489,810

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

The following table details derivative investments at December 31, 2019:

	December 31, 2019
Types of contracts	Notional amounts	Derivative assets	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$7,656	$—	$(22,953)
Securities Swap and Option Agreement	5,500,000	(41,093)	—	(41,093)
Total	$5,507,656	$(33,437)	$—	$(64,046)

The Company held no derivatives for the year ended December 31, 2018.

5.	ASSET MANAGER AFFILIATES

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2019 and December 31, 2018, the Asset Manager Affiliates had approximately $300 million and $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $0 and $3.5 million, respectively.

No distributions were declared during 2019. For year ended December 31, 2018 and 2017, the Asset Manager Affiliates declared cash distributions of $36.0 million and $3.2 million to the Company. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.2 million and $460,000 of Dividends from Asset Manager Affiliates, as reflected in the Company’s statement of operations in the year ended December 31, 2018 and 2017. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the year ended December 31, 2018 all but $1.2 million was a tax-basis return of capital. Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

While the investment in the Asset Manager Affiliates was deemed to have no value for the year ended December 31, 2019, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates was required to be included in the Company’s SEC filings for 2018 and 2017. The additional information regarding the Asset Manager Affiliates is set forth below. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet

As of
December 31, 2018

Cash	$1,335,004
Other Assets	129,880
Total Assets	$1,464,884
Other Liabilities	$995,270
Total Liabilities	995,270
Total Equity	469,614
Total Liabilities and Equity	$1,464,884

Asset Manager Affiliates

Summarized Statements of Operations Information

	For the Year Ended December 31,
	2018	2017
Fee Revenue	$11,548,457	$15,283,064
Interest Income	3,041,889	232,300
Total Income	14,590,346	15,515,364
Operating Expenses	10,700,629	10,937,980
Amortization of Intangibles	—	327,541
Interest Expense	3,987,891	1,044,242
Total Expenses	14,688,520	12,309,763
Income before unrealized gains on investments and income taxes	(98,174)	3,205,601
Unrealized gains on investments	7,570,688	(2,674,885)
(Loss) Income before income taxes	7,472,514	530,716
Income Tax (Benefit)	(1,971,043)	(165,449)
Net (Loss) Income	$9,443,557	$696,165

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

The Company incurred management fees of $3.1 million for the year ended December 31, 2019. No incentive fees were earned during for the year ended December 31, 2019.

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

The Company incurred $1.2 million of Administrative services expense for the year ended December 31, 2019.

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. For the years ended December 31, 2018 and 2017, the Company recognized interest income of approximately $2.2 million and $0.9 million, related to the Trimaran Credit Facility.

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	December 31, 2019	December 31, 2018

6.125% Notes Due 2022 (net of offering costs of: 2019-$1,651,946; 2018 - $2,207,341)	$75,755,253	$75,199,858
Great Lakes KCAP Funding I, LLC Revolving Credit Facility (net of offering costs of: 2018 - $1,155,754)	—	25,200,331
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2019-$1,462,364)	78,108,535	—
	$153,863,788	$100,400,189

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as December 31, 2019 of were 5.4% and 3.4 years, respectively, and as of December 31, 2018 were 6.0% and 3.6 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At December 31, 2019, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2019, 2018 and 2017, interest expense related to the 6.125% Notes Due 2022 was approximately $4.7 million, $4.7 million and $1.6 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.7 million and $2.2 million remains to be amortized as of December 31, 2019 and December 31, 2018, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.7 million and $2.2 million at December 31, 2019 and December 31, 2018. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $78.1 million and $76.6 million at December 31, 2019 and December 31, 2018. The fair value was determined based on the closing price on December 31, 2019 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value Hierarchy.

Revolving Credit Facilities

On March 1, 2018, Great Lakes KCAP Funding I, LLC (“Funding”), our wholly owned subsidiary, entered into a senior secured revolving credit facility (the “Prior Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and the Company, as the servicer. The maximum commitment amount of the Prior Revolving Credit Facility was increased on March 27, 2019 to $57.5 million, and on April 1, 2019 to $67.5 million, subject to availability under the borrowing base. In December 2019, the Prior Revolving Credit Facility was fully repaid and the related agreements, including security interests in assets pledged as collateral, were terminated on December 23, 2019. The Company recognized a realized loss on extinguishment of debt of approximately $1.1 million in connection with the termination of the Prior Revolving Credit Facility.

Borrowings under the Prior Revolving Credit Facility bore interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Prior Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

The Prior Revolving Credit Facility was secured by all of the assets held by Funding, and the Company had pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the year ended December 31, 2019, interest and fees expense related to the Prior Revolving Credit Facility was approximately $2.3 million. For the year ended December 31, 2018, interest and fees expense related to the Prior Revolving Credit Facility was approximately $1.0 million.

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank National Association serves as collateral agent, securities intermediary and collateral administrator, and we serve as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.85% per annum. GLPRF LLC is required to utilize a minimum of 80% of the commitments under the Revolving Credit Facility, after an initial six-month ramp-up period during which a lesser minimum utilization requirement applies. Unused amounts below such minimum utilization amount accrue interest as if such amounts are outstanding as borrowings under the Revolving Credit Facility. In addition, GLPRF LLC will pay a non-usage fee during the first three years after the closing date in an amount not to exceed 0.50% per annum on the average daily unborrowed portion of the financing commitments in excess of such minimum utilization amount.

The initial principal amount of the Revolving Credit Facility is $115 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender. All amounts outstanding under the Revolving Credit Facility must be repaid by the maturity date of December 18, 2023.

GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of GLPRF LLC’s portfolio of investments and cash. The obligations of GLPRF LLC under the Revolving Credit Facility are non-recourse to us, and our exposure under the Revolving Credit Facility is limited to the value of our investment in GLPRF LLC. In connection with the Revolving Credit Facility, GLPRF LLC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of GLPRF LLC occurs or if we are no longer the portfolio manager of GLPRF LLC.

At December 31, 2019, GLPRF LLC was in compliance with all of its debt covenants and $79.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $79.6 million at December 31, 2019.

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

For the years ended December 31, 2018 and 2017, interest expense related to the 7.375% Notes Due 2019 was approximately $774,000 and $2.2 million, respectively.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character  of income and gains to be distributed is determined  in accordance  with income tax regulations  that may differ from GAAP; accordingly at calendar years ended  December 31, 2019 and 2018, the Company  reclassified for book purposes amounts  arising from permanent book/tax  differences related to the tax treatment of return of capital distributions, non-deductible expenses, and capital loss carryforwards acquired as the result of the merger, as follows:

	Year Ended December 31,
	2019	2018
Capital in excess of par value	$137,501,521	$(18,021,247)
Total distributable (loss) earnings	$(137,501,521)	18,021,247

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2019 and 2018 :

	Year Ended December 31,
	2019	2018
Net (decrease) increase in net assets resulting from operations	$(12,499,961)	$(9,571,546)
Net change in unrealized depreciation (appreciation) from investments	(1,121,364)	2,903,994
Net realized losses	16,695,014	16,672,029
Book/tax differences on CLO equity investments	(3,927,076)	(2,953,177)
Other book/tax differences	1,318,364	2,141,677
Taxable (loss) income before deductions for distributions	$464,977	$9,192,977
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.01	$0.25
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.01	$0.25

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the year ended December 31, 2018 and 2017, the Asset Manager Affiliates declared a cash distribution of $36.0 million and $3.2 million to the Company. The Company recognized $1.2 million and $460,000 of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations for the year ended December 31, 2018 and 2017. For the year ended December 31, 2018 and 2017, the difference of $34.8 million and $2.8 million between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). During year ended December 31, 2019 the Company did not receive a cash distribution from the Affiliated Manager Affiliates, nor did we recognize any dividends.

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

	Year Ended December 31,
Distributions paid from:	2019	2018	2017
Ordinary Income	$464,977	$9,192,977	$6,035,683
Return of Capital	11,485,293	5,688,770	11,736,777
Total	$11,950,270	$14,881,747	$17,772,460

As of December 31, 2019 and 2018, the components of accumulated earnings on tax basis were as follows:

	Year Ended December 31,
	2019	2018
Capital loss carryforward	$(230,821,193)	$(86,744,479)
Other temporary differences	(892,590)	(1,264,153)
Net unrealized depreciation	(67,889,323)	(61,128,013)

At December 31, 2019, the Company had a net capital loss carryforward of $230.8 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2019, the taxable subsidiaries’ activity did not result in a material provision for income taxes.  As of December 31, 2019, $158,090 of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, $23,154,377 of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and $740,628 of deferred tax liabilities (primarily due to unrealized appreciation on investments).  The Company has assessed the realizability of the deferred tax assets and recorded a valuation allowance of $22,413,749.  A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

9.	COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2019,and 2018, the Company had $31.9 million and $12.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Fund of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of December 31, 2019 and December 31, 2018, the Company had a $26.3 million and $12.5 million, respectively unfunded commitment to the BCP Great Lakes Fund, subject to the limitations noted above. However, at December 31, 2019 our funding commitment was limited to approximately $11.3 million pursuant to the limitations described above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $491 thousand and $434 thousand for the years ended December 31, 2019 and 2018, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. The right-of-use asset of $3.3 million and lease liability of $3.6 million related to the Company’s office lease were recognized on January 1, 2019 by calculating the present value of lease payments over the lease term. The discount rate used in determining the lease liability was the Company’s estimated incremental borrowing rate of 6.03%. In calculating the initial operating lease liability, the effect of the discounting was approximately $626 thousand. The lease agreement expires on May 31, 2024.

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

On November 1, 2019, the Company terminated the lease agreement. Excluding the impairment charge, the total operating lease costs were approximately $491 thousand for the year ended December 31, 2019.

10.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2019 and 2018, the Company issued 73,842, and 64,671 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of December 31, 2019 and December 31, 2018 was 44,829,676 and 37,326,846, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2018 through December 31, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2018	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at December 31, 2019	—

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2018	50,000	$7.72	2.4	$—
Granted	—	—
Exercised	—	—
Forfeited
Expired unexercised	(5,000)	11.97
Cancelled	(15,000)	11.97
Options outstanding at December 31, 2018	30,000	$4.88	0.9	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(30,000)	4.88	0.6
Outstanding at December 31, 2019	—	$—	—	$—
Total vested at December 31, 2019	—	$—	—

[1]	Represents the difference between the market value of shares of the Company on March 31, 2019 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three and twelve months ended December 31, 2019 and 2018, the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2019, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2018 through December 31, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2018	297,199
Granted	6,000
Vested	(122,878)
Forfeited	(56,368)
Non-vested shares outstanding at December 31, 2018	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at December 31, 2019	—

For the year ended December 31, 2019, non-cash compensation expense related to restricted stock was approximately $259,000; all of which was expensed by the Company. For the year ended December 31, 2018, non-cash compensation expense related to restricted stock was approximately $548,000; of this amount approximately $248,000 was expensed by the Company, and approximately $300,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions were paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock were forfeited upon the recipient’s termination of employment.

12.	OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000, $44,000 and $65,000 was expensed during the years ended December 31, 2019, 2018 and 2017, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $127,000 and $185,000 was expensed during the year ended December 31, 2018 and 2017, related to the Profit-Sharing Plan. This Plan was terminated effective March 31, 2019, and no expense was recognized during the year ended December 31, 2019.

13.	ACQUISITION OF OHA INVESTMENT CORPORATION

On December 18, 2019, we completed our acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by Sierra Crest, an amount in cash, without interest, equal to approximately $0.15. As a result of the Merger, the Company issued an aggregate of 7,439,559 shares of its common stock to former OHAI stockholders (approximately 16.6% of the Company’s outstanding shares at December 31, 2019).

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our common stock is trading at a price below 75% of its net asset value, we will initiate a share buyback program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced.

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $3.0 million of cash payment (deemed capital contribution) paid at closing  directly to shareholders of OHAI from Sierra Crest and LibreMax, was allocated to the OHAI investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. Immediately following the acquisition of OHAI, the Company recorded OHAI’s net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the OHAI investments acquired and was immediately recognized as unrealized gain on the Company's Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for performing debt investments, will amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the OHAI investments acquired through their maturity. Upon the sale of any of the OHAI acquired investments, the Company will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$15,548,678
Cash consideration to OHAI shareholders (2)	11,510,688
Transaction costs (excluding offering costs $385,747)	851,807
Total purchase consideration	27,911,173
Assets acquired:
Investments, at fair value (amortized cost of $54,123,811)	60,547,193
Cash	232,708
Interest receivable	592,329
Other assets	482,454
Total assets acquired	61,854,684
Liabilities assumed:
Debt	27,394,083
Other liabilities	126,046
Total liabilities assumed	27,520,129
Net assets acquired	34,334,555
Total purchase discount	$(6,423,382)
(1)	Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by the Company in conjunction with the merger.
(2)	Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid at closing directly to shareholders of OHAI from Sierra Crest and LibreMax.

14.	SELECTED QUARTERLY DATA (Unaudited)

	Q1	Q2	Q3	Q4
	2019	2019	2019	2019
Total interest and related portfolio income	$5,799,410	$6,914,169	$7,076,196	$6,705,361
Net Investment Income	$(2,195,187)	$879,740	$2,242,433	$2,146,703
Net increase (decrease) in net assets resulting from operations	$(10,917,572)	$(848,322)	$(4,250,782)	$3,516,714
Net increase (decrease) in net assets resulting from operations per share – basic	$(0.29)	$(0.02)	$(0.11)	$0.09
Net increase (decrease) in net assets resulting from operations per share – diluted	$(0.29)	$(0.02)	$(0.11)	$0.09
Net investment income per share – basic	$(0.06)	$0.02	$0.06	$0.06
Net investment income per share – diluted	$(0.06)	$0.02	$0.06	$0.06
	Q1	Q2	Q3	Q4
	2018	2018	2018	2018
Total interest and related portfolio income	$6,826,477	$6,848,443	$7,158,750	$6,253,124
Net Investment Income	$2,460,742	$2,528,920	$2,954,529	$2,060,286
Net increase (decrease) in net assets resulting from operations	$2,609,394	$(1,311,771)	$1,348,849	$(12,218,016)
Net increase (decrease) in net assets resulting from operations per share – basic	$0.07	$(0.04)	$0.04	$(0.33)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.07	$(0.04)	$0.04	$(0.33)
Net investment income per share – basic	$0.07	$0.07	$0.08	$0.06
Net investment income per share – diluted	$0.07	$0.07	$0.08	$0.06

15.	SUBSEQUENT EVENTS

On February 5, 2020 the Company’s Board declared a distribution to shareholders of $0.06 per share for a total of $2.7 million. The record date was February 18, 2020 and the distribution was paid on February 28, 2020.

On March 5, 2020 our board of directors authorized a stock repurchase program of up to $10 million effective March 6, 2020 and terminating on March 5, 2021. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time.

The Company has evaluated events and transactions occurring subsequent to December 31, 2019 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

TABLE OF CONTENTS

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

IMPORTANT NOTE

In accordance with certain SEC rules, Portman Ridge Finance Corporation (formerly known as KCAP Financial, Inc.) (the “Company”) is providing additional information regarding the following three portfolio companies: Katonah Debt Advisers, L.L.C., Trimaran Advisors, L.L.C. (collectively the Asset Manager Affiliates) and Katonah 2007-I CLO Ltd. However, pursuant to SEC rules, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. As a result, the additional financial information regarding these entities does not directly impact the Company’s financial position, results of operations or cash flows.

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

/s/ Ernst & Young LLP

New York, New York

March 7, 2018

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS
Investments, at fair value (cost: 2017 – $82,576,095; 2016 – $0)	$79,901,209	$—
Cash	4,655,662	3,425,709
Accrued management fees receivable	2,346,490	2,176,833
Due from affiliates	146,838	86,615
Intangible assets	22,830,000	23,157,541
Other assets	1,977,922	2,760,726
Total assets	$111,858,121	$31,607,424
LIABILITIES
Borrowings	$69,802,500	$—
Borrowings from related parties	12,792,218	—
Accrued interest payable	230,034	—
Accounts payable and accrued expenses	3,724,943	3,431,496
Due to affiliates	943,557	612,983
Deferred tax liability	1,890,899	2,575,140
Total liabilities	89,384,151	6,619,619
Commitments and Contingencies	—	—
MEMBER’S EQUITY
Member’s contributions	52,519,916	52,519,916
Accumulated deficit	(30,045,946)	(27,532,111)
Total member’s equity	22,473,970	24,987,805
Total liabilities and member’s equity	$111,858,121	$31,607,424

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Management and incentive fee revenues	$15,283,064	$12,835,603	$22,617,240
Investment income	232,300	1,024,760	2,787,334
Total revenues	15,515,364	13,860,363	25,404,574
Expenses
Interest expense	1,044,242	1,821,517	1,726,781
Compensation	7,470,218	7,596,726	9,441,607
Insurance	354,466	408,959	450,460
Professional fees	575,067	980,605	903,119
Amortization of intangible assets	327,541	1,310,164	2,308,123
Administrative and other	2,538,229	2,457,029	2,391,184
Total expenses	12,309,763	14,575,000	17,221,274
Income (loss) before unrealized losses on investments and income taxes	3,205,601	(714,637)	8,183,300
Unrealized losses on investments	(2,674,885)	—	—
Income (loss) before income taxes	530,716	(714,637)	8,183,300
Income tax (benefit) expense	(165,449)	(81,022)	5,642,225
Net income (loss)	$696,165	$(633,615)	$2,541,075

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Member’s	Accumulated Earnings	Total Member’s
	Contributions	(Deficit)	Equity
Total at January 1, 2015	$52,519,916	$(17,739,571)	$34,780,345
Net income	—	2,541,075	2,541,075
Distributions	—	(9,050,000)	(9,050,000)
Total at December 31, 2015	52,519,916	(24,248,496)	28,271,420
Net loss	—	(633,615)	(633,615)
Distributions	—	(2,650,000)	(2,650,000)
Total at December 31, 2016	52,519,916	(27,532,111)	24,987,805
Net income	—	696,165	696,165
Distributions	—	(3,210,000)	(3,210,000)
Total at December 31, 2017	$52,519,916	$(30,045,946)	$22,473,970

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

2. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Hierarchy of Fair Value Inputs .  The provisions of ASC 820: Fair Value establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level I, II and III inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level III category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

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

3. CLO FUNDS – (continued)

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

4. INVESTMENTS – (continued)

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

	Year Ended December 31, 2017
	Debt Securities	Beneficial residual interests in CLO Fund Securities	Total
Purchases	$75,735,481	$26,837,926	$102,573,407
Proceeds from sales/redemptions/maturities	—	(20,000,000)	(20,000,000)
Net accretion (amortization)	—	2,687	2,687
Total unrealized gain (loss) included in earnings	224,697	(2,899,582)	(2,674,885)
Balance, December 31, 2017	$75,960,178	$3,941,031	$79,901,209
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$224,697	$(2,899,582)	$(2,674,885)

As of December 31, 2017 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Significant Inputs or Range of Inputs and (Weighted Average)
Debt Securities	$75,960,178	Market Approach	3 rd party quote	93.1% – 100.5% (100.0%)
Residual interests in CLO Fund Securities	3,941,031	Market Approach	3 rd party quote	59.9% – 75.3%
Total Level III Investments	$79,901,209

5. BORROWINGS

The Asset Management Affiliates’ debt obligations outstanding as of December 31, 2017 consist of the following:

Description	Principal
KCAP Term Loan 1	$8,359,051
KCAP Term Loan 2	4,433,167
Third Party Borrowing I	50,117,500
Third Party Borrowing II	19,685,000
Total	$82,594,718

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

The following table summarizes minimum future lease payments as of December 31, 2017:

Contractual Obligations	2018	2019	2020	2021	2022	More than 5 years
Operating lease obligations	$738,864	$7,747,811	$800,436	$800,436	$800,436	$1,133,951

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

2.1

Agreement and Plan of Merger, dated as of July 31, 2019 by and among Portman Ridge Finance Corporation, Storm Acquisition Sub Inc., OHA Investment Corporation, and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed August 1, 2019).

3.1	Form of Certificate of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed April 2, 2019)
3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018.(2)
3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed April 2, 2019).
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Dividend Reinvestment Plan.(3)
4.3	Form of Base Indenture between the Company and U.S. Bank National Association(4)
4.4	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022(8)
4.5	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.6).(8)
4.6	Description of Portman Ridge Finance Corporation’s Registered Securities.**
10.1	Amended and Restated Limited Liability Company Agreement of KCAP Freedom 3 LLC, dated July 19, 2017, by and between KCAP Financial, Inc. and Freedom 3 Opportunities LLC(11)
10.2

Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Commodore Holdings, L.L.C., Katonah Debt Advisors, L.L.C., Trimaran Advisors, L.L.C., Trimaran Advisors Management, L.L.C., LibreMax Intermediate Holdings, LP, LM Rubicon Merger Sub 1, LLC, LM Rubicon Merger Sub 2, LLC, and LM Rubicon Merger Sub 3, LLC(12)

10.3	Stock Purchase and Transaction Agreement, dated December 14, 2018, by and between KCAP Financial, Inc. and BC Partners Advisors L.P.(13)
10.4	Form of Voting and Support Agreement, dated December 14, 2018, by and between BC Partners Advisors L.P. and the members of the board of directors of KCAP Financial, Inc.(13)
10.5

Investment Advisory Agreement, dated April 1, 2019, by and between the Company and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

10.6

Incentive Fee Letter Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on April 2, 2019).

10.7

Administration Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on April 2, 2019).

10.8

Second Amendment to Loan and Security Agreement, dated as of March 27, 2019, by and among Great Lakes KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, Cadence Bank, N.A., CIBC Bank USA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

10.9

Third Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Great Lakes KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, Cadence Bank, N.A., CIBC Bank USA (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on April 2, 2019).

10.10

Loan and Security Agreement dated as of December  18, 2019 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto, The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed on December 23, 2019).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21.1	List of Subsidiaries.**
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm relating to Portman Ridge Finance Corporation**

E-1

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm relating to Portman Ridge Finance Corporation**
23.3	Consent of Ernst & Young LLP, Independent Auditors relating to the Asset Manager Affiliates.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018 (File No. 814-00735).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 5, 2015 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on May 6, 2015 (File No. 814-00735).
(7)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(8)	Incorporated by reference to exhibit included in Post-Effective Amendment No. 1 to the Registration Statement in Form N-2, as filed on August 14, 2017 (File No. 333-218596).
(9)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594).
(10)	Incorporated by reference to Exhibit 4.4 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594)
(11)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on July 20, 2017 (File No. 814-00735).
(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on January 4, 2019 (File No. 814-00735).
(13)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on December 20, 2018 (File No. 814-00735).

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 6, 2020	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 6, 2020
EDWARD GOLDTHORPE

/s/ EDWARD U. GILPIN	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 6, 2020
EDWARD U. GILPIN

/s/ GRAEME DELL	Member of the Board of Directors	March 6, 2020
GRAEME DELL

/s/ DAVID MOFFITT	Member of the Board of Directors	March 6, 2020
DAVID MOFFITT

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 6, 2020
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 6, 2020
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 6, 2020
ALEXANDER DUKA

/s/ CHRISTOPHER LACOVARA	Member of the Board of Directors	March 6, 2020
CHRISTOPHER LACOVARA

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 6, 2020
DEAN C. KEHLER