Form 10-Q
period 2020-03-31
Portman Ridge Finance Corp
filed 2020-05-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of common stock of the registrant as of May 4, 2020 was 44,725,872.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•

our ability to operate as a business development company (“BDC”) under the Investment Company Act of 1940 and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, including the impact of changes in laws or regulations governing our operations;

•	the adequacy of our available liquidity, cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Sierra Crest Investment Management LLC (the “Adviser”) to locate suitable investments for us to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•	actual and potential conflicts of interest with the Adviser and its affiliates;
•	the effect of legal, tax, and regulatory changes on us and our portfolio companies;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;
•	market conditions and our ability to access additional capital;
•	the duration and effects of the COVID-19 pandemic on us and our portfolio companies;
•

an economic downturn, including as a result of the impact of the COVID-19 pandemic, could have a material adverse effect on our portfolio companies’ results of operations and financial condition, which could lead to a loss on some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition; and

•	the timing, form and amount of any dividend distributions.

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2020 - $2,565,771; 2019 - $4,207,107)	$2,565,771	$4,207,107
Debt securities (amortized cost: 2020 - $219,388,095; 2019 - $194,686,364)	200,726,402	186,802,908
CLO Fund Securities managed by affiliates (amortized cost: 2020 - $44,560,217; 2019 - $45,099,076)	18,282,913	29,984,047
CLO Fund Securities managed by non-affiliates (amortized cost: 2020 - $1,494,665; 2019 - $1,519,641)	1,387,750	1,984,155
Equity securities (cost: 2020 - $20,619,993; 2019 - $22,160,993)	8,045,512	9,864,419
Asset Manager Affiliates (cost: 2020 - $17,791,230; 2019 - $17,791,230)	—	—
Joint Ventures (cost: 2020 - $53,091,172; 2019 - $48,594,539)	41,475,403	45,087,967
Derivatives (cost: 2020 - $30,609; 2019 - $30,609)	(59,073)	(33,437)
Total Investments at Fair Value (cost: 2020 - $359,541,752; 2019 - $334,089,559)	272,424,678	277,897,166
Cash	403,497	136,864
Restricted cash	4,728,007	4,967,491
Interest receivable	920,627	1,367,447
Receivable for unsettled trades	3,344,492	24,420,045
Due from affiliates	288,037	473,100
Other assets	1,201,211	1,112,150
Total Assets	$283,310,549	$310,374,263
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,508,472; 2019 - $1,651,946)	$75,326,027	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,372,255; 2019 - $1,462,364)	55,698,643	78,108,535
Payable for unsettled trades	26,571,709	—
Accounts payable and accrued expenses	1,502,532	1,386,981
Accrued interest payable	799,978	136,486
Due to affiliates	2,030,692	1,711,793
Management and incentive fees payable	1,011,356	1,076,645
Total Liabilities	162,940,937	158,175,693
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 44,920,731 issued, and 44,725,872 outstanding at March 31, 2020, and 45,024,535 issued, and 44,829,676 outstanding at December 31, 2019	447,259	448,297
Capital in excess of par value	451,268,171	451,353,379
Total distributable (loss) earnings	(331,345,818)	(299,603,106)
Total Stockholders' Equity	120,369,612	152,198,570
Total Liabilities and Stockholders' Equity	$283,310,549	$310,374,263
NET ASSET VALUE PER COMMON SHARE	$2.69	$3.40

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest from investments in debt securities	$4,579,782	$2,936,796
Payment-in-kind investment income	309,369	2,022
Interest from short-term investments	15,279	35,669
Investment income on CLO Fund Securities managed by affiliates	1,073,494	132,446
Investment income on CLO Fund Securities managed by non-affiliates	117,243	1,681,274
Dividends from Asset Manager Affiliates	—	—
Investment income - Joint Ventures	1,577,136	950,000
Capital structuring service fees	81,904	61,203
Total investment income	7,754,207	5,799,410
Expenses:
Management fees	1,011,690	—
Performance-based incentive fees	102,006	—
Interest and amortization of debt issuance costs	2,350,071	1,800,926
Compensation	—	3,688,578
Professional fees	843,630	1,668,122
Insurance	123,750	88,651
Administrative services expense	461,000	—
Other general and administrative expenses	198,276	748,320
Total expenses	5,090,423	7,994,597
Management and performance-based incentive fees waived	(102,006)	—
Net Expenses	4,988,417	7,994,597
Net Investment Income (Loss)	2,765,790	(2,195,187)
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(1,048,147)	(13,349,430)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(10,778,237)	1,899,864
Equity securities	(277,907)	(5,051,031)
CLO Fund Securities managed by affiliates	(11,162,275)	(82,569)
CLO Fund Securities managed by non-affiliates	(571,429)	2,543,252
Asset Manager Affiliates investments	—	—
Joint Venture Investments	(8,109,197)	5,317,529
Derivatives	(25,637)	—
Total net change in unrealized appreciation (depreciation)	(30,924,682)	4,627,045
Net realized and unrealized (depreciation) on investments	(31,972,829)	(8,722,385)
Realized gains on extinguishments of Debt	154,106	—
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(29,052,933)	$(10,917,572)
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.65)	$(0.29)
Diluted:	$(0.65)	$(0.29)
Net Investment (Loss) Income Per Common Share:
Basic:	$0.06	$(0.06)
Diluted:	$0.06	$(0.06)
Weighted Average Shares of Common Stock Outstanding—Basic	44,823,193	37,335,094
Weighted Average Shares of Common Stock Outstanding—Diluted	44,823,193	37,335,094

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operations:
Net investment income	$2,765,790	$(2,195,187)
Net realized (losses) gains from investment transactions	(1,048,147)	(13,349,430)
Realized gains from extinguishments of debt	154,106	—
Net change in unrealized appreciation on investments	(30,924,682)	4,627,045
Net (decrease) increase in stockholders’ equity resulting from operations	(29,052,933)	(10,917,572)

Stockholder distributions:	(2,689,779)	(3,732,836)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	37,084	56,489
Stock repurchase	(123,330)	—
Stock based compensation	—	258,936
Net increase in net assets resulting from capital share transactions	(86,246)	315,425
Net assets at beginning of period	152,198,570	158,021,011
Net assets at end of period	$120,369,612	$143,686,028
Net asset value per common share	$2.69	$3.85
Common shares outstanding at end of period	44,725,872	37,331,709

(1)	Refer to note 10 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$(29,052,933)	$(10,917,572)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses on investment transactions	1,048,147	13,349,430
Net change in unrealized appreciation from investments	30,924,682	(4,627,045)
Purchases of investments	(47,942,983)	(35,189,571)
Proceeds from sales and redemptions of investments	23,453,568	19,050,340
Net accretion of investments	(1,951,807)	(1,744,332)
Amortization of debt issuance costs	234,925	227,366
Realized gains on extinguishments of debt	(154,106)	—
Net amortization of operating lease	—	3,098
Payment-in-kind interest income	(59,119)	(2,022)
Stock-based compensation	—	258,936
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	26,571,709	420,182
(Increase) decrease in receivable for open trades	21,075,553	—
Decrease (increase) in interest and dividends receivable	446,820	465,814
Increase (decrease) in accrued interest payable	663,492	3,142
(Increase) decrease in other assets	(89,061)	(89,105)
Decrease (increase) in due from affiliates	185,063	79,532
Increase (decrease) in management and incentive fees payable	(65,289)	—
(Decrease) increase in due to affiliates	318,899	(115,825)
Decrease (increase) in accounts payable and accrued expenses	115,551	681,979
Net cash provided by (used in) operating activities	25,723,111	(18,145,653)
FINANCING ACTIVITIES:
Debt issuance costs	(1,342)	(263,450)
Stock repurchase program	(123,330)	—
Distributions to stockholders	(2,652,695)	(3,676,349)
Repurchase of 6.125% Notes Due 2022	(418,594)	—
Borrowings from Revolving Credit Facilities	6,000,000	23,000,000
Repayment of Revolving Credit Facilities	(28,500,000)	(5,485,002)
Net cash (used in) provided by financing activities	(25,695,962)	13,575,199
CHANGE IN CASH AND RESTRICTED CASH	27,149	(4,570,454)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	5,104,355	9,324,466
CASH AND RESTRICTED CASH, END OF PERIOD	$5,131,504	$4,754,012
Amounts per balance sheet:
Cash	$403,497	$3,288,010
Restricted cash	4,728,007	1,466,002
Total Cash and Restricted cash	$5,131,504	$4,754,012
Supplemental Information:
Interest paid during the period	$1,440,865	$1,570,418
Dividends paid during the period under the dividend reinvestment plan	$37,084	$56,489

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2020

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Acrisure, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — 2020 Term Loan (First Lien) 5.2% Cash, 3 month LIBOR(1.71%) + 3.50% , Due 2/27	3/20/2020	$5,500,000	$4,323,750	$4,826,250

Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 8.9% Cash, 10.0% PIK, 3 month LIBOR(1.87%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	1,278,885	1,098,456	2,558

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, 3 month LIBOR + 5.00% , Due 1/25	2/14/2020	2,327,500	2,321,559	2,327,500

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	-	-	-

Akumin Corp. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term B Loan 7.0% Cash, 1 month LIBOR(1.00%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,233,125	2,195,966	2,081,273

Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC) Services: Business	(8)(14)	Senior Secured Loan — Initial Term Loan 5.2% Cash, 1 month LIBOR(0.99%) + 4.25% , Due 7/26	3/23/2020	6,982,500	5,675,775	6,493,725

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 8.2% Cash, 2.8% PIK, 3 month LIBOR(1.45%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	4,193,621	4,052,587	3,988,134

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(23)	Senior Secured Loan — Revolving Loan 11.0% Cash, 3 month LIBOR(1.45%) + 9.50%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	416,667	379,634	396,250

Asurion, LLC (fka Asurion Corporation) Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — Replacement B-6 Term Loan 5.2% Cash, 3 month LIBOR(1.71%) + 3.50% , Due 11/23	3/20/2020	997,371	837,792	968,248

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.2% Cash, 6 month LIBOR(1.93%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,932,500	2,931,329	2,733,970

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
BW NHHC Holdco Inc. Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.6% Cash, 3 month LIBOR(1.62%) + 5.00% , Due 5/25	5/16/2018	1,965,000	1,943,379	1,208,475

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — Extended Term Loan (Second Lien) 11.6% Cash, 6 month LIBOR(1.07%) + 10.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,514,734	1,507,511	1,306,458

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.7% Cash, 3 month LIBOR(1.45%) + 4.25%; LIBOR Floor 1.00% , Due 5/23	6/6/2018	4,451,705	4,444,670	4,316,373

Coinamatic Canada Inc. (fka 8433143 Canada Limited ) Consumer goods: Durable	(3)(13)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	521,646	449,645	476,784

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(23)	Senior Secured Loan — Last Out Term Loan 9.0% Cash, 1 month LIBOR(1.00%) + 7.97% , Due 5/25	3/31/2020	7,676,648	7,619,073	7,620,608

Community Care Health Network, Inc. (aka Matrix Medical Network) Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Closing Date Term Loan 5.7% Cash, 1 month LIBOR(0.99%) + 4.75%; LIBOR Floor 1.00% , Due 2/25	2/9/2018	1,965,000	1,961,570	1,767,321

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 5.4% Cash, 3 month LIBOR(1.35%) + 4.00%; LIBOR Floor 1.00% , Due 7/20	2/7/2020	1,250,000	1,225,000	1,054,125

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.6% Cash, 3 month LIBOR(1.87%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,003,160	2,340,000

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)(14)(20)	Senior Secured Loan — Term Loan 8.1% Cash, 1 month LIBOR(1.61%) + 6.50%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	500,000	451,969	429,400

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Revolving Loan 7.5% Cash, 1 month LIBOR(1.00%) + 6.50%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	1,718,750	1,718,750	1,476,063

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche 2 Term Loan 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	12/10/2018	286,430	281,213	277,351

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-1 TL 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	12/10/2018	146,079	143,490	141,449

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-3 Term Loan 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	12/10/2018	47,738	46,855	46,225

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-6 Term Loan 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	12/10/2018	305,427	299,696	295,744

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-7 Term Loan 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	1/23/2020	91,137	89,391	88,248

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-8 Term Loan 11.0% Cash, 1 month LIBOR(1.50%) + 9.50% , Due 7/24	2/20/2020	34,083	34,083	33,003

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Term Loan 11.5% Cash, 3 month LIBOR(1.50%) + 10.00%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,962,406	4,919,958	2,341,263

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 5.2% Cash, 1 month LIBOR(0.99%) + 4.25% , Due 7/25	6/27/2019	0	(1,600)	0

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — 2020 Term Loan (First Lien) 5.5% Cash, 1 month LIBOR(0.99%) + 4.50% , Due 7/25	2/14/2020	1,000,000	995,118	932,000

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.2% Cash, 1 month LIBOR(0.99%) + 4.25% , Due 7/25	6/27/2019	469,193	469,193	437,288

Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.) Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, 1 month LIBOR(0.93%) + 6.75% , Due 7/26	12/18/2019	300,000	268,921	231,300

Ensono, LP (formerly known as Acxiom IT Outsourcing, LP) Telecommunication	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 1 month LIBOR(0.99%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,507,621	1,610,750

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.1% Cash, 6 month LIBOR(1.13%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,023,502	1,025,885	1,018,896

Firstlight Holdco Inc. Telecommunication	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(0.99%) + 7.50% , Due 7/26	12/18/2019	400,000	356,849	376,160

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)	Senior Secured Loan — Term Loan 10.8% Cash, Prime (4.75%) + 6.00%; , Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.7% Cash, 3 month LIBOR(1.45%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,492,217	1,098,900

Global Tel*Link Corporation Telecommunication	(8)(14)	Junior Secured Loan — Loan (Second Lien) 9.7% Cash, 3 month LIBOR(1.45%) + 8.25% , Due 11/26	5/21/2013	7,000,000	6,900,109	5,789,000

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.8% Cash, 3 month LIBOR(3.76%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,594,143

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,146,178	3,821,652

Hayward Industries, Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 9.2% Cash, 1 month LIBOR(0.99%) + 8.25% , Due 8/25	12/18/2019	2,159,333	1,850,368	1,980,756

Helix Acquisition Holdings, Inc. (aka MW Industries, Inc) Metals & Mining	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 5.0% PIK, 3 month LIBOR(1.45%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,190,477	1,236,200

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.0% Cash, 3 month LIBOR(1.45%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,572,107	1,436,480

Idera, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 10.1% Cash, 6 month LIBOR(1.08%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,397,821	7,209,750

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR(1.69%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,888,630	3,864,959	3,830,689

Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)	Junior Secured Loan — Loan (Second Lien) 9.9% Cash, 1 month LIBOR(0.87%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	1,228,619	1,228,619	1,085,853

Location Services Holdings, LLC Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Revolving Credit 8.3% Cash, 1 month LIBOR(1.58%) + 6.75%; LIBOR Floor 1.00% , Due 5/20	11/7/2019	2,291,667	2,273,259	2,277,229

Ministry Brands, LLC (aka MB Holding) Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.3% Cash, 3 month LIBOR(1.26%) + 8.00%; LIBOR Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,416,427	5,407,800

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Navex Topco, Inc. Electronics	(8)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.0% Cash, 1 month LIBOR(0.99%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,161,688	6,416,410

OCI Holdings, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(18)	Subordinated Note — Float - 02/2020 - OCISubNote 15.0% Cash, 5.0% PIK, Due 7/20	12/18/2019	33,488,015	2,165,304	2,176,721

PAE Holding Corporation Aerospace and Defense	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1 month LIBOR(1.00%) + 9.50%; LIBOR Floor 1.00% , Due 10/23	12/18/2019	3,343,347	2,980,658	3,280,158

PHI Group, Inc. Transportation: Cargo	(8)(13)(14)(23)	Senior Secured Loan — Loan 8.0% Cash, 1 month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 9/24	7/10/2019	6,826,435	6,703,654	6,605,259

Phoenix Guarantor Inc. (aka Brightspring) Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.5% Cash, 1 month LIBOR(1.00%) + 8.50%; LIBOR Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,088,068	1,163,880

Pinstripe Holdings, LLC (Aka Cielo) Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 6 month LIBOR(1.08%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,950,000	4,870,443	4,653,000

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 6 month LIBOR(1.07%) + 5.25% , Due 12/25	2/20/2020	544,091	538,754	537,997

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Second Delayed Draw Term Loan 6.3% Cash, 3 month LIBOR(1.07%) + 8.25% , Due 12/25	2/20/2020	-	(2,675)	-

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Term Loan 6.3% Cash, 6 month LIBOR(1.07%) + 8.25% , Due 12/25	2/20/2020	3,899,318	3,861,072	3,855,646

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 month LIBOR(1.00%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,958,448	2,746,800

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan 6.2% Cash, 3 month LIBOR(1.44%) + 4.74% , Due 8/24	8/10/2018	-	(1,346)	-

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.2% Cash, 3 month LIBOR(1.43%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,836,800	2,826,484	2,464,612

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Radiology Partners, Inc. Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — Term B Loan (First Lien) 5.6% Cash, 3 month LIBOR(1.39%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,672,500	5,880,000

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 month LIBOR(1.37%) + 5.75%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	6,930,000	6,839,679	6,743,583

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1 month LIBOR(1.00%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,787,814	1,787,814	848,139

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 month LIBOR(1.00%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,977,788	2,514,000

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, 3 month LIBOR + 13.25% , Due 3/21	3/26/2014	6,700,000	6,685,924	3,682,320

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 month LIBOR(1.00%) + 6.75%; LIBOR Floor 1.00% , Due 2/26	12/18/2019	700,000	612,822	551,250

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.1% Cash, 3 month LIBOR(1.83%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,961,536	5,766,000

Syndigo LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan 6.6% Cash, 6 month LIBOR(1.07%) + 5.50%; LIBOR Floor 1.00% , Due 10/24	8/23/2019	7,897,386	7,757,114	7,532,527

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.45%) + 5.50%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	4,962,500	4,886,788	4,731,248

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	665,236	620,146	313,393

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Teneo Holdings LLC Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 3 month LIBOR(1.00%) + 5.25%; LIBOR Floor 1.00% , Due 7/25	8/23/2019	4,975,000	4,796,647	4,630,730

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.00%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,396,019	11,760,022

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.8% Cash, 3 month LIBOR(3.25%) + 4.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	750,407	748,929	712,286

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.8% Cash, 3 month LIBOR(3.25%) + 4.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	5,674,474	5,652,111	5,386,210

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 3 month LIBOR(1.71%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	974,747	973,275	918,894

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 5/20	12/24/2012	1,000,000	999,993	1,000,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 1.7% Cash, Due 1/25	1/24/2020	70,708	70,709	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 8.2% Cash, 1 month LIBOR(0.99%) + 7.25% , Due 3/26	12/18/2019	400,000	348,017	364,360

Vertafore, Inc. Services: Business	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.2% Cash, 1 month LIBOR(0.99%) + 7.25% , Due 7/26	12/18/2019	900,000	798,144	788,400

Wash MultiFamily Acquisition Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.0% Cash, 1 month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,567,171	2,722,216

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.1% Cash, 6 month LIBOR(1.07%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,974,669	2,741,400

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 6.5% Cash, 3 month LIBOR(1.45%) + 5.00%; LIBOR Floor 1.00% , Due 11/24	11/18/2019	2,887,500	2,834,048	2,809,249

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(1.00%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,483,251	3,018,050

Total Investment in Debt Securities (167% of net asset value at fair value)				$259,884,232	$219,388,095	$200,726,402

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
AAPC Holdings LLC.(8)(13)(23)(24) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	1.90%	—	1,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	182,000	1,000

Advantage Capital Holdings LLC(8)(13)(19)(23) Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	0.51%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	43,887	3,089

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	—	—

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	5.00%	2,712,900	2,114,000

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	0.21%	1,500,000	423,423

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

OCI Holdings, LLC(8)(19)(21) Healthcare & Pharmaceuticals	Class A Units	12/18/2019	20.8%	—	—

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Equipment Holdings, LLC(8)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	—

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	420,289	—

Total Investment in Equity Securities (7% of net asset value at fair value)				$20,619,992	$8,045,512

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 10.3%, 1/28 maturity	6/4/2013	23.3%	5,915,462	2,352,204
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 9.6%, 4/30 maturity	5/6/2014	22.2%	9,849,694	3,320,171
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 30.9%, 11/28 maturity	10/10/2013	6.8%	1,494,665	1,387,750
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 3.5%, 10/26 maturity	8/15/2014	24.9%	6,065,598	9,900
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 8.6%, 4/27 maturity	5/5/2015	9.9%	4,028,375	1,477,677
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 9.9%, 1/29 maturity	12/21/2016	24.9%	9,191,203	4,342,962
Catamaran CLO 2018-1 Ltd(3)(6)(13)(18)	Subordinated Securities, effective interest 12.8%, 10/31 maturity	9/27/2018	24.8%	9,509,885	6,780,000

Total Investment in CLO Fund Securities (16% of net asset value at fair value)				$46,054,882	$19,670,663

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates(8)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value
AAPC Holdings LLC.(13)(23)(24) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(61,227)

HDNet Holdco LLC (13)(23)(24) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	2,154

Total Derivatives (0% of net asset value at fair value)				$30,609	$(59,073)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$14,018,712
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	27%	28,176,314	27,456,691

Total Investment in Joint Ventures (34% of net asset value at fair value)				$53,091,172	$41,475,403

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.45%	$2,565,771	$2,565,771
Total Short-term Investments (2% of net asset value at fair value)				$2,565,771	$2,565,771

Total Investments[4]				$359,541,752	$272,424,678

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2020 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2020. As noted in the table above, 58% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of March 31, 2020 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $360 million. The aggregate gross unrealized appreciation is approximately $2.4 million, the aggregate gross unrealized depreciation is approximately $92.5 million, and the net unrealized depreciation is approximately $90.1 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 78.1% of the total assets at March 31, 2020.
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
[14]

As of March 31, 2020, this investment is owned by Great Lakes Portman Ridge Funding, LLC and was pledged to secure Great Lakes Portman Ridge Funding, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”).

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

[17]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
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
20

In addition to the stated interest rate of this security, which is the amount disclosed in this schedule, the Company is entitled to receive additional interest as a result of an arrangement with other lenders in the syndication, whereby the “first out” tranche will have priority over the Company’s “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder from the borrower.

21	Owns 100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC
22

This CLO Fund security made a distribution to the Company during the first quarter of 2020. During the second quarter of 2020, the Company was notified that this CLO Fund security will cease making distributions to the Company.

23	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission.

24	Information related to the Company’s derivatives is presented below as of March 31, 2020:
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(61,227)	$-	$(20,134)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$2,154

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2019

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 9.0% Cash, 10.0% PIK, 3 month LIBOR(2.03%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	1,220,614	951,271	2,563

Akumin Corp. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term B Loan 7.8% Cash, 1 month LIBOR(1.80%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,238,750	2,199,268	2,186,139

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)	Senior Secured Loan — Term Loan 8.7% Cash, 2.8% PIK, 3 month LIBOR(1.94%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	4,317,019	4,162,593	4,147,792

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)	Senior Secured Loan — Revolving Loan 11.4% Cash, 3 month LIBOR(1.94%) + 9.50%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	416,667	377,557	400,333

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.2% Cash, 6 month LIBOR(1.93%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,940,000	2,938,765	2,827,398

BW NHHC Holdco Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.9% Cash, 3 month LIBOR(1.91%) + 5.00%; , Due 5/25	5/16/2018	1,970,000	1,947,269	1,625,250

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Extended Term Loan (Second Lien) 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; LIBOR Floor 1.00% , Due 6/21	10/7/2014	1,510,955	1,502,210	1,480,736

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 6.2% Cash, 1 month LIBOR(1.93%) + 4.25%; LIBOR Floor 1.00% , Due 5/23	6/6/2018	4,520,198	4,512,488	4,493,529

Coinamatic Canada Inc. Consumer goods: Durable	(3)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	521,646	443,878	495,564

Community Care Health Network, Inc. (aka Matrix Medical Network) Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Closing Date Term Loan 6.5% Cash, 1 month LIBOR(1.80%) + 4.75%; , Due 2/25	2/9/2018	1,970,000	1,966,385	1,960,150

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(2.03%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	5/23/2013	3,000,000	3,003,785	2,868,000

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(14)(20)	Senior Secured Loan — Term Loan (last out) 8.2% Cash, 1 month LIBOR(1.71%) + 6.50%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	500,000	447,624	500,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche 2 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	286,430	280,909	279,441

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-1 TL 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	146,079	143,339	142,515

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-3 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	47,738	46,803	46,574

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Incremental Tranche A-6 Term Loan 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; , Due 7/24	12/10/2018	305,427	299,362	297,974

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Term Loan 11.5% Cash, 3 month LIBOR(1.95%) + 9.50%; LIBOR Floor 1.50% , Due 7/24	12/10/2018	4,962,406	4,919,958	3,529,263

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	-	(2,551)	-

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1 month LIBOR(1.80%) + 4.25%; , Due 7/25	6/27/2019	279,942	279,942	279,242

Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.) Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(1.79%) + 6.75%; , Due 7/26	12/18/2019	300,000	267,692	299,250

Ensono, LP (formerly known as Acxiom IT Outsourcing, LP) Telecommunication	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1 month LIBOR(1.80%) + 9.25%; , Due 6/26	12/18/2019	1,700,000	1,499,936	1,677,050

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.8% Cash, 1 month LIBOR(1.81%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,039,547	1,042,241	1,039,547

First American Payment Systems, L.P. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Junior Secured Loan — Tranche B Term Loan (Second Lien) 12.6% Cash, 3 month LIBOR(2.06%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1/4/2017	1,500,000	1,472,888	1,468,500

Firstlight Holdco Inc. Telecommunication	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1 month LIBOR(1.80%) + 7.50%; , Due 7/26	12/18/2019	400,000	355,145	397,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)	Senior Secured Loan — Term Loan 10.8% Cash, Prime (4.75%) + 6.00%; , Due 11/21	11/19/2015	180,304	179,431	-

GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 12.2% Cash, 3 month LIBOR(1.94%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,491,142	1,251,600

Global Tel*Link Corporation Telecommunication	(8)(14)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.80%) + 8.25%; , Due 11/26	5/21/2013	7,000,000	6,896,373	6,090,000

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.9% Cash, 3 month LIBOR(1.94%) + 9.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,648,188

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,169,109	4,169,009

Hayward Industries, Inc. Consumer goods: Durable	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.80%) + 8.25%; , Due 8/25	12/18/2019	2,159,333	1,835,957	2,058,492

Helix Acquisition Holdings, Inc. (aka MW Industries, Inc) Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR(1.94%) + 8.00%; , Due 9/25	12/18/2019	1,400,000	1,180,977	1,319,500

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.3% Cash, 1 month LIBOR(1.80%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,570,609	1,534,240

Idera, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 10.8% Cash, 1 month LIBOR(1.80%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,394,304	7,495,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.4% Cash, 3 month LIBOR(1.94%) + 4.5%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	3,914,383	3,888,371	3,886,590

Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)	Junior Secured Loan — Loan (Second Lien) 10.7% Cash, 1 month LIBOR(1.72%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	1,228,619	1,228,619	1,211,787

Kronos Foods Corp Beverage, Food and Tobacco	(8)(13)(14)	Senior Secured Loan — Fourth Amendment Term Loan 6.7% Cash, 3 month LIBOR(1.94%) + 4.75%; LIBOR Floor 1.00% , Due 9/22	6/27/2019	4,937,107	4,895,395	4,882,305

Location Services Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Revolving Credit 8.5% Cash, 1 month LIBOR(1.71%) + 6.75%; LIBOR Floor 1.00% , Due 5/20	11/7/2019	1,979,167	1,914,229	1,944,135

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Ministry Brands, LLC (aka MB Holding) Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.8% Cash, 2 month LIBOR(1.83%) + 8.00%; LIBOR Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,370,528	6,000,000

Navex Topco, Inc. Electronics	(8)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; , Due 9/26	12/4/2018	7,700,000	7,140,816	7,636,090

OCI Holdings, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(18)	Subordinated Note — Float - 02/2020 15.8% Cash, 5.0% PIK, Due 2/20	12/18/2019	31,817,483	2,165,304	2,422,281

PAE Holding Corporation Aerospace and Defense	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(1.85%) + 9.50%; LIBOR Floor 1.00% , Due 10/23	12/18/2019	6,888,196	6,088,533	6,802,094

PHI Group, Inc. Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — Loan 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 9/24	7/10/2019	8,375,422	8,216,303	8,300,043

Phoenix Guarantor Inc. (aka Brightspring) Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 10.2% Cash, 1 month LIBOR(1.74%) + 8.50%; LIBOR Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,084,045	1,212,000

Pinstripe Holdings, LLC (Aka Cielo) Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.8% Cash, 1 month LIBOR(1.80%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,962,500	4,878,600	4,807,670

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.2% Cash, 1 month LIBOR(1.74%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,956,575	2,885,400

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 4.8% Cash, Due 8/24	8/10/2018	-	(1,424)	-

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.7% Cash, 3 month LIBOR(1.94%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,844,000	2,833,064	2,616,480

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.7% Cash, 3 month LIBOR(1.96%) + 5.75%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	6,947,500	6,852,431	6,852,319

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR(1.95%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,787,814	1,787,814	1,728,459

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.8% Cash, 1 month LIBOR(1.81%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,976,852	2,753,100

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Due 3/21	3/26/2014	5,000,000	4,990,760	2,957,000

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Due 3/21	3/26/2014	1,700,000	1,695,164	1,005,380

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 month LIBOR(1.74%) + 6.75%; LIBOR Floor 1.00% , Due 2/26	12/18/2019	700,000	609,102	680,750

Salient CRGT Inc. High Tech Industries	(8)(14)	Senior Secured Loan — Initial Term Loan 8.3% Cash, 1 month LIBOR(1.79%) + 6.50%; LIBOR Floor 1.00% , Due 2/22	2/27/2017	334,873	337,069	312,269

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.75%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	1,000,000	992,752	995,000

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR(1.76%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	5,000,000	4,966,615	4,975,000

Syndigo LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan 7.3% Cash, 1 month LIBOR(1.84%) + 5.50%; LIBOR Floor 1.00% , Due 10/24	8/23/2019	7,917,229	7,768,928	7,758,884

Tailwind Randys, LLC Automotive	(8)(14)	Senior Secured Loan — Initial Term Loan 7.4% Cash, 3 month LIBOR(1.94%) + 5.50%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	4,975,000	4,895,406	4,861,073

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	648,879	620,145	403,615

Teneo Holdings LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.0% Cash, 1 month LIBOR(1.74%) + 5.25%; LIBOR Floor 1.00% , Due 7/25	8/23/2019	4,987,500	4,800,254	4,758,075

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.7% Cash, 1 month LIBOR(1.70%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,389,673	12,180,290

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.7% Cash, 1 month LIBOR(2.20%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	207,380	205,810	205,057

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR(1.80%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	5,688,912	5,665,175	5,625,197

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 3 month LIBOR(1.91%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	979,798	978,209	959,516

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, Due 3/20	12/24/2012	1,000,000	999,968	1,000,000

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 9.0% Cash, 1 month LIBOR(1.80%) + 7.25%; , Due 3/26	12/18/2019	400,000	345,833	389,320

Vertafore, Inc. Services: Business	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 month LIBOR(1.80%) + 7.25%; , Due 7/26	12/18/2019	900,000	794,083	893,430

Wash MultiFamily Acquisition Inc. Personal, Food and Miscellaneous Services	(8)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.8% Cash, 1 month LIBOR(1.80%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,534,318	2,829,436

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 1 month LIBOR(1.80%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,973,265	2,869,200

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)	Senior Secured Loan — Term Loan 6.9% Cash, 3 month LIBOR(1.90%) + 5.00%; LIBOR Floor 1.00% , Due 11/24	11/18/2019	2,943,750	2,886,325	2,887,230

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1 month LIBOR(1.75%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,482,564	3,306,091

Total Investments in Debt Securities (123% of net asset value at fair value)				$230,278,820	$194,686,364	$186,802,908

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
AAPC Holdings LLC.(8)(13)(22) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	1.90%	-	1,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	182,000	1,000

Anthem Sports & Entertainment Inc. (8)(13) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	43,887	11,485

Anthem Sports & Entertainment Inc. (8)(13)(19) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	-	-

Anthem Sports & Entertainment Inc. (8)(13)(19) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	-	-

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	5.00%	2,994,029	3,445,768

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	0.21%	1,500,000	831,600

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,299	1,000

OCI Holdings, LLC(8)(19)(21) Healthcare & Pharmaceuticals	Class A Units	12/18/2019	20.8%	—	—

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Equipment Holdings, LLC(8)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	—

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	1,680,161	70,566

Total Investment in Equity Securities (6% of net asset value at fair value)				$22,160,993	$9,864,419

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 15.4%, 1/28 maturity	6/4/2013	23.3%	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 10.9%, 4/30 maturity	5/6/2014	22.2%	9,995,658	6,379,580
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 29.9%, 11/28 maturity	10/10/2013	6.8%	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 7.8%, 10/26 maturity	8/15/2014	24.9%	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 8.4%, 4/27 maturity	5/5/2015	9.9%	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 8.0%, 1/29 maturity	12/21/2016	24.9%	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd(3)(6)(13)(18)	Subordinated Securities, effective interest 13.0%, 10/31 maturity	9/27/2018	24.8%	9,594,090	8,530,753

Total Investment in CLO Subordinated Securities				$46,618,717	$31,968,202

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value2
Asset Manager Affiliates(8)(13)(17)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (2% of net asset value at fair value)				$17,791,230	$-

Derivatives

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
AAPC Holdings LLC.(13)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(41,093)

HDNet Holdco LLC (13)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	7,656

Total Derivatives (0% of net asset value at fair value)				$30,609	$(33,437)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$21,307,899

BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	37.2%	23,679,681	23,780,068
Total Investment in Joint Ventures (29% of net asset value at fair value)				$48,594,539	$45,087,967

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value2
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.45%	$4,207,107	$4,207,107

Total Short-term Investments (2% of net asset value at fair value)				$4,207,107	$4,207,107
Total Investments				$334,089,559	$277,897,166

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

[17]	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Three Months Ended March 31,
	2020[4]	2019[4]
Per Share Data:
Net asset value, at beginning of period	$3.40	$4.23
Net investment (loss) income[1]	0.06	(0.06)
Net realized (losses) from investments[1]	(0.02)	(0.36)
Realized (losses) gains from extinguishment of debt[1]	0.00	—
Net change in unrealized (depreciation) appreciation on investments[1]	(0.69)	0.13
Net (decrease) increase in net assets resulting from operations	(0.65)	(0.29)
Net decrease in net assets resulting from distributions	(0.06)	(0.10)
Net increase (decrease) in net assets relating to stock-based transactions	(0.00)	0.01
Net asset value, end of period	$2.69	$3.85
Total net asset value return[2]	(19.1)%	(6.6)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$2.12	$3.46
Per share market value at end of period	$0.94	$3.62
Total market return[3]	(52.8)%	7.5%
Shares outstanding at end of period	44,725,872	37,331,709
Net assets at end of period	$120,369,612	$143,686,028
Portfolio turnover rate[5]	8.5%	6.9%
Asset coverage ratio	188%	216%
Ratio of net investment income to average net assets (annualized)	8.1%	(5.8)%
Ratio of total expenses to average net assets (annualized)[6]	14.6%	21.2%
Ratio of interest expense to average net assets (annualized)	6.9%	4.8%
Ratio of non-interest expenses to average net assets (annualized)[6]	7.7%	16.4%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[6]

Incentive fees earned during the quarter ended March 31, 2020, were approximately $102 thousand all of which were waived pursuant to the Externalization Agreement. Excluding the waiver, the ratio of total expenses to average net assets (annualized) was 14.9% and the ratio of non-interest expenses to average net assets (annualized) was 8.0%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2020, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. The Board approved a stock repurchase program in March 2020 (see Note 10).

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2020, the Company provided approximately $47.9 million to portfolio companies. Approximately $28.0 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2020, the Company held loans it has made to 65 investee companies with aggregate principal amounts of approximately $259.9 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months ended March 31, 2020, the Company did not recognize any fee income from such or similar activities.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not result in a material change in the Company's fair value disclosures.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transaction, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

Investments

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

Asset Manager Affiliates. The Company sold substantially all of its investment in the Asset Manager Affiliates on December 31, 2018. Previously, the Company’s investments in its wholly-owned Asset Manager Affiliates, were carried at fair value, which was primarily determined utilizing the discounted cash flow approach, which incorporated different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation took into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates were classified as a Level III investment. Any change in value from period to period was recognized as net change in unrealized appreciation or depreciation.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income.

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2020, nine of our debt investments were on non-accrual status.

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

.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2020 and 2019:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Net (decrease) increase in net assets resulting from operations	$(29,052,933)	$(10,917,572)
Net increase in net assets allocated to unvested share awards	—	—
Net (decrease) increase in net assets available to common stockholders	$(29,052,933)	$(10,917,572)
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	44,823,193	37,335,094
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.65)	$(0.29)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.65)	$(0.29)

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

There were 0 and 30,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months ended March 31, 2020 and 2019. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$2,565,771	$2,565,771	1	$4,207,107	$4,207,107	2
Senior Secured Loan	120,151,251	114,310,622	42	91,245,574	88,788,639	32
Junior Secured Loan	96,451,395	83,925,666	31	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	313,393	0	620,145	403,615	—
Subordinated Note	2,165,304	2,176,721	1	2,165,304	2,422,281	1
CLO Fund Securities	46,054,882	19,670,663	7	46,618,717	31,968,202	12
Equity Securities	20,619,993	8,045,512	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	-	17,791,230	—	—
Joint Ventures	53,091,172	41,475,403	15	48,594,539	45,087,967	16
Derivatives	30,609	(59,073)	(0)	30,609	(33,437)	—
Total	$359,541,752	$272,424,678	100%	$334,089,559	$277,897,166	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$12,581,426	$11,790,774	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	-	17,791,230	—	—
Automotive	5,499,610	5,282,498	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	10,683,352	11,026,041	4	4,679,345	4,554,055	2
Beverage, Food and Tobacco	4,228,160	3,394,125	1	7,899,181	7,750,305	3
Capital Equipment	7,452,456	5,678,823	2	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	348,016	364,360	0	345,833	389,320	—
CLO Fund Securities	46,054,882	19,670,663	7	46,618,717	31,968,202	12
Consumer goods: Durable	6,147,639	5,184,314	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	2,825,138	2,464,612	1	2,831,640	2,616,480	1
Electronics	12,578,115	11,824,210	4	12,511,345	13,636,090	5
Energy: Oil & Gas	11,052,033	3,427,393	1	12,522,303	4,919,950	2
Environmental Industries	3,984,333	3,765,696	1	3,998,816	3,924,947	1
Forest Products & Paper	1,572,107	1,436,480	1	1,570,609	1,534,240	1
Healthcare, Education and Childcare	9,884,302	9,116,546	3	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	54,230,766	43,248,349	16	42,461,467	33,637,136	12
High Tech Industries	19,768,794	16,718,863	6	18,816,125	17,481,155	6
Hotel, Gaming & Leisure	—	—	-	—	—	—
Joint Ventures	53,091,172	41,475,403	15	48,594,539	45,087,967	16
Media: Advertising, Printing & Publishing	—	—	-	—	—	—
Media: Broadcasting & Subscription	4,506,718	4,389,627	2	4,614,647	4,567,266	2
Media: Diversified & Production	2,834,047	2,809,249	1	2,886,325	2,887,230	1
Metals & Mining	1,190,477	1,236,200	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	—	—	-	2,534,318	2,829,436	1
Services: Business	36,362,285	35,097,119	13	22,726,850	21,415,794	8
Services: Consumer	4,444,670	4,316,373	2	4,512,488	4,493,529	2
Telecommunication	8,764,580	7,775,910	3	8,751,454	8,164,050	3
Textiles and Leather	12,396,018	11,760,022	4	12,389,673	12,180,290	4
Money Market Accounts	2,565,771	2,565,771	1	4,207,107	4,207,107	2
Transportation: Cargo	6,703,657	6,605,257	2	8,216,303	8,300,043	3
U.S. Government Obligations	—	—	-	—	—	—
Total	$359,541,752	$272,424,678	100%	$334,089,558	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At March 31, 2020 and December 31, 2019, the total amount of non-qualifying assets was approximately 21.9% and 25.3% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 7.3% and 10.6%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 6.9% and 10.3% of its total assets on such dates, respectively).

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

As of March 31, 2020, all of the Company’s investments in CLO Fund securities were making distributions to the Company. As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Funds. The estimated timing of future distributions from these CLO Fund Securities is uncertain.

Affiliate Investments:

The following table details investments in affiliates at March 31, 2020 (unaudited):

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of March 31, 2020	Principal at March 31, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(90,222)	—	313,393	665,236	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(7,289,187)	—	14,018,712	24,720,000	—	1,038,512
Total controlled affiliates		21,711,515	—	—	—	(7,379,409)	—	14,332,105		—	1,038,512

BCP Great Lakes Holdings LP(5)(9)	Joint Venture	23,780,068	4,496,633	—	—	(820,010)	—	27,456,691	28,176,314	—	538,624
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(336,207)	156,846	—	(2,493,971)	—	2,352,204	11,720,000	156,846	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(386,448)	240,484	—	(2,913,445)	—	3,320,171	15,160,600	240,484	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,122,033)	—	9,900	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(147,608)	87,479	—	(976,324)	—	1,477,677	4,952,000	87,479	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(291,504)	229,403	—	(1,989,945)	—	4,342,962	10,140,000	229,403	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(390,360)	306,155	—	(1,666,547)	—	6,780,000	10,000,000	306,155	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	—	—	(1,219,680)	—	6,416,410	7,700,000	168,910	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	—	—	(288,042)	—	3,018,050	3,500,000	80,188	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	—	—	—	(245,560)	—	2,176,721	33,488,015	—	—
Total Non-controlled affiliates		67,128,578	2,884,280	1,073,494	—	(13,735,557)	—	57,350,786		1,322,592	538,624

Total Affiliated Investments		$88,840,092	$2,884,280	$1,073,494	$—	$(21,114,966)	$—	$71,682,891		$1,322,592	$1,577,136

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

[8]	Number of shares held.
9	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

The following table details investments in affiliates at December 31, 2019:

	Industry Classification	Fair Value of December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2019	Principal at December 31, 2019	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$3,470,000	—	—	—	—	$(3,470,000)	$—	$17,791,230	$—	$—
Tank Partners Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	1,000	6,228,000	—	—	(5,064,000)	(1,165,000)	—	49,000	—	—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	—	620,145		—	(216,529)	—	403,616	648,879	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	18,390,440	—	—	—	2,917,459		21,307,899	24,720,000	—	3,750,000
Total controlled affiliates		21,861,440	6,848,145	—	—	(2,363,070)	(4,635,000)	21,711,515		—	3,750,000

BCP Great Lakes Holdings LP(5)(9)	Joint Venture	12,466,667	11,213,014	—	—	100,387	—	23,780,068	23,679,681	—	1,109,780
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,208,865)	932,029	7,506,434	(2,204,062)	—	5,025,536	11,720,000	932,029	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,254,962)	933,979	9,112,278	(2,411,715)	—	6,379,580	15,160,600	933,979	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(521,228)	277,564	2,591,820	(1,209,124)	—	1,139,032	9,900,000	277,564	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(551,159)	336,063	3,157,769	(428,544)	—	2,514,130	4,952,000	336,063	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,033,625)	666,491	7,502,959	(740,809)	—	6,395,016	10,140,000	666,491	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,597,115)	991,888	8,950,000	185,978	—	8,530,751	10,000,000	991,888	—
KCAP F3C Senior Funding Rated Notes(3)(7)	CLO Fund Securities	4,473,840	(4,417,967)	18,496	—	(66,734)	(7,635)	—	—	289,373	—
Navex Topco, Inc.(3)(4)(7)	Electronics	—	496,995	5,067	6,646,229	492,653	(4,854)	7,636,090	7,700,000	380,167	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	—	—	109	3,231,683	74,300	—	3,306,092	3,500,000	244,729	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	—	—	—	2,422,281	—	—	2,422,281	31,817,483	—	—
Total Non-controlled affiliates		16,940,507	1,125,088	4,161,686	51,121,453	(6,207,668)	(12,489)	67,128,578		5,052,283	1,109,780

Total Affiliated Investments		$38,801,947	$7,973,232	$4,161,686	$51,121,453	$(8,570,738)	$(4,647,489)	$88,840,092		$5,052,283	$4,859,780

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the three months ended March 31, 2020 and 2019 , the Company recognized $1.6 million and $1.0 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investments in Joint Ventures was approximately $41.5 million and $45.1 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

(unaudited)

	As of March 31, 2020	As of December 31, 2019
Investment at fair value	$21,870,071	$33,737,631
Total Assets	$21,870,071	$33,737,631
Total Liabilities	$156,891	$135,457
Total Equity	21,713,180	33,602,174
Total Liabilities and Equity	$21,870,071	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income	$1,217,413	$1,151,386
Operating expenses	20,000	17,512
Net investment income	1,197,413	1,133,874
Unrealized appreciation on investments	(11,199,316)	5,326,822
Net income	$(10,001,903)	$6,460,696

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2020

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 11.9%, 12/29 maturity	100.0%	$40,133,139	$21,870,071
Total Investments			$40,133,139	$21,870,071

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

As a result of the severe economic consequences resulting from the COVID 19 pandemic, it is possible that the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by KCAP Freedom 3 Joint Venture, could also cease making distributions to the KCAP Freedom 3 Joint Venture.

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2020 and December 31, 2019 was $27.5 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2020 and December 31, 2019, the Company has a $21.8 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at March 31, 2020 our funding commitment was limited to approximately $6.8 million pursuant to the limitations described above.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2020 (unaudited) and December 31, 2019, respectively:

	As of March 31, 2020 (Unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$2,565,771	$—	$—	$2,565,771
Debt securities	—	33,150,494	167,575,908	—	200,726,402
CLO Fund securities	—	—	19,670,663	—	19,670,663
Equity securities	—	—	8,045,512	—	8,045,512
Joint Ventures	—	—	14,018,712	27,456,691	41,475,403
Derivatives	—	—	(59,073)	—	(59,073)
Total	$—	$35,716,265	$209,251,722	$27,456,691	$272,424,678

	As of December 31, 2019
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$4,207,107	$—	$—	$4,207,107
Debt securities	—	38,420,182	148,382,726	—	186,802,908
CLO Fund securities	—	—	31,968,202	—	31,968,202
Equity securities	—	—	9,864,419	—	9,864,419
Joint Ventures	—	—	21,307,899	23,780,068	45,087,967
Derivatives	—	—	(33,437)	—	(33,437)
Total	$—	$42,627,289	$211,489,810	$23,780,068	$277,897,166

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values. For those that have observable trades, the Company considers them to be Level II.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2020 and December 31, 2019 was $27.5 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Three Months Ended March 31, 2020
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,811
Transfers out of Level III¹	(3,105,986)	—	—	—	—	—	(3,105,986)
Transfers into Level III²	24,518,606	—	—	—	—	—	24,518,606
Net accretion	291,324	1,190,737	—	—	—	—	1,482,061
Purchases	11,484,242	—	—	—	—	—	11,484,242
Sales/Paydowns/Return of Capital	(5,184,771)	(1,754,572)	(351,714)	—	—	—	(7,291,057)
Total realized gain (loss) included in earnings	16,057	—	(1,189,287)	—	—	—	(1,173,230)
Change in unrealized gain (loss) included in earnings	(8,826,290)	(11,733,704)	(277,907)	—	(7,289,187)	(25,637)	(28,152,725)
Balance, March 31, 2020	$167,575,908	$19,670,663	$8,045,512	$—	$14,018,712	$(59,073)	$209,251,722
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(13,067,893)	$(11,733,704)	$(277,907)	$—	$(7,289,187)	$(25,637)	$(32,394,328)

[1]

Transfers out of Level III represent a transfer of $3.1 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2020

[2]

Transfers into Level III represent a transfer of $24.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2020.

	Year Ended December 31, 2019
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Derivatives	Total
Balance, December 31, 2018	$106,741,671	$44,325,000	$2,038,020	$3,470,000	$18,390,440	$—	$174,965,131
Transfers out of Level III¹	(10,079,999)	—	—	—	—	—	(10,079,999)
Transfers into Level III²	10,415,885	—	—	—	—	—	10,415,885
Net accretion	209,052	6,162,690	—	—	—	—	6,371,742
Purchases	108,079,125	—	14,966,500	—	—	30,609	123,076,234
Sales/Paydowns/Return of Capital	(71,139,395)	(13,629,382)	(371,222)		—	—	(85,139,999)
Total realized gain included in earnings	(10,084,819)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(16,862,085)
Total unrealized gain (loss) included in earnings	14,241,206	(3,494,888)	(4,856,831)	—	2,917,459	(64,046)	8,742,900
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,811
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(4,160,677)	$(4,346,029)	$(4,856,831)	$—	$2,917,459	$(64,046)	$(10,510,124)

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

As of March 31, 2020 and December 31, 2019, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $35.7 million and $42.6 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$10,364,394	Enterprise Value	Average EBITDA Multiple	4.00x-7.00x (5.35x)
	157,211,514	Income Approach	Implied Discount Rate	6.4%-26.4% (11.6%)
Equity Securities	8,040,512	Enterprise Value	Average EBITDA Multiple / WACC	3.20x-9.32x (0.68x)
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	18.0%-20.0% (19.0%)
			Probability of Default	2.0%-10.0% (5.3%)
CLO Fund Securities	19,670,663	Discounted Cash Flow	Loss Severity	20.0%-30.5% (25.1%)
			Recovery Rate	69.5%-80.0% (74.9%)
			Prepayment Rate	0.0%-25.0% (12.5%)
			Discount Rate	21.0%-23.0% (22.0%)
			Probability of Default	3%-14.8% (8.9%)
Joint Ventures	14,018,712	Discounted Cash Flow	Loss Severity	20.5%-30.5% (25.5%)
			Recovery Rate	69.5%-79.5% (74.5%)
			Prepayment Rate	0.0%-25.0% (12.5%)
Derivatives	(59,073)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$209,251,722

[1]

The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

[2]	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$11,959,848	Enterprise Value	Average EBITDA Multiple	5.0x-8.3x (7.0x)
	136,422,878	Income Approach	Implied Discount Rate	5.9%-24.0% (10.3%)
Equity Securities	9,859,419	Enterprise Value	Average EBITDA Multiple / WACC	3.2x-14.5x (14.0x)
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.3%-15.0% (13.9%)
			Probability of Default	1%-2% (1.5%)
CLO Fund Securities	31,968,202	Discounted Cash Flow	Loss Severity	20.0%-39.5% (29.5%)
			Recovery Rate	60.5%-80.0% (70.5%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	16.0%-17.3% (16.6%)
			Probability of Default	2%-3% (2.5%)
Joint Ventures	21,307,899	Discounted Cash Flow	Loss Severity	20.5%-39.5% (30.0%)
			Recovery Rate	60.5%-79.5% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(33,437)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$211,489,810

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

The following table details derivative investments at March 31, 2020 and December 31, 2019:

	March 31, 2020
Types of contracts	Notional amounts	Derivative assets	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$2,154	$—	$(5,502)
Securities Swap and Option Agreement	5,500,000	(61,227)	—	(20,134)
Total	$5,507,656	$(59,073)	$—	$(25,636)

	December 31, 2019
Types of contracts	Notional amounts	Derivative assets	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$7,656	$—	$(22,953)
Securities Swap and Option Agreement	5,500,000	(41,093)	—	(41,093)
Total	$5,507,656	$(33,437)	$—	$(64,046)

The recent outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel and other measures to mitigate the impact of this pandemic. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including, among others, transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown and continued volatility. The rapid development and fluidity of this situation precludes any prediction as to the duration and extent of this pandemic and its impact on the Company’s business, financial condition and results of operations, as well as the business, financial condition and results of operations of the Company’s portfolio companies. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2020 and December 31, 2019, the Asset Manager Affiliates had approximately $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates was deemed to have no value.

No distributions were declared during the three months ended March 31, 2020.

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

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

For the Three Months Ended March 31,
2018
Fee Revenue	$3,059,660
Interest Income	686,586
Total Income	3,746,246
Operating Expenses	2,526,085
Interest Expense	1,177,518
Total Expenses	3,703,603
Income before unrealized gains on investments and income taxes	42,643
Unrealized gains on investments	820,270
(Loss) Income before income taxes	862,913
Income Tax (Benefit)	(126,954)
Net (Loss) Income	$989,867

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

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Management fees for the three months ended March 31, 2020 and 2019, were approximately $1.0 million and $0, respectively. Incentive fees earned during the three months ended March 31, 2020 and 2019, were approximately $102 thousand and $0, all of which were waived pursuant to the Externalization Agreement.

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

The Company incurred $0.5 million and $0 of Administrative services expense for the three months ended March 31, 2020 and 2019.

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. At March 31, 2020 and December 31, 2019, there were no loans outstanding under the Trimaran Credit Facility.

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

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,508,472; 2019 - $1,651,946)	$75,326,027	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,372,255; 2019 - $1,462,364)	55,698,643	78,108,535
	$131,024,670	$153,863,788

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2020 were 5.6% and 3.0 years, respectively, and as of December 31, 2019 were 5.4% and 3.4 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At March 31, 2020, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.5 million and $1.7 million remains to be amortized as of March 31, 2020 and December 31, 2019, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the quarter ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.5 million and $1.7 million at March 31, 2020 and December 31, 2019. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $69.0 million and $78.1 million at March 31, 2020 and December 31, 2019. The fair value was determined based on the closing price on March 31, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

For the three months ended March 31, 2020 and 2019 interest and fees expense related to the Prior Revolving Credit Facility was approximately $0 and $0.4 million, respectively.

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

At March 31, 2020, GLPRF LLC was in compliance with all of its debt covenants and $57.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $57.1 million at March 31, 2020.

For the three months ended March 31, 2020 and 2019 interest and fees expense related to the Prior Revolving Credit Facility was approximately $0.9 million and $0, respectively.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. All of the 7.375% Notes Due 2019 have either been repurchased or redeemed, and retired and there have been none outstanding since the fourth quarter of 2018. Interest on the 7.375% Notes Due 2019 was paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012.  The 7.375% Notes Due 2019 had a maturity date of September 30, 2019 and were unsecured obligations of the Company. The 7.375% Notes Due 2019 were subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company was limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2020). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$(29,052,933)	$(10,917,572)
Net change in unrealized depreciation (appreciation) from investments	30,924,682	(4,627,045)
Net realized losses	894,041	13,349,430
Book/tax differences on CLO equity investments	563,835	(198,326)
Other book/tax differences	(8,804)	663,298
Taxable (loss) income before deductions for distributions	$3,320,821	$(1,730,215)
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.07	$(0.05)
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.07	$(0.05)

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2019 and 2018 the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2020, the Company had a net capital loss carryforward of $234.4 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ending March 31, 2020, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of March 31, 2020 and December 31, 2019, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, approximately $23.2 million of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and approximately $741 thousand of deferred tax liabilities (primarily due to unrealized appreciation on investments).  The Company has assessed the realizability of the deferred tax assets and recorded a valuation allowance of approximately $22.4 million.  A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2020 and December 31, 2019, the Company had $28.0 million and $31.9 million outstanding commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2020 and December 31, 2019, the Company had a $21.8 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at March 31, 2020 our funding commitment was limited to approximately $6.8 million pursuant to the limitations described above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its former office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $0 and $193 thousand for the three months ended March 31, 2020 and 2019, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”.  The right-of-use asset and lease liability related to the Company’s office lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. The discount rate used in determining the lease liability was the Company’s estimated incremental borrowing rate of 6.03%. In calculating the initial operating lease liability, the effect of the discounting was approximately $626 thousand. The lease agreement had an expiration date of May 31, 2024.

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

On November 1, 2019, the Company terminated the lease agreement.

10.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$448,297	$451,353,379	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	177	36,907	—	37,084
Stock-repurchase	(1,215)	(122,114)	—	(123,330)
Balance at March 31, 2020	$447,259	$451,268,171	$(331,345,818)	$120,369,612

	Three Months Ended March 31, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance at March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2020, the Company repurchased 121,548 of shares under the Stock Repurchase Program at an aggregate cost of approximately $123 thousand.

During the three months ended March 31, 2020 and 2019, the Company issued 17,744 and 15,434 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of March 31, 2020 and December 31, 2019 was 44,725,872 and 44,829,676, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2019 through March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2019	30,000	$4.88	0.9	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(30,000)	4.88	0.6
Outstanding at March 31, 2019	—	$—	—	$—
Total vested at March 31, 2019	—	$—	—

[1]	Represents the difference between the market value of shares of the Company on March 31, 2019 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31,2019, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2020, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2019 through March 31, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2019	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at March 31, 2019	—

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

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full-time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000 was expensed during the three months ended March 31, 2019, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized during the three months ended March 31, 2019.

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

Common stock issued by the Company (1)	$15,548,678
Cash consideration to OHAI shareholders (2)	11,510,688
Transaction costs (excluding offering costs $385,747)	851,807
Total purchase consideration	27,911,173
Assets acquired:
Investments, at fair value (amortized cost of $54,123,811)	60,547,193
Cash	232,708
Interest receivable	592,329
Other assets	482,454
Total assets acquired	61,854,684
Liabilities assumed:
Debt	27,394,083
Other liabilities	126,046
Total liabilities assumed	27,520,129
Net assets acquired	34,334,555
Total purchase discount	$(6,423,382)
(1)	Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by the Company in conjunction with the merger.
(2)	Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid at closing directly to shareholders of OHAI from Sierra Crest and LibreMax.

14.	SUBSEQUENT EVENTS

See Note 4 to our unaudited consolidated financial statements for information regarding the potential impact of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

The Company has evaluated events and transactions occurring subsequent to March 31, 2020 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed and consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

GENERAL

We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Sierra Crest Investment Management LLC (the “Adviser”) is an affiliate of BC Partners LLP, (“BC Partners”) and LibreMax Intermediate Holdings, LP (“LibreMax”) owns a minority stake in the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Depending on the duration of the novel coronavirus (also known as “COVID-19”) pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, at least 20% of the aggregate declared distribution.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

The Externalization Agreement

On April 1, 2019 (the “Closing”), we became externally managed (the “Externalization”) by the Adviser, pursuant to a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the “Advisory Agreement”) with the Adviser.

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. Our board approved a repurchase program on March 5, 2020. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

COVID-19 Developments

The spread of the novel coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser. The Adviser has taken proactive steps around COVID-19 to address the potential impacts on its employees and clients, including shifting to a 100% remote-working model. While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the businesses of our portfolio companies, we have continued to fund our existing debt commitments and underwrite both follow-on investments in existing borrowers and investments in new borrowers.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. It is possible that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

In this regard, the pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO Fund investments and have adversely affected, and threaten to continue to adversely affect, the Company’s operations, particularly our interest income received from our investments. We may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of payment-in-kind (“PIK”) interest we receive, or result in permanent impairments on our investments.

In the event that a CLO Fund fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. In this regard, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. The estimated timing of future distributions from these CLO Fund Securities is uncertain. It is also possible, based upon current economic conditions resulting from the COVID-19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO Fund or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

We have had a significant reduction in our net asset value since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

We are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, our and our wholly-owned subsidiary’s outstanding borrowings contain affirmative and negative covenants, including, in the case of us, compliance with certain provisions of the 1940 Act relating to borrowing and dividends, and events of default.  As of March 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and we and our wholly-owned subsidiary were in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic increases the risk of breaching the relevant covenants. If we or our wholly-owned subsidiary fail to satisfy the respective covenants of our borrowings, or are unable to cure any event of default or obtain a waiver, it could result in foreclosure under the borrowing arrangement, which would accelerate our repayment obligations under the borrowing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure”  included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2020 (unaudited) and for the year ended December 31, 2019 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2018 2019 Activity:	$147,861,744	$44,325,000	$2,038,020	$3,470,000	$30,857,107	$—	$228,551,871
Purchases / originations / draws	164,680,210	—	14,966,500	—	15,857,536	30,609	195,534,855
Pay-downs / pay-offs / sales	(123,783,352)	(13,629,382)	(371,222)	—	(4,644,523)	—	(142,428,478)
Net accretion of interest	366,805	6,162,690	—	—	—	—	6,529,495
Net realized gains (losses)	(8,841,780)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(15,619,046)
Increase (decrease) in fair value	6,519,282	(3,494,888)	(4,856,831)	—	3,017,847	(64,046)	1,121,364
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	40,462,792	—	—	—	9,180,643	—	49,643,436
Pay-downs / pay-offs / sales	(16,663,272)	(1,754,572)	(351,714)	—	(4,684,011)	—	(23,453,568)
Net accretion of interest	761,070	1,190,737	—	—	—	—	1,951,807
Net realized gains (losses)	141,140	—	(1,189,287)	—	—	—	(1,048,147)
Increase (decrease) in fair value	(10,778,237)	(11,733,704)	(277,907)	—	(8,109,197)	(25,637)	(30,924,682)
Fair Value at March 31, 2020	$200,726,402	$19,670,663	$8,045,512	$—	$41,475,403	$(59,074)	$269,858,907

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

The following table shows the Company’s portfolio by security type at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$2,565,771	$2,565,771	1	$4,207,107	$4,207,107	2
Senior Secured Loan	120,151,251	114,310,622	42	91,245,574	88,788,639	32
Junior Secured Loan	96,451,395	83,925,666	31	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	313,393	0	620,145	403,615	—
Subordinated Note	2,165,304	2,176,721	1	2,165,304	2,422,281	1
CLO Fund Securities	46,054,882	19,670,663	7	46,618,717	31,968,202	12
Equity Securities	20,619,993	8,045,512	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	-	17,791,230	—	—
Joint Ventures	53,091,172	41,475,403	15	48,594,539	45,087,967	16
Derivatives	30,609	(59,073)	(0)	30,609	(33,437)	—
Total	$359,541,752	$272,424,678	100%	$334,089,559	$277,897,166	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$12,581,426	$11,790,774	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	-	17,791,230	—	—
Automotive	5,499,610	5,282,498	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	10,683,352	11,026,041	4	4,679,345	4,554,055	2
Beverage, Food and Tobacco	4,228,160	3,394,125	1	7,899,181	7,750,305	3
Capital Equipment	7,452,456	5,678,823	2	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	348,016	364,360	0	345,833	389,320	—
CLO Fund Securities	46,054,882	19,670,663	7	46,618,717	31,968,202	12
Consumer goods: Durable	6,147,639	5,184,314	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	2,825,138	2,464,612	1	2,831,640	2,616,480	1
Electronics	12,578,115	11,824,210	4	12,511,345	13,636,090	5
Energy: Oil & Gas	11,052,033	3,427,393	1	12,522,303	4,919,950	2
Environmental Industries	3,984,333	3,765,696	1	3,998,816	3,924,947	1
Forest Products & Paper	1,572,107	1,436,480	1	1,570,609	1,534,240	1
Healthcare, Education and Childcare	9,884,302	9,116,546	3	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	54,230,766	43,248,349	16	42,461,467	33,637,136	12
High Tech Industries	19,768,794	16,718,863	6	18,816,125	17,481,155	6
Hotel, Gaming & Leisure	—	—	-	—	—	—
Joint Ventures	53,091,172	41,475,403	15	48,594,539	45,087,967	16
Media: Advertising, Printing & Publishing	—	—	-	—	—	—
Media: Broadcasting & Subscription	4,506,718	4,389,627	2	4,614,647	4,567,266	2
Media: Diversified & Production	2,834,047	2,809,249	1	2,886,325	2,887,230	1
Metals & Mining	1,190,477	1,236,200	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	—	—	-	2,534,318	2,829,436	1
Services: Business	36,362,285	35,097,119	13	22,726,850	21,415,794	8
Services: Consumer	4,444,670	4,316,373	2	4,512,488	4,493,529	2
Telecommunication	8,764,580	7,775,910	3	8,751,454	8,164,050	3
Textiles and Leather	12,396,018	11,760,022	4	12,389,673	12,180,290	4
Money Market Accounts	2,565,771	2,565,771	1	4,207,107	4,207,107	2
Transportation: Cargo	6,703,657	6,605,257	2	8,216,303	8,300,043	3
U.S. Government Obligations	—	—	-	—	—	—
Total	$359,541,752	$272,424,678	100%	$334,089,558	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 10.1% and 10.9%, respectively. At March 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 8.2% and 9.0%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at March 31, 2020 was spread across 23 different industries and 65 different entities with an average par balance per entity of approximately $3.1 million. As of March 31, 2020, nine of our investments were on non-accrual status. As of December 31, 2019, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At March 31, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 21.9% and 25.3%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 7.3% and 10.6%, respectively, of our total assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 6.9% and 10.6% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of March 31, 2020, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at March 31, 2020 and December 31, 2019, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2020 and December 31, 2019, we had approximately $19.7 million and $32.0 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. The CLO Funds in which we invest have debt that ranks senior to our investment. Our CLO Fund investments are generally thinly traded or have only a limited trading market. CLO Funds are typically privately offered and sold, even in the secondary market. As a result, investments in CLO Funds may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO Funds carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO Fund or unexpected investment results. The Company’s net asset value may also decline over time if the Company’s principal recovery with respect to CLO subordinated note investments is less than the price that the Company paid for those investments.  For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment.” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our CLO Fund Securities as of March 31, 2020 and December 31, 2019 are as follows:

			March 31, 2020(2)		December 31, 2019(2)
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	5,915,462	2,352,204	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,849,694	3,320,171	9,995,658	6,379,580
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,494,665	1,387,750	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	9,900	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,028,375	1,477,677	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,191,203	4,342,961	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,509,885	6,780,000	9,594,090	8,530,751
Total			$46,054,882	$19,670,663	$46,618,717	$31,968,202

[1]	Represents percentage of class held at March 31, 2020.
[2]	Other than Dryden 30 Senior Loan Fund, all of our CLO Fund securities investments were managed by affiliates as of March 31, 2020 and December 31, 2019.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. The estimated timing of future distributions from these CLO Fund Securities is uncertain. It is also possible, based upon current economic conditions resulting from the COVID 19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of March 31, 2020	As of December 31, 2019
Investment at fair value	$21,870,071	$33,737,631
Total Assets	$21,870,071	$33,737,631
Total Liabilities	$156,891	$135,457
Total Equity	21,713,180	33,602,174
Total Liabilities and Equity	$21,870,071	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended March 31,
	2020	2019
Investment income	$1,217,413	$1,151,386
Operating expenses	20,000	17,512
Net investment income	1,197,413	1,133,874
Unrealized appreciation on investments	(11,199,316)	5,326,822
Net income	$(10,001,903)	$6,460,696

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2020

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 11.9%, 12/29 maturity	100.0%	$40,133,139	$21,870,071
Total Investments			$40,133,139	$21,870,071

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

As a result of the severe economic consequences resulting from the COVID 19 pandemic, it is possible that the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also  cease making distributions to the KCAP Freedom 3 Joint Venture.

BCP Great Lakes Partnership

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture” and together with the Joint Venture, the “Joint Ventures”). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

The fair value of our investment in the BCP Great Lakes Partnership at March 31, 2020 and December 31, 2019 was $27.5 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2020 and December 31, 2019, we have a $21.8 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at March 31, 2020 our funding commitment was limited to approximately $6.8 million pursuant to the limitations described above.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2020 and 2019.

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by our Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund Securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments were reflected as “managed by non-affiliates”. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds Managed by Affiliates. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. Our Asset Manager Affiliates was deemed to have no value at March 31, 2020 and December 31, 2019. There were no distributions from the Asset Manager Affiliates during the first three quarters of 2019. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of March 31, 2020 and December 31, 2019.

Investment in Joint Ventures. For the three months ended March 31, 2020 and 2019, the Company recognized $1.6 million and $1.0 million, respectively, in investment income from its investment in Joint Ventures. As of March 31, 2020 and December 31, 2019, the fair value of our investments in Joint Ventures was approximately $41.5 million and $45.1 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2020 and 2019 was approximately $7.8 million and $5.8 million, respectively. Of these amounts, approximately $4.9 million and $2.9 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At March 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 10.1% and 10.9%, respectively. At March 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 8.2% and 9.0%, respectively.

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

For the three months ended March 31, 2020 and 2019, approximately $1.2 million and $1.8 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $1.8 million and $1.6 million of taxable distributable income on distributions from our CLO Fund Securities during the three months ended March 31, 2020 and 2019, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees. Management fees for the three months ended March 31, 2020 and 2019, were approximately $1.0 million and $0, respectively. Incentive fees earned during the three months ended March 31, 2020 and 2019, were approximately $102 thousand and $0, all of which were waived pursuant to the Externalization Agreement.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized ratably over the expected term of the borrowing.

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

Total expenses for the three months ended March 31, 2020 and 2019 were approximately $5.0 million and $8.0 million, respectively.

For the three months ended March 31, 2020 and 2019, interest expense and amortization on debt issuance costs for the period was approximately $2.4 million and $1.8 million, respectively, on average debt outstanding of $149 million and $101 million, respectively.

For the three months ended March 31, 2020 and 2019, approximately $0 and $3.7 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. Since April 1, 2019, as a result of the Externalization, the Company has no longer has employees and does not incur employee compensation costs. For the three months ended March 31, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization. For the three months ended March 31, 2020 and 2019, respectively, professional fees and insurance expenses totaled approximately $1.0 million and $1.8 million. For the three months ended March 31, 2020, Administrative services expenses incurred pursuant to the Administration Agreement was approximately $0.5 million. Other general and administrative costs, (which in 2019 include rent expense on the Company’s lease obligation, which was terminated in the fourth quarter of 2019), and other administrative expenses, totaled approximately $0.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, professional fees and insurance expenses totaled approximately $1.0 million and $1.8 million respectively. For three months ended March 31, 2019, the Company incurred approximately $1.0 million of professional fees in connection with the Externalization. Other general and administrative expenses, which in 2019 includes rent expense on the Company’s lease obligation, technology and other office and administrative expenses, totaled approximately $0.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2020, net investment income and net realized losses were approximately $1.7 million, or $0.04 per share. For the three months ended March 31, 2019, net investment income and net realized gains were approximately ($15.5) million, or ($0.42) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2020, GAAP-basis net investment income was approximately $2.8 million or $0.07 per share, while tax-basis distributable income was approximately $3.3 million or $0.07 per share. For the three months ended March 31, 2019, GAAP-basis net investment income was approximately $(2.2) million or $(0.06) per basic share, while tax-basis distributable income was approximately $(1.7) million or $(0.05) per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2020, our total investments had net unrealized depreciation of approximately $30.9 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $11.7 million unrealized depreciation and on equity securities of approximately $278 thousand, an unrealized depreciation of $8.1 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $10.8 million, and unrealized depreciation of $25.6 thousand on our derivatives. During the three months ended March 31, 2019, our total investments had net unrealized appreciation of approximately $4.6 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $2.5 million unrealized depreciation and on equity securities of approximately $5.1 million, an unrealized appreciation of $5.3 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $1.9 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2020 was ($29.1) million, or $(0.65) per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2019 was ($10.9) million, or $(0.29) per share.

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

As of March 31, 2020 and December 31, 2019 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2020	December 31, 2019
Cash	$403,497	$136,864
Restricted Cash	4,728,007	4,967,491
Short-term investments	2,565,771	4,207,107
Senior Secured Loan	114,310,622	88,788,639
Junior Secured Loan	83,925,666	95,188,373
Subordinated Note	2,176,721	2,422,281
Senior Unsecured Bond	313,393	403,615
CLO Fund Securities	19,670,663	31,968,202
Equity Securities	8,045,512	9,864,419
Joint Ventures	41,475,403	45,087,967
Derivatives	(59,073)	(33,437)
Total	$277,556,181	$283,001,520

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2020, we had approximately $134 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 188%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

On April 8, 2020, in connection with the outbreak of the COVID-19 pandemic, the SEC issued the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, Investment Company Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of the election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.

In particular, election to be subject to Section II of the April 2020 Order would permit us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, would permit us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of any election to be subject to Section II of the April 2020 Order would be to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements, including under the indenture governing our 6.125% Notes due 2022. As of the date of this filing, our board of directors has no intention to elect to be subject to Section II of the April 2020 Order but will continue to assess its potential benefits to the Company with respect to providing additional flexibility to manage our portfolio and support our portfolio companies during the economic disruption caused by the COVID-19 pandemic.

We intend to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Outstanding Notes

During the third quarter of 2017, we issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022 and are senior unsecured obligations The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. In this regard, the 1940 Act-related indenture covenants provide that, for the period of time during which the 6.125% Notes Due 2022 are outstanding, the Company will not violate (regardless of whether it is subject to):

•

Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to it by the SEC. These provisions generally prohibit the Company from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings.

•

Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

During the quarter ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Revolving Credit Facilities

On March 1, 2018, Great Lakes KCAP Funding I, LLC (“Funding”), our wholly owned subsidiary, entered into a senior secured revolving credit facility (the “Prior Revolving Credit Facility”) with certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, CIBC Bank USA, as documentation agent and us, as the servicer. The maximum commitment amount of the Prior Revolving Credit Facility was increased on March 27, 2019 to $57.5 million, and on April 1, 2019 to $67.5 million, subject to availability under the borrowing base. The Prior Revolving Credit Facility was fully repaid and the related agreements, including security interests in assets pledged as collateral, were terminated on December 23, 2019. Borrowings under the Prior Revolving Credit Facility bore interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding paid a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Prior Revolving Credit Facility was drawn, the fee would be 0.50% per annum.

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

At March 31, 2020, GLPRF LLC was in compliance with all of its debt covenants and $57.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

On March 17, 2020, the Board of Directors of the Company declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on May 27, 2020 to shareholders of record at the close of business as of May 7, 2020.

As described above, we are prohibited by the 1940 Act and the indenture governing our 6.125% Notes Due 2022 from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150% (subject to any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code). In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table sets forth the quarterly distributions paid by us since 2018.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.06
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

1	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Stock Repurchase Program

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2020, the Company repurchased 121,548 of shares under the Stock Repurchase Program at an aggregate cost of approximately $123 thousand.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2020 and December 31, 2019, we had approximately $28.0 million and $31.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2020 and December 31, 2019, we had a $21.8 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at March 31, 2020 our funding commitment was limited to approximately $6.8 million pursuant to the limitations described above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$133,905,399	$—	$76,834,500	$57,070,899	$—

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies — Investments” contained elsewhere herein.

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

We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Our investments in CLO Fund Securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities we own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the we have invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds. We recognize unrealized appreciation or depreciation on our investments in CLO Fund Securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund Securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund Securities. We determine the fair value of our investments in CLO Fund Securities on a security-by-security basis.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of accrual of PIK interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2020, nine of our investments were on non-accrual status.

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

Distributions from Asset Manager Affiliates

We record any distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Any distributions in excess of tax-basis earnings and profits are recorded as tax-basis return of capital. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of any distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of any distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

Immediately prior to the Closing, each restricted share of our (the “Company Restricted Share”) outstanding and not previously forfeited under the Company’s Equity Incentive Plan and the Company’s Non-Employee Director Plan became fully vested, all restrictions with respect to such Company Restricted Shares lapsed, and the holders of such Company Restricted Shares became entitled to receive a pro rata share of the payment made to stockholders in connection with the Externalization.

United States Federal Income Taxes

We have elected to be treated as a RIC and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intends to make the required distributions to our stockholders as specified therein. In order to qualify for tax treatment as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of net investment income and distributable taxable income.

On March 17, 2020, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on May 27, 2020 to stockholders of record at the close of business as of May 7, 2020.

The following table sets forth the quarterly distributions paid by us for the 2020, 2019 and 2018 calendar years.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.06
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2020, approximately 84% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 58% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2020, we had $133.9 million (par value) of borrowings outstanding at a current weighted average rate of 5.6%, of which $76.8 million par value had a fixed rate and $57.1 million par value has a floating rate.

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

Generally, we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2020 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,555,709	$2,987,317	$4,418,925
Decrease in interest rate	$(66,798)	$(282,873)	$(299,097)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.6 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.0 million and $4.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $0.1 million, $0.3 million and $0.3 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Board. Each quarter, the independent valuation firm will perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Other than the items noted below, there have been no material changes during fiscal 2019 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our and our portfolio companies’ business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic could impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects and those our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Adviser’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;

•

If the impact of COVID-19 continues, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

•

Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in write-down or write-off in the value of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;

•

Borrowers of loans, notes and other credit instruments in our portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income;

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments;

•

An extended period of remote working by our Adviser’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•

COVID-19 presents a significant threat to our Adviser’s employees’ well-being and morale. While our Adviser has implemented a business continuity plan to protect the health of its employees and has contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and our Adviser may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

We are currently operating in a period of capital markets disruption and economic uncertainty.

           The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Although we have historically paid distributions to our stockholders, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions going forward. Our ability to pay distributions has been, and may continue to be, adversely affected by the impact of one or more of the risk factors described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC or if we violate certain covenants under our existing or future credit facilities or other borrowing arrangements, we may be limited in our ability to make distributions in the future. If we declare a distribution, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2020, we issued a total of 17,744 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2020, the aggregate value of the shares of our common stock issued under our DRIP was approximately $37,000.

The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended March 31, 2020:

	Total Number of Shares Purchase	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	121,548	$0.98	121,548	9,878,452

(a)

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock

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

PORTMAN RIDGE FINANCE CORPORATION

Date: May 6, 2020	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *