Form 10-Q
period 2020-06-30
Portman Ridge Finance Corp
filed 2020-08-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of common stock of the registrant as of August 3, 2020 was 44,495,221.

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2020 - $2,067,817; 2019 - $4,207,107)	$2,067,817	$4,207,107
Debt securities (amortized cost: 2020 - $225,253,456; 2019 - $194,686,364)	208,871,696	186,802,908
CLO Fund Securities managed by affiliates (amortized cost: 2020 - $44,659,024; 2019 - $45,099,076)	15,802,533	29,984,047
CLO Fund Securities managed by non-affiliates (amortized cost: 2020 - $1,479,854; 2019 - $1,519,641)	1,089,075	1,984,155
Equity securities (cost: 2020 - $21,760,483; 2019 - $22,160,993)	9,537,926	9,864,419
Asset Manager Affiliates (cost: 2020 - $17,791,230; 2019 - $17,791,230)	—	—
Joint Ventures (cost: 2020 - $53,232,923; 2019 - $48,594,539)	43,925,633	45,087,967
Derivatives (cost: 2020 - $30,609; 2019 - $30,609)	(571,419)	(33,437)
Total Investments at Fair Value (cost: 2020 - $366,275,396; 2019 - $334,089,559)	280,723,261	277,897,166
Cash	414,159	136,864
Restricted cash	11,398,350	4,967,491
Interest receivable	1,909,124	1,367,447
Receivable for unsettled trades	9,503,000	24,420,045
Due from affiliates	170,313	473,100
Other assets	1,641,460	1,112,150
Total Assets	$305,759,667	$310,374,263
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,354,444; 2019 - $1,651,946)	$75,371,531	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,280,775; 2019 - $1,462,364)	97,040,123	78,108,535
Payable for unsettled trades	7,366,263	—
Accounts payable and accrued expenses	1,986,506	1,386,981
Accrued interest payable	931,999	136,486
Due to affiliates	1,341,541	1,711,793
Management and incentive fees payable	1,008,049	1,076,645
Total Liabilities	185,046,012	158,175,693
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 45,065,524 issued, and 44,495,221 outstanding at June 30, 2020, and 45,024,535 issued, and 44,829,676 outstanding at December 31, 2019	444,952	448,297
Capital in excess of par value	451,014,609	451,353,379
Total distributable (loss) earnings	(330,745,906)	(299,603,106)
Total Stockholders' Equity	120,713,655	152,198,570
Total Liabilities and Stockholders' Equity	$305,759,667	$310,374,263
NET ASSET VALUE PER COMMON SHARE	$2.71	$3.40

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest from investments in debt securities	$4,813,517	$3,831,861	$9,393,299	$6,768,657
Payment-in-kind investment income	381,528	11,520	690,897	13,542
Interest from short-term investments	—	16,444	15,279	52,113
Investment income on CLO Fund Securities managed by affiliates	832,867	1,607,308	1,906,361	1,739,754
Investment income on CLO Fund Securities managed by non-affiliates	87,718	105,574	204,961	1,786,848
Dividends from Asset Manager Affiliates	—	—	—	—
Investment income - Joint Ventures	1,000,883	1,291,667	2,578,019	2,241,667
Capital structuring service fees	197,381	49,795	279,285	110,998
Total investment income	7,313,894	6,914,169	15,068,101	12,713,579
Expenses:
Management fees	1,008,384	1,026,100	2,020,074	1,026,100
Performance-based incentive fees	454,874	—	556,880	—
Interest and amortization of debt issuance costs	2,394,870	1,982,431	4,744,941	3,783,357
Compensation	—	—	—	3,688,578
Professional fees	527,317	514,523	1,370,946	2,182,645
Insurance	177,154	359,449	300,904	448,099
Administrative services expense	430,265	409,600	891,265	409,600
Other general and administrative expenses	175,998	311,296	374,273	1,059,615
Lease termination costs	—	1,431,030	—	1,431,030
Total expenses	5,168,862	6,034,429	10,259,283	14,029,024
Management and performance-based incentive fees waived	(454,874)	—	(556,880)	—
Net Expenses	4,713,988	6,034,429	9,702,403	14,029,024
Net Investment Income (Loss)	2,599,906	879,740	5,365,698	(1,315,445)
Realized And Unrealized (Losses) Gains On Investments:
Net realized (losses) gains from investment transactions	(881,615)	(2,270,962)	(1,929,762)	(15,620,391)
Net change in unrealized (depreciation) appreciation on:
Debt securities	2,279,932	2,305,906	(8,498,305)	4,205,770
Equity securities	351,925	151,619	74,018	(4,899,412)
CLO Fund Securities managed by affiliates	(2,579,187)	(532,566)	(13,741,461)	(615,135)
CLO Fund Securities managed by non-affiliates	(283,864)	(66,680)	(855,293)	2,476,572
Asset Manager Affiliates investments	—	—	—	-
Joint Venture Investments	2,308,479	(1,315,379)	(5,800,718)	4,002,150
Derivatives	(512,346)	—	(537,983)	—
Total net change in unrealized appreciation (depreciation)	1,564,939	542,900	(29,359,742)	5,169,945
Net realized and unrealized (depreciation) on investments	683,324	(1,728,062)	(31,289,504)	(10,450,446)
Realized gains on extinguishments of Debt	464	—	154,571	—
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$3,283,694	$(848,322)	$(25,769,235)	$(11,765,891)
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.07	$(0.02)	$(0.58)	$(0.32)
Diluted:	$0.07	$(0.02)	$(0.58)	$(0.32)
Net Investment (Loss) Income Per Common Share:
Basic:	$0.06	$0.02	$0.12	$(0.04)
Diluted:	$0.06	$0.02	$0.12	$(0.04)
Weighted Average Shares of Common Stock Outstanding—Basic	44,610,714	37,349,371	44,716,953	37,342,272
Weighted Average Shares of Common Stock Outstanding—Diluted	44,610,714	37,349,371	44,716,953	37,342,272

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operations:
Net investment income	$5,365,698	$(1,315,445)
Net realized (losses) gains from investment transactions	(1,929,762)	(15,620,391)
Realized gains from extinguishments of debt	154,571	—
Net change in unrealized (depreciation) appreciation on investments	(29,359,742)	5,169,945
Net (decrease) increase in stockholders’ equity resulting from operations	(25,769,235)	(11,765,891)

Stockholder distributions:	(5,373,565)	(7,466,254)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	65,210	129,789
Stock repurchase	(407,325)	—
Stock based compensation	—	258,936
Net increase in net assets resulting from capital share transactions	(342,115)	388,725
Net assets at beginning of period	152,198,570	158,021,011
Net assets at end of period	$120,713,655	$139,177,591
Net asset value per common share	$2.71	$3.73
Common shares outstanding at end of period	44,495,221	37,356,061

(1)	Refer to note 10 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$(25,769,235)	$(11,765,891)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses on investment transactions	1,929,762	15,620,391
Net change in (depreciation) unrealized appreciation from investments	29,359,742	(5,169,945)
Purchases of investments	(85,231,291)	(59,016,697)
Proceeds from sales and redemptions of investments	54,700,182	35,658,265
Net accretion of investments	(3,391,343)	(3,392,422)
Amortization of original issue discount on indebtedness	—	—
Amortization of debt issuance costs	467,162	475,507
Realized gains on extinguishments of debt	(154,571)	—
Net amortization of operating lease	—	55,174
Operating lease impairment	—	1,431,030
Payment-in-kind interest income	(193,147)	(13,542)
Stock-based compensation	—	258,936
Changes in operating assets and liabilities:
Increase (decrease) in payable for unsettled trades	7,366,263	14,826,295
(Increase) decrease in receivable for unsettled trades	14,917,045	(10,457,443)
Decrease (increase) in interest and dividends receivable	(541,677)	467,574
Increase (decrease) in accrued interest payable	795,513	1,255,066
(Increase) decrease in other assets	(529,310)	(587,311)
Decrease (increase) in due from affiliates	302,787	311,863
Increase (decrease) in management and incentive fees payable	(68,596)	672,951
(Decrease) increase in due to affiliates	(370,252)	1,026,100
Increase (decrease) in accounts payable and accrued expenses	599,525	1,429,687
Net cash used in operating activities	(5,811,441)	(16,914,412)
FINANCING ACTIVITIES:
Debt issuance costs	(1,342)	(372,150)
Stock repurchase program	(407,325)	—
Distributions to stockholders	(5,308,355)	(7,336,465)
Repurchase of 6.125% Notes Due 2022	(513,383)	—
Borrowings from Revolving Credit Facilities	47,250,000	45,000,000
Repayment of Revolving Credit Facilities	(28,500,000)	(25,997,274)
Net cash provided by financing activities	12,519,595	11,294,111
CHANGE IN CASH AND RESTRICTED CASH	6,708,154	(5,620,300)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	5,104,355	9,324,466
CASH AND RESTRICTED CASH, END OF PERIOD	$11,812,509	$3,704,166
Amounts per balance sheet:
Cash	$414,159	$236,828
Restricted cash	11,398,350	3,467,338
Total Cash and Restricted cash	$11,812,509	$3,704,166
Supplemental Information:
Interest paid during the period	$3,471,476	$1,570,418
Dividends paid during the period under the dividend reinvestment plan	$65,210	$129,789

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2020

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 8.0% Cash, 10.0% PIK, 3 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 10/23	6/13/2012	$1,338,361	$951,271	$2,811

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(23)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	-	-	-

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,327,500	2,327,500	2,327,500

Akumin Corp. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term B Loan 7.0% Cash, 1 Month LIBOR(1.00%) + 6.00%; LIBOR Floor 1.00% , Due 5/24	5/31/2019	2,227,500	2,192,652	2,118,798

Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC) Services: Business	(8)(14)(23)	Senior Secured Loan — Initial Term Loan 4.4% Cash, 1 Month LIBOR(0.18%) + 4.25% , Due 7/26	3/23/2020	5,182,561	4,268,606	5,045,068

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(23)	Senior Secured Loan — Revolving Loan 7.8% Cash, 2.8% PIK, 3 Month LIBOR(1.00%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	416,667	381,712	362,500

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 7.8% Cash, 2.8% PIK, 3 Month LIBOR(1.00%) + 6.75%; LIBOR Floor 1.00% , Due 9/24	9/9/2019	4,024,614	3,897,706	3,823,383

BMC Acquisition, Inc. (aka BenefitMall) Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 Month LIBOR(1.00%) + 5.25%; LIBOR Floor 1.00% , Due 12/24	1/2/2018	2,925,000	2,923,894	2,770,853

C.P. Converters Acquisition, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 3 Month LIBOR(1.00%) + 6.50%; LIBOR Floor 1.00% , Due 6/23	6/26/2020	3,000,000	2,925,345	2,925,000

Care Hospice Acquisition, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month LIBOR(1.00%) + 4.50%; LIBOR Floor 1.00% , Due 4/22	4/17/2020	4,987,437	4,942,723	4,937,563

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.6% Cash, 8.0% PIK, 6 Month LIBOR(1.07%) + 4.50%; LIBOR Floor 1.00% , Due 8/23	5/8/2020	1,567,317	1,358,170	1,273,445

Charter Communications Operating, LLC Telecommunication	(14)(23)	Senior Secured Bond — 3.70% - 4/1/2051 3.7% Cash, Due 4/51	4/14/2020	254,000	252,025	250,340

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month LIBOR(1.00%) + 4.25%; LIBOR Floor 1.00% , Due 5/23	6/6/2018	4,383,212	4,376,836	4,169,749

Coinamatic Canada Inc. (fka 8433143 Canada Limited ) Consumer goods: Durable	(3)(13)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	521,646	455,413	477,880

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(23)	Senior Secured Loan — Last out DDTL 6.8% Cash, 3 Month LIBOR(1.00%) + 5.75%; LIBOR Floor 1.00% , Due 5/25	3/31/2020	932,983	926,329	928,318

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(23)	Senior Secured Loan — Last Out Term Loan 6.8% Cash, 3 Month LIBOR(1.00%) + 5.75%; LIBOR Floor 1.00% , Due 5/25	3/31/2020	6,033,990	5,990,954	6,003,820

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(23)	Senior Secured Loan — Last Out Second Amendment TL 6.8% Cash, 3 Month LIBOR(1.00%) + 5.75%; LIBOR Floor 1.00% , Due 5/25	3/31/2020	690,407	685,483	686,955

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, 3 Month LIBOR(1.00%) + 6.25%; LIBOR Floor 1.00% , Due 1/22	6/11/2020	1,265,625	1,241,499	1,219,221

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 3 Month LIBOR(1.00%) + 10.00%; LIBOR Floor 1.00% , Due 2/22	6/11/2020	3,000,000	3,003,753	2,676,300

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Revolving Loan 8.0% Cash, 3 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	-	-	(147,813)

Dental Implant Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)(14)(20)	Senior Secured Loan — Term Loan 8.0% Cash, 1 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 1/23	12/18/2019	500,000	456,313	457,000

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — EUR Term Loan A 2.0% Cash, 5.0% PIK, Due 5/22	5/11/2020	262,950	282,984	245,180

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — EUR Term Loan B 2.0% Cash, 5.0% PIK, Due 5/22	5/11/2020	2,511,622	2,702,990	-

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A 0.0% Cash, 5.0% PIK, Due 5/25	5/29/2020	1,430,710	993,028	1,108,800

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan B 0.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	1,433,242	995,560	716,621

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	943,073	925,229	924,212

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(23)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	-	(1,526)	(21,669)

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(23)	Senior Secured Loan — Initial Term Loan (First Lien) 4.4% Cash, 1 Month LIBOR(0.18%) + 4.25% , Due 7/25	6/27/2019	468,002	468,002	440,156

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(23)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.7% Cash, 1 Month LIBOR(0.18%) + 4.50% , Due 7/25	2/14/2020	997,500	992,858	992,014

Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.) Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month LIBOR(0.18%) + 6.75% , Due 7/26	12/18/2019	300,000	270,151	274,970

Ensono, LP (formerly known as Acxiom IT Outsourcing, LP) Telecommunication	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.4% Cash, 1 Month LIBOR(0.18%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,515,306	1,592,390

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.1% Cash, 6 Month LIBOR(1.13%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	6/21/2016	1,007,457	1,009,538	954,666

Firstlight Holdco Inc. Telecommunication	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, 1 Month LIBOR(0.18%) + 7.50% , Due 7/26	12/18/2019	400,000	358,554	375,160

GI Advo Opco, LLC Healthcare & Pharmaceuticals	(5)(8)	Senior Secured Loan — Initial Term Loan (First Lien) 10.8% Cash, Prime (4.75%) + 6.00%; , Due 11/21	11/19/2015	180,304	164,853	-

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Revelation Acquisition LLC Services: Business	(8)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.2% Cash, 1 Month LIBOR(0.18%) + 5.00% , Due 4/25	5/22/2020	3,922,456	3,459,694	3,592,303

GK Holdings, Inc. (aka Global Knowledge) Services: Business	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 13.3% Cash, 3 Month LIBOR(1.00%) + 12.25%; LIBOR Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,493,291	1,044,300

Global Tel*Link Corporation Telecommunication	(8)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month LIBOR(0.18%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,479,396	1,158,750

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,146,178	2,591,158

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month LIBOR(1.50%) + 9.00%; LIBOR Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,398,231

Hayward Industries, Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 8.4% Cash, 1 Month LIBOR(0.18%) + 8.25% , Due 8/25	12/18/2019	2,159,333	1,864,778	1,942,104

Helix Acquisition Holdings, Inc. (aka MW Industries, Inc) Metals & Mining	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.3% Cash, 3 Month LIBOR(0.31%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,199,978	1,206,800

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month LIBOR(1.00%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,573,605	1,378,080

Idera, Inc. High Tech Industries	(8)(13)(14)(23)	Junior Secured Loan — Loan (Second Lien) 10.1% Cash, 6 month LIBOR(1.08%) + 9.00%; LIBOR Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,401,338	7,221,750

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month LIBOR(1.00%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	1,875,000	1,864,632	1,853,062

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month LIBOR(1.00%) + 4.50%; LIBOR Floor 1.00% , Due 12/22	12/13/2017	1,987,878	1,976,886	1,964,619

Ivanti Software, Inc. (fka LANDesk Group, Inc.) High Tech Industries	(8)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 1 Month LIBOR(1.00%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3/10/2017	1,228,619	1,228,619	1,099,614

Location Services Holdings, LLC Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month LIBOR(1.00%) + 6.75%; LIBOR Floor 1.00% , Due 5/20	11/7/2019	2,291,667	2,291,667	2,197,917

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Ministry Brands, LLC (aka MB Holding) Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 1 Month LIBOR(1.00%) + 8.00%; LIBOR Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,462,325	5,677,800

Nasco Healthcare Inc. Healthcare, Education and Childcare	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month LIBOR(1.00%) + 4.50%; LIBOR Floor 1.00% , Due 6/21	5/22/2020	4,532,976	3,945,384	3,932,357

Navex Topco, Inc. Electronics	(8)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.2% Cash, 1 Month LIBOR(0.18%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,182,560	7,469,000

OCI Holdings, LLC Healthcare & Pharmaceuticals	(5)(8)(13)(18)	Subordinated Note — Float - 02/2020 - OCISubNote 15.0% Cash, 5.0% PIK, Due 7/20	12/18/2019	35,388,820	2,165,304	2,383,900

PAE Holding Corporation Aerospace and Defense	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 2 Month LIBOR(1.00%) + 9.50%; LIBOR Floor 1.00% , Due 10/23	12/18/2019	3,343,347	3,006,106	3,294,534

PHI Group, Inc. Transportation: Cargo	(8)(13)(14)(23)	Senior Secured Loan — Loan 8.0% Cash, 1 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 9/24	7/10/2019	6,780,436	6,665,345	6,755,349

Phoenix Guarantor Inc. (aka Brightspring) Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.5% Cash, 1 Month LIBOR(1.00%) + 8.50%; LIBOR Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,092,095	1,166,880

Pinstripe Holdings, LLC (Aka Cielo) Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.1% Cash, 3 Month LIBOR(1.08%) + 6.00%; LIBOR Floor 1.00% , Due 1/25	1/17/2019	4,937,500	4,862,266	4,487,200

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 6 Month LIBOR(1.07%) + 5.25%; LIBOR Floor 1.00% , Due 12/25	2/20/2020	542,727	537,635	536,106

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 12/25	2/20/2020	-	(2,560)	(2,727)

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 6.3% Cash, 3 Month LIBOR(1.00%) + 5.25%; LIBOR Floor 1.00% , Due 12/25	2/20/2020	3,889,545	3,853,049	3,842,093

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 Month LIBOR(1.23%) + 8.50%; LIBOR Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,958,987	2,495,400

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month LIBOR(1.00%) + 4.75%; LIBOR Floor 1.00% , Due 8/24	8/10/2018	2,829,600	2,819,901	2,494,575

Radiology Partners, Inc. Healthcare & Pharmaceuticals	(8)(14)(23)	Senior Secured Loan — Term B Loan (First Lien) 6.0% Cash, 12 Month LIBOR(1.74%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,721,305	6,540,030

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month LIBOR(1.00%) + 5.75%; LIBOR Floor 1.00% , Due 3/25	6/27/2019	6,912,500	6,826,905	6,588,304

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1 Month LIBOR(1.00%) + 5.00%; LIBOR Floor 1.00% , Due 7/21	7/29/2015	1,116,176	272,124	272,124

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)(14)	Senior Secured Loan — Roll-Up Term Loan 0.0% Cash, 11.3% PIK, Due 7/21	4/7/2020	678,039	678,039	678,039

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — DIP Term Loan 0.0% Cash, 11.3% PIK, Due 7/21	4/7/2020	335,819	325,745	335,819

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 6 Month LIBOR(1.00%) + 8.00%; LIBOR Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,978,725	2,514,300

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.3% Cash, Due 3/21	3/26/2014	6,700,000	6,685,924	4,154,000

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 Month LIBOR(1.00%) + 6.75%; LIBOR Floor 1.00% , Due 2/26	12/18/2019	700,000	616,541	585,200

San Vicente Capital LLC Telecommunication	(8)(13)(14)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month LIBOR(1.50%) + 8.00%; LIBOR Floor 1.50% , Due 6/25	6/10/2020	3,000,000	2,955,517	2,955,000

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.4% Cash, 3 Month LIBOR(1.11%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,963,704	5,827,800

Smartronix, Inc, Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month LIBOR(1.50%) + 6.00%; LIBOR Floor 1.50% , Due 12/25	5/1/2020	4,987,469	4,744,306	4,781,985

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Syndigo LLC Services: Business	(8)(13)(14)	Senior Secured Loan — 2019 Incremental Term Loan 6.6% Cash, 6 Month LIBOR(1.07%) + 5.50%; LIBOR Floor 1.00% , Due 10/24	8/23/2019	7,877,543	7,745,264	7,587,650

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month LIBOR(1.00%) + 5.00%; LIBOR Floor 1.00% , Due 5/25	6/27/2019	4,950,000	4,878,153	4,622,310

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(9)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	682,006	620,146	242,726

Teneo Holdings LLC Services: Business	(8)(14)(23)	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1 Month LIBOR(1.00%) + 5.25%; LIBOR Floor 1.00% , Due 7/25	8/23/2019	1,914,178	1,852,350	1,825,648

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 Month LIBOR(1.00%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,402,365	11,090,844

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, 3 Month LIBOR(1.00%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	748,523	747,136	698,971

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(23)	Senior Secured Loan — Initial Term Loan 6.5% Cash, 3 Month LIBOR(1.00%) + 5.50%; LIBOR Floor 1.00% , Due 6/24	6/27/2019	5,660,035	5,639,039	5,285,340

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)(23)	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 3 Month LIBOR(1.00%) + 4.75%; LIBOR Floor 1.00% , Due 9/23	9/30/2016	972,222	970,860	885,694

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 Month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 5/20	12/24/2012	1,000,000	999,962	1,000,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 0.0% Cash, 1.7% PIK, Due 1/25	1/24/2020	71,013	71,014	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month LIBOR(0.18%) + 7.25% , Due 3/26	12/18/2019	400,000	350,200	372,668

Vertical Midco GmbH Capital Equipment	(3)(13)(14)(23)	Senior Secured Loan — Facility B (USD) 4.3% Cash, Due 6/27	6/30/2020	5,000,000	4,900,000	4,900,000

Wash MultiFamily Acquisition Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.0% Cash, 1 Month LIBOR(1.00%) + 7.00%; LIBOR Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,600,007	2,728,470

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.1% Cash, 6 Month LIBOR(1.07%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,976,102	2,613,600

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(23)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month LIBOR(1.00%) + 5.00%; LIBOR Floor 1.00% , Due 11/24	11/18/2019	2,831,250	2,781,657	2,632,779

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.7% Cash, 6 Month LIBOR(1.16%) + 7.50%; LIBOR Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,483,966	3,060,050

Total Investment in Debt Securities (173% of net asset value at fair value)				$268,740,611	$225,253,456	$208,871,696

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
4L Technologies Inc.(8)(13)(19) Healthcare & Pharmaceuticals	Common	5/29/2020	0.00%	29,277	29,275

AAPC Holdings LLC.(8)(13)(23)(24) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	1.90%	—	1,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	182,000	1,000

Advantage Capital Holdings LLC(8)(13)(19)(23) Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	0.51%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	43,887	77,928

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(23) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	—	—

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	5.00%	2,567,562	2,182,423

Carestream Health Inc. (8)(12)(19) Healthcare & Pharmaceuticals	Warrants	3/13/2019	0.00%	—	—

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

EJF Investments Ltd.(3)(13)(19) Services: Business	Preferred Equity, 0%; 6/25 maturity	6/17/2020	3.00%	1,256,550	1,264,800

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	0.21%	1,500,000	478,500

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,300	1,000

OCI Holdings, LLC(8)(19)(21) Healthcare & Pharmaceuticals	Class A Units	12/18/2019	20.8%	—	—

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	—

Tank Partners Equipment Holdings, LLC(8)(9)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	—

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	0.2%	—	1,000

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	420,289	—

Total Investment in Equity Securities (8% of net asset value at fair value)				$21,760,483	$9,537,926

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 7.5%, 1/28 maturity	6/4/2013	23.3%	6,026,908	1,534,148
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 6.6%, 4/30 maturity	5/6/2014	22.2%	10,013,294	3,163,259
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 23.5%, 11/28 maturity	10/10/2013	6.8%	1,479,856	1,089,075
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(18)(22)	Subordinated Securities, effective interest 7.1%, 4/27 maturity	5/5/2015	9.9%	4,100,213	935,433
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(18)	Subordinated Securities, effective interest 8.0%, 1/29 maturity	12/21/2016	24.9%	9,057,996	3,092,193
Catamaran CLO 2018-1 Ltd(3)(6)(13)(18)	Subordinated Securities, effective interest 12.7%, 10/31 maturity	9/27/2018	24.8%	9,395,013	7,077,500

Total Investment in CLO Fund Securities (14% of net asset value at fair value)				$46,138,878	$16,891,608

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value
AAPC Holdings LLC.(13)(23)(24) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(625,695)

HDNet Holdco LLC (13)(23)(24) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	54,276

Total Derivatives (0% of net asset value at fair value)				$30,609	$(571,419)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$16,686,000
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	27%	28,318,065	27,239,633

Total Investment in Joint Ventures (36% of net asset value at fair value)				$53,232,923	$43,925,633

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.45%	$2,067,817	$2,067,817
Total Short-term Investments (2% of net asset value at fair value)				$2,067,817	$2,067,817

Total Investments[4]				$366,275,396	$280,723,261

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2020 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2020. As noted in the table above, 64% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of June 30, 2020 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $366 million. The aggregate gross unrealized appreciation is approximately $3.5 million, the aggregate gross unrealized depreciation is approximately $89.1 million, and the net unrealized depreciation is approximately $85.6 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 77.7% of the total assets at June 30, 2020.
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
[14]

As of June 30, 2020, this investment is owned by Great Lakes Portman Ridge Funding, LLC and was pledged to secure Great Lakes Portman Ridge Funding, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”).

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

23	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission.

24	Information related to the Company’s derivatives is presented below as of June 30, 2020:
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(625,695)	$-	$(625,695)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$54,276

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Six Months Ended June 30,
	2020[4]	2019[4]
Per Share Data:
Net asset value, at beginning of period	$3.40	$4.23
Net investment (loss) income[1]	0.12	(0.04)
Net realized (losses) from investments[1]	(0.04)	(0.42)
Realized (losses) gains from extinguishment of debt[1]	0.00	—
Net change in unrealized (depreciation) appreciation on investments[1]	(0.65)	0.14
Net (decrease) increase in net assets resulting from operations	(0.57)	(0.32)
Net decrease in net assets resulting from distributions	(0.12)	(0.20)
Net increase (decrease) in net assets relating to stock-based transactions	(0.01)	0.01
Net asset value, end of period	$2.71	$3.73
Total net asset value return[2]	(16.8)%	(7.3)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$2.12	$3.46
Per share market value at end of period	$1.10	$2.25
Total market return[3]	(42.4)%	(29.2)%
Shares outstanding at end of period	44,495,221	37,356,061
Net assets at end of period	$120,713,655	$139,177,591
Portfolio turnover rate[5]	19.6%	21.1%
Asset coverage ratio	167%	211%
Ratio of net investment income to average net assets (annualized)	7.9%	(1.8)%
Ratio of total expenses to average net assets (annualized)[6]	14.2%	18.9%
Ratio of interest expense to average net assets (annualized)	7.0%	5.1%
Ratio of non-interest expenses to average net assets (annualized)[6]	7.3%	13.8%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[6]

Incentive fees earned during the six months ended June 30, 2020, were approximately $557 thousand all of which were waived pursuant to the Externalization Agreement. Excluding the waiver, the ratio of total expenses to average net assets (annualized) was 15.0% and the ratio of non-interest expenses to average net assets (annualized) was 8.1%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2020, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

Proposed Merger with Garrison Capital, Inc.

On June 24, 2020, the Company entered into a merger agreement with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company.

Under the terms of the proposed transaction, GARS stockholders will receive a combination of (i) $19.1 million in cash from the Company; (ii) shares of the Company’s common stock valued at 100% of its net asset value per share at the time of closing of the transaction in an aggregate number equal to GARS’ net asset value at closing minus the $19.1 million of cash merger consideration payable by the Company; and (iii) an additional cash payment from the Adviser of $5.0 million in the aggregate.

The exchange ratio for the stock component of the merger will be determined by the net asset value of GARS and the Company as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction.  In addition to approval by GARS’ and the Company’s respective stockholders, the closing of the merger is subject to customary conditions. The Company currently expects the transaction to be completed in the fourth calendar quarter of 2020.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2020, the Company provided approximately $85.2 million to portfolio companies. Approximately $29.2 million of this support was contractually obligated. See also Note 9 – Commitments and Contingencies. As of June 30, 2020, the Company held loans it has made to 68 investee companies with aggregate principal amounts of approximately $268.7 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2020, the Company did not recognize any fee income from such or similar activities.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2020, nine of our debt investments were on non-accrual status.

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

Expenses. Prior to April 1, 2019, the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses included employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Since April 1, 2019, the Company has been externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 6 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.” Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an overhead allocation agreement with the Asset Manager Affiliates (“Overhead Allocation Agreement”) which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources. Until its termination in the fourth quarter of 2019, the Company continued to bear the costs associated with the office lease entered into by the Company prior to the Closing.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2020 and 2019:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net increase (decrease) increase in net assets available to common stockholders	$3,283,694	$(848,322)	$(25,769,235)	$(11,765,891)
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	44,610,714	37,349,371	44,716,953	37,342,272
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$0.07	$(0.02)	$(0.58)	$(0.32)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$0.07	$(0.02)	$(0.58)	$(0.32)

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

There were no options to purchase shares of common stock considered for the computation of the diluted per share information for the three and six months ended June 30, 2020 and 2019. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$2,067,817	$2,067,817	1	$4,207,107	$4,207,107	2
Senior Secured Loan	132,085,591	127,628,674	45	91,245,574	88,788,639	32
Junior Secured Loan	90,130,391	78,366,056	28	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	242,726	0	620,145	403,615	—
Senior Secured Bond	252,025	250,340	0	—	—	—
Subordinated Note	2,165,304	2,383,900	1	2,165,304	2,422,281	1
CLO Fund Securities	46,138,878	16,891,608	6	46,618,717	31,968,202	12
Equity Securities	21,760,483	9,537,926	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	—	—
Joint Ventures	53,232,923	43,925,633	16	48,594,539	45,087,967	16
Derivatives	30,609	(571,419)	(0)	30,609	(33,437)	—
Total	$366,275,396	$280,723,261	100%	$334,089,559	$277,897,166	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$12,079,777	$12,054,514	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	-	17,791,230	—	—
Automotive	$5,494,693	$5,207,510	2	$5,504,508	$5,541,823	2
Banking, Finance, Insurance & Real Estate	5,521,546	4,747,628	2	4,679,345	4,554,055	2
Beverage, Food and Tobacco	$4,245,252	$3,895,521	1	$7,899,181	$7,750,305	3
Capital Equipment	12,354,826	10,506,400	4	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	$3,275,544	$3,297,668	1	$345,833	$389,320	-
CLO Fund Securities	46,138,878	16,891,608	6	46,618,717	31,968,202	12
Consumer goods: Durable	6,053,483	5,153,265	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	$2,819,901	$2,494,575	1	$2,831,640	$2,616,480	1
Electronics	12,674,162	13,176,075	5	12,511,345	13,636,090	5
Energy: Oil & Gas	$10,906,970	$3,425,149	1	$12,522,303	$4,919,950	2
Environmental Industries	3,968,525	3,450,066	1	3,998,816	3,924,947	1
Forest Products & Paper	$1,573,605	$1,378,080	0	$1,570,609	$1,534,240	1
Healthcare, Education and Childcare	13,815,523	12,976,718	5	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	$53,432,874	$43,577,464	16	$42,461,467	$33,637,136	12
High Tech Industries	19,830,600	16,544,359	6	18,816,125	17,481,155	6
Hotel, Gaming & Leisure	$—	$—	-	$—	$—	-
Joint Ventures	53,232,923	43,925,633	16	48,594,539	45,087,967	16
Media: Advertising, Printing & Publishing	$—	$—	-	$—	$—	-
Media: Broadcasting & Subscription	4,353,914	4,318,087	2	4,614,647	4,567,266	2
Media: Diversified & Production	$2,781,657	$2,632,779	1	$2,886,325	$2,887,230	1
Metals & Mining	1,199,978	1,206,800	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	$—	$—	-	$2,534,318	$2,829,436	1
Services: Business	40,656,374	39,447,964	14	22,726,850	21,415,794	8
Services: Consumer	$4,376,836	$4,169,749	1	$4,512,488	$4,493,529	2
Telecommunication	6,560,798	6,331,640	2	8,751,454	8,164,050	3
Textiles and Leather	$12,402,364	$11,090,844	4	$12,389,673	$12,180,290	4
Money Market Accounts	2,067,817	2,067,817	1	4,207,107	4,207,107	2
Transportation: Cargo	$6,665,346	$6,755,348	2	$8,216,303	$8,300,043	3
U.S. Government Obligations	—	—	-	—	—	—
Total	$366,275,396	$280,723,261	100%	$334,089,559	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt or equity of middle market companies located outside of the United States.

At June 30, 2020 and December 31, 2019, the total amount of non-qualifying assets was approximately 22.3% and 25.3% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 7.9% and 10.6%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 5.5% and 10.3% of its total assets on such dates, respectively).

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Funds. The estimated timing and amount of future distributions if any, from these CLO Fund Securities is uncertain.

Affiliate Investments:

The following table details investments in affiliates at June 30, 2020 (unaudited):

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of June 30, 2020	Principal at June 30, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(160,888)	—	242,728	682,006	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(4,621,899)	—	16,686,000	24,720,000	—	1,494,891
Total controlled affiliates		21,711,515	—	—	—	(4,782,787)	—	16,928,728		—	1,494,891

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780,068	4,638,384	—	—	(1,178,819)	—	27,239,633	28,318,065	—	1,083,128
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(336,207)	268,294	—	(3,423,475)	—	1,534,148	11,720,000	268,294	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(386,448)	404,086	—	(3,233,959)	—	3,163,259	15,160,600	404,086	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,131,933)	—	—	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(147,608)	159,317	—	(1,590,406)	—	935,433	4,952,000	159,317	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(608,669)	413,355	—	(3,107,510)	—	3,092,193	10,140,000	413,355	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(807,255)	608,182	—	(1,254,178)	—	7,077,500	10,000,000	608,182	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	41,744	—	(208,833)	—	7,469,000	7,700,000	315,112	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	1,404	—	(247,446)	—	3,060,050	3,500,000	156,572	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	—	—	—	(38,381)	—	2,383,900	35,388,820	—	—
Total Non-controlled affiliates		67,128,578	2,291,971	1,949,508	—	(15,414,940)	—	55,955,117		2,378,044	1,083,128

Total Affiliated Investments		$88,840,092	$2,291,971	$1,949,508	$—	$(20,197,727)	$—	$72,883,844		$2,378,044	$2,578,019

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the three months ended June 30, 2020 and 2019, the Company recognized $1.0 million and $1.3 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2020 and 2019, the Company recognized  $2.6 million and $2.2 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2020 and December 31, 2019, the fair value of the Company’s investments in Joint Ventures was approximately $43.9 million and $45.1 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

(unaudited)

	As of June 30, 2020	As of December 31, 2019
Investment at fair value	$26,279,124	$33,737,631
Total Assets	$26,279,124	$33,737,631
Total Liabilities	$729,954	$135,457
Total Equity	25,549,170	33,602,174
Total Liabilities and Equity	$26,279,124	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income	$1,178,220	$1,008,338	$2,395,633	$2,159,724
Operating expenses	11,500	1,479	31,500	18,992
Net investment income	1,166,720	1,006,859	2,364,133	2,140,732
Unrealized appreciation on investments	3,835,990	(1,278,063)	(7,363,326)	4,048,759
Net income	$5,002,710	$(271,204)	$(4,999,193)	$6,189,492

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2020

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 21.5%, 12/29 maturity	100.0%	$40,706,201	$26,279,124
Total Investments			$40,706,201	$26,279,124

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

As a result of the severe economic consequences resulting from the COVID-19 pandemic, it is possible that the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by KCAP Freedom 3 Joint Venture, could also cease making distributions to the KCAP Freedom 3 Joint Venture.

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2020 and December 31, 2019 was $27.2 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2020 and December 31, 2019, the Company has a $21.7 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at June 30, 2020 our funding commitment was limited to approximately $6.7 million pursuant to the limitations described above.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2020 (unaudited) and December 31, 2019, respectively:

	As of June 30, 2020 (Unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$2,067,817	$—	$—	$2,067,817
Debt securities	—	29,432,811	179,438,885	—	208,871,696
CLO Fund securities	—	—	16,891,608	—	16,891,608
Equity securities	—	—	9,537,926	—	9,537,926
Joint Ventures	—	—	16,686,000	27,239,633	43,925,633
Derivatives	—	—	(571,419)	—	(571,419)
Total	$—	$31,500,628	$221,983,000	$27,239,633	$280,723,261

	As of December 31, 2019
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$4,207,107	$—	$—	$4,207,107
Debt securities	—	38,420,182	148,382,726	—	186,802,908
CLO Fund securities	—	—	31,968,202	—	31,968,202
Equity securities	—	—	9,864,419	—	9,864,419
Joint Ventures	—	—	21,307,899	23,780,068	45,087,967
Derivatives	—	—	(33,437)	—	(33,437)
Total	$—	$42,627,289	$211,489,810	$23,780,068	$277,897,166

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2020 and December 31, 2019 was $27.2 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six months ended June 30, 2020
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,811
Transfers out of Level III¹	(1,825,648)	—	—	—	—	—	(1,825,648)
Transfers into Level III²	14,750,638	—	—	—	—	—	14,750,638
Net accretion	1,125,567	2,111,322	—	—	—	—	3,236,889
Purchases	55,919,574	—	1,285,833	—	—	—	57,205,407
Sales/Paydowns/Return of Capital	(26,415,672)	(2,591,162)	(497,058)	—	—	(536,968)	(30,040,860)
Total realized gain (loss) included in earnings	(1,400,535)	—	(1,189,287)	—	—	536,968	(2,052,854)
Change in unrealized gain (loss) included in earnings	(11,097,765)	(14,596,754)	74,018	—	(4,621,899)	(537,983)	(30,780,383)
Balance, June 30, 2020	$179,438,885	$16,891,608	$9,537,926	$—	$16,686,000	$(571,419)	$221,983,000
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(14,331,172)	$(14,596,754)	$74,018	$—	$(4,621,899)	$(537,983)	$(34,013,790)

[1]

Transfers out of Level III represent a transfer of $1.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2020

[2]

Transfers into Level III represent a transfer of $14.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $31.5 million and $42.6 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$11,660,575	Enterprise Value	Average EBITDA Multiple	3.0x-7.8x (6.0x)
	167,778,310	Income Approach	Implied Discount Rate	6.0%-44.7% (11.8%)
Equity Securities	9,532,926	Enterprise Value	Average EBITDA Multiple / WACC	3.0x-9.0x (0.62x)
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	14.8%-16.8% (15.4%)
			Probability of Default	2.0%-7.5% (4.1%)
CLO Fund Securities	16,891,608	Discounted Cash Flow	Loss Severity	20.0%-31.0% (26.6%)
			Recovery Rate	69.5%-80.0% (73.5%)
			Prepayment Rate	0.0%-25.0% (12.5%)
			Discount Rate	17.0%-19.0% (18.0%)
			Probability of Default	3.5%-8.0% (5.8%)
Joint Ventures	16,686,000	Discounted Cash Flow	Loss Severity	21.0%-31.0% (26.0%)
			Recovery Rate	69.0%-79.0% (74.0%)
			Prepayment Rate	0.0%-25.0% (12.5%)
Derivatives	(571,419)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$221,983,000

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

The following table details derivative investments at June 30, 2020 and December 31, 2019:

	June 30, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$54,276	$—	$23,667
Securities Swap and Option Agreement	5,500,000	(625,695)	—	(625,695)
Total	$5,507,656	$(571,419)	$—	$(602,028)
(1) Net amount included in the derivative caption on the consolidated balance sheet
	December 31, 2019
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$7,656	$—	$(22,953)
Securities Swap and Option Agreement	5,500,000	(41,093)	—	(41,093)
Total	$5,507,656	$(33,437)	$—	$(64,046)
(1) Net amount included in the derivative caption on the consolidated balance sheet

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2020 and December 31, 2019, the Asset Manager Affiliates had approximately $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates was deemed to have no value.

No distributions were declared during the three and six months ended June 30, 2020.

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

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2018	2018
Fee Revenue	$2,890,867	$5,950,527
Interest Income	1,582,005	2,268,591
Total Income	4,472,872	8,219,118
Operating Expenses	2,819,121	5,345,206
Interest Expense	1,535,588	2,713,106
Total Expenses	4,354,709	8,058,312
Income before unrealized gains on investments and income taxes	118,163	160,806
Unrealized gains on investments	(616,810)	203,461
(Loss) Income before income taxes	(498,647)	364,267
Income Tax (Benefit)	(201,612)	(328,566)
Net (Loss) Income	$(297,035)	$692,833

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

Management fees for the three months ended June 30, 2020 and 2019, were approximately $1.0 million and $1.0 million, respectively. Management fees for the six months ended June 30, 2020 and 2019, were approximately $2.0 million and $1.0 million, respectively. Incentive fees earned during the three and six months ended June 30, 2020, were approximately $455 thousand $557 thousand, all of which were waived pursuant to the Externalization Agreement. There were no incentive fees earned for the three and six months ended June 30, 2019.

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

The Company incurred $0.4 million and $0.9 million, respectively, of Administrative services expense for the three and six months ended June 30, 2020.The Company incurred $0.4 million and $0.4 million, respectively, of Administrative services expense for the three and six months ended June 30, 2019.

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. At June 30, 2020 and December 31, 2019, there were no loans outstanding under the Trimaran Credit Facility.

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

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,354,444; 2019 - $1,651,946)	$75,371,531	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,280,775; 2019 - $1,462,364)	97,040,123	78,108,535
	$172,411,654	$153,863,788

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2020 were 5.0% and 2.9 years, respectively, and as of December 31, 2019 were 5.4% and 3.4 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At June 30, 2020, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively. For the six months ended June 30, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $2.4 million and $2.4 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.4 million and $1.7 million remains to be amortized as of June 30, 2020 and December 31, 2019, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the six months ended June 30, 2020, the Company repurchased approximately $681 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $513 thousand, resulting in a realized gain on extinguishment of approximately $155 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 6.125% Notes Due 2022.

The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.4 million and $1.7 million at June 30, 2020 and December 31, 2019. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $74.0 million and $78.1 million at June 30, 2020 and December 31, 2019. The fair value was determined based on the closing price on June 30, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

For the three months ended June 30, 2020 and 2019 interest and fees expense related to the Prior Revolving Credit Facility was approximately $0 and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, interest and fees expense related to the Prior Revolving Credit Facility was approximately $0 and $0.9 million, respectively.

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

At June 30, 2020, GLPRF LLC was in compliance with all of its debt covenants and $98.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $98.3 million at June 30, 2020.

For the three and six months ended June 30, 2020 interest and fees expense related to the Revolving Credit Facility was approximately $1.1 million and $2.1 million, respectively.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$(25,769,235)	$(11,765,891)
Net change in unrealized depreciation (appreciation) from investments	29,359,742	(5,169,945)
Net realized losses	1,775,191	15,620,391
Book/tax differences on CLO equity investments	479,839	384,914
Book/tax differences on lease impairment	—	1,431,030
Other book/tax differences	615,647	962,187
Taxable (loss) income before deductions for distributions	$6,461,184	$1,462,686
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.14	$0.04
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.14	$0.04

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and six months ended June 30, 2019 the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At June 30, 2020, the Company had a net capital loss carryforward of $236.6 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the six months ended June 30, 2020, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of June 30, 2020 and December 31, 2019, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, approximately $23.2 million of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and approximately $741 thousand of deferred tax liabilities (primarily due to unrealized appreciation on investments).  The Company has assessed the realizability of the deferred tax assets and recorded a valuation allowance of approximately $22.4 million.  A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2020 and December 31, 2019, the Company had $29.2 million and $31.9 million outstanding commitments, respectively. However, at  June 30, 2020 only $2.4 million of our Debt Securities Portfolio is subject to a unilateral draw right by the borrower and the remaining commitments are subject to certain restrictions such as borrowing base, use of proceeds or leverage that must be satisfied before a borrower can draw down on the commitment.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2020 and December 31, 2019, the Company had a $21.7 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at June 30, 2020 our funding commitment was limited to approximately $6.7 million pursuant to the limitations described above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its former office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $0 and $149 thousand for the three months ended June 30, 2020 and 2019, respectively. The Company’s portion of rent expense was approximately $0 and $353 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

On November 1, 2019, the Company terminated the lease agreement.

10.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$448,297	$451,353,379	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	177	36,907	—	37,084
Stock-repurchase	(1,215)	(122,114)	—	(123,330)
Balance at March 31, 2020	$447,259	$451,268,171	$(331,345,818)	$120,369,612
Net investment income	—	—	2,599,906	2,599,906
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(881,151)	(881,151)
Net change in unrealized appreciation on investments	—	—	1,564,939	1,564,939
Distributions to Stockholders	—	—	(2,683,782)	(2,683,782)
Reinvested Dividends	232	27,894	—	28,126
Stock-repurchase	(2,539)	(281,456)	—	(283,995)
Balance, June 30, 2020	$444,952	$451,014,609	$(330,745,906)	$120,713,655

	Six Months Ended June 30, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance at March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028
Net investment income (loss)	—	—	897,740	897,740
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270,962)	(2,270,962)
Net change in unrealized appreciation on investments	—	—	542,900	542,900
Distributions to Stockholders	—	—	(3,733,415)	(3,733,415)
Reinvested Dividends	244	73,056	—	73,300
Stock-based compensation	—	—	—	—
Balance, June 30, 2019	$373,561	$307,172,819	$(168,350,789)	$139,195,591

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

During the three and six months ended June 30, 2020, the Company repurchased 253,896 and 375,444 of shares under the Stock Repurchase Program at an aggregate cost of approximately $284 thousand and $407 thousand.

During the three months ended June 30, 2020 and 2019, the Company issued 23,245 and 24,352, shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2020 and 2019, the Company issued 40,989 and 39,786 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2020 and 2019, there were no grants of restricted stock. For the six months ended June 30, 2019, 10,571 shares of restricted stock were forfeited, and 113,382 shares of restricted stock vested. The total number of shares of the Company’s common stock outstanding as of June 30, 2020 and December 31, 2019 was 44,495,221 and 44,829,676, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2019 through June 30, 2019 is as follows:

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31,2019, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2020, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2019 through June 30, 2019 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2019	123,953
Granted	—
Vested	(113,382)
Forfeited	(10,571)
Non-Vested Outstanding at June 30, 2019	—

For the three and six months ended June 30, 2019, non-cash compensation expense related to restricted stock was approximately $0 and $259,000.

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

The Company also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized during the three and six months ended June 30, 2019.

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

On August 5, 2020, the Board of Directors of the Company declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on August 28, 2020 to shareholders of record at the close of business as of August 17, 2020.

The Company has evaluated events and transactions occurring subsequent to June 30, 2020 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

In this regard, the pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO Fund investments and have adversely affected, and threaten to continue to adversely affect, the Company’s operations, particularly with respect to interest income received from our investments. We may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of payment-in-kind (“PIK”) interest we receive, or result in permanent impairments on our investments.

In the event that a CLO Fund fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. In this regard, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. The estimated timing and amount of future distributions, if any, from these CLO Fund Securities is uncertain. It is also possible, based upon current economic conditions resulting from the COVID-19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO Fund or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

We have had a significant reduction in our net asset value since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of June 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

We are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, our and our wholly-owned subsidiary’s outstanding borrowings contain affirmative and negative covenants, including, in the case of us, compliance with certain provisions of the 1940 Act relating to borrowing and dividends, and events of default.  As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and we and our wholly-owned subsidiary were in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic increases the risk of breaching the relevant covenants. If we or our wholly-owned subsidiary fail to satisfy the respective covenants of our borrowings, or are unable to cure any event of default or obtain a waiver, it could result in foreclosure under the borrowing arrangement, which would accelerate our repayment obligations under the borrowing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure”  included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

Proposed Merger with Garrison Capital, Inc.

On June 24, 2020, the Company entered into a merger agreement with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company.

Under the terms of the proposed transaction, GARS stockholders will receive a combination of (i) $19.1 million in cash from the Company; (ii) shares of the Company’s common stock valued at 100% of its net asset value per share at the time of closing of the transaction in an aggregate number equal to GARS’ net asset value at closing minus the $19.1 million of cash merger consideration payable by the Company; and (iii) an additional cash payment from the Adviser of $5.0 million in the aggregate.

The exchange ratio for the stock component of the merger will be determined by the net asset value of GARS and the Company as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction.  In addition to approval by GARS’ and the Company’s respective stockholders, the closing of the merger is subject to customary conditions. The Company currently expects the transaction to be completed in the fourth calendar quarter of 2020.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2020 (unaudited) and for the year ended December 31, 2019 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2018 2019 Activity:	$147,861,744	$44,325,000	$2,038,020	$3,470,000	$30,857,107	$—	$228,551,871
Purchases / originations / draws	164,680,210	—	14,966,500	—	15,857,536	30,609	195,534,855
Pay-downs / pay-offs / sales	(123,783,352)	(13,629,382)	(371,222)	—	(4,644,523)	—	(142,428,478)
Net accretion of interest	366,805	6,162,690	—	—	—	—	6,529,495
Net realized gains (losses)	(8,841,780)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(15,619,046)
Increase (decrease) in fair value	6,519,282	(3,494,888)	(4,856,831)	—	3,017,847	(64,046)	1,121,364
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	76,904,791	—	1,285,833	—	9,373,102	—	87,563,726
Pay-downs / pay-offs / sales	(46,340,276)	(2,591,162)	(497,058)	—	(4,734,718)	(536,968)	(54,700,182)
Net accretion of interest	1,280,021	2,111,322	—	—	—	—	3,391,343
Net realized gains (losses)	(1,277,443)	—	(1,189,287)	—	—	536,968	(1,929,762)
Increase (decrease) in fair value	(8,498,305)	(14,596,754)	74,018	—	(5,800,718)	(537,983)	(29,359,742)
Fair Value at June 30, 2020	$208,871,696	$16,891,608	$9,537,926	$—	$43,925,633	$(571,420)	$278,655,444

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

The following table shows the Company’s portfolio by security type at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$2,067,817	$2,067,817	1	$4,207,107	$4,207,107	2
Senior Secured Loan	132,085,591	127,628,674	45	91,245,574	88,788,639	32
Junior Secured Loan	90,130,391	78,366,056	28	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	242,726	0	620,145	403,615	—
Senior Secured Bond	252,025	250,340	0	—	—	—
Subordinated Note	2,165,304	2,383,900	1	2,165,304	2,422,281	1
CLO Fund Securities	46,138,878	16,891,608	6	46,618,717	31,968,202	12
Equity Securities	21,760,483	9,537,926	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	—	—
Joint Ventures	53,232,923	43,925,633	16	48,594,539	45,087,967	16
Derivatives	30,609	(571,419)	(0)	30,609	(33,437)	—
Total	$366,275,396	$280,723,261	100%	$334,089,559	$277,897,166	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$12,079,777	$12,054,514	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	-	17,791,230	—	—
Automotive	$5,494,693	$5,207,510	2	$5,504,508	$5,541,823	2
Banking, Finance, Insurance & Real Estate	5,521,546	4,747,628	2	4,679,345	4,554,055	2
Beverage, Food and Tobacco	$4,245,252	$3,895,521	1	$7,899,181	$7,750,305	3
Capital Equipment	12,354,826	10,506,400	4	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	$3,275,544	$3,297,668	1	$345,833	$389,320	-
CLO Fund Securities	46,138,878	16,891,608	6	46,618,717	31,968,202	12
Consumer goods: Durable	6,053,483	5,153,265	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	$2,819,901	$2,494,575	1	$2,831,640	$2,616,480	1
Electronics	12,674,162	13,176,075	5	12,511,345	13,636,090	5
Energy: Oil & Gas	$10,906,970	$3,425,149	1	$12,522,303	$4,919,950	2
Environmental Industries	3,968,525	3,450,066	1	3,998,816	3,924,947	1
Forest Products & Paper	$1,573,605	$1,378,080	0	$1,570,609	$1,534,240	1
Healthcare, Education and Childcare	13,815,523	12,976,718	5	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	$53,432,874	$43,577,464	16	$42,461,467	$33,637,136	12
High Tech Industries	19,830,600	16,544,359	6	18,816,125	17,481,155	6
Hotel, Gaming & Leisure	$—	$—	-	$—	$—	-
Joint Ventures	53,232,923	43,925,633	16	48,594,539	45,087,967	16
Media: Advertising, Printing & Publishing	$—	$—	-	$—	$—	-
Media: Broadcasting & Subscription	4,353,914	4,318,087	2	4,614,647	4,567,266	2
Media: Diversified & Production	$2,781,657	$2,632,779	1	$2,886,325	$2,887,230	1
Metals & Mining	1,199,978	1,206,800	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	$—	$—	-	$2,534,318	$2,829,436	1
Services: Business	40,656,374	39,447,964	14	22,726,850	21,415,794	8
Services: Consumer	$4,376,836	$4,169,749	1	$4,512,488	$4,493,529	2
Telecommunication	6,560,798	6,331,640	2	8,751,454	8,164,050	3
Textiles and Leather	$12,402,364	$11,090,844	4	$12,389,673	$12,180,290	4
Money Market Accounts	2,067,817	2,067,817	1	4,207,107	4,207,107	2
Transportation: Cargo	$6,665,346	$6,755,348	2	$8,216,303	$8,300,043	3
U.S. Government Obligations	—	—	-	—	—	—
Total	$366,275,396	$280,723,261	100%	$334,089,559	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 9.7% and 10.9%, respectively. At June 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 7.7% and 9.0%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at June 30, 2020 was spread across 23 different industries and 68 different entities with an average par balance per entity of approximately $4.0 million. As of June 30, 2020, nine of our investments were on non-accrual status. As of December 31, 2019, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At June 30, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 22.3% and 25.3%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 7.9% and 10.6%, respectively, of our total assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 5.5% and 10.6% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of June 30, 2020, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at June 30, 2020 and December 31, 2019, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2020 and December 31, 2019, we had approximately $16.9 million and $32.0 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of June 30, 2020 and December 31, 2019 are as follows:

			June 30, 2020(2)		December 31, 2019(2)
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,026,908	1,534,148	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	10,013,294	3,163,259	9,995,658	6,379,580
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,479,856	1,089,075	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,100,213	935,433	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,057,996	3,092,193	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,395,013	7,077,500	9,594,090	8,530,751
Total			$46,138,878	$16,891,608	$46,618,717	$31,968,202

[1]	Represents percentage of class held at June 30, 2020.
[2]	Other than Dryden 30 Senior Loan Fund, all of our CLO Fund securities investments were managed by affiliates as of June 30, 2020 and December 31, 2019.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that 4 of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. The estimated timing and amount of future distributions, if any, from these CLO Fund Securities is uncertain. It is also possible, based upon current economic conditions resulting from the COVID 19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of June 30, 2020	As of December 31, 2019
Investment at fair value	$26,279,124	$33,737,631
Total Assets	$26,279,124	$33,737,631
Total Liabilities	$729,954	$135,457
Total Equity	25,549,170	33,602,174
Total Liabilities and Equity	$26,279,124	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income	$1,178,220	$1,008,338	$2,395,633	$2,159,724
Operating expenses	11,500	1,479	31,500	18,992
Net investment income	1,166,720	1,006,859	2,364,133	2,140,732
Unrealized appreciation on investments	3,835,990	(1,278,063)	(7,363,326)	4,048,759
Net income	$5,002,710	$(271,204)	$(4,999,193)	$6,189,492

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2020

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 21.5%, 12/29 maturity	100.0%	$40,706,201	$26,279,124
Total Investments			$40,706,201	$26,279,124

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

The fair value of our investment in the BCP Great Lakes Partnership at June 30, 2020 and December 31, 2019 was $27.2 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2020 and December 31, 2019, we have a $21.7 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at June 30, 2020 our funding commitment was limited to approximately $6.7 million pursuant to the limitations described above.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. Our Asset Manager Affiliates was deemed to have no value at June 30, 2020 and December 31, 2019. There were no distributions from the Asset Manager Affiliates during the first three quarters of 2019. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of June 30, 2020 and December 31, 2019.

Investment in Joint Ventures. For the three months ended June 30, 2020 and 2019, the Company recognized $1.0 million and $1.3 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2020 and 2019, the Company recognized  $2.6 million and $2.2 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2020 and December 31, 2019, the fair value of our investments in Joint Ventures was approximately $43.9 million and $45.1 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2020 and 2019  and was approximately $7.3 million and $6.9 million, respectively. Of these amounts, approximately $5.2 million and $3.8 million, respectively was attributable to interest income on our Debt Securities Portfolio.

Investment income for the six months ended June 30, 2020 and 2019 was approximately $15.1 million and $12.7 million, respectively. Of these amounts, approximately $10.1 million and $6.8 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At June 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 9.7% and 10.9%, respectively. At June 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 7.7% and 9.0%, respectively.

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

For the three months ended June 30, 2020 and 2019, approximately $0.9 million and $1.7 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2020 and 2019, approximately $2.1 million and $3.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $2.6 million and $3.9 million of taxable distributable income on distributions from our CLO Fund Securities during the six months ended June 30, 2020 and 2019, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees. Management fees for the three months ended June 30, 2020 and 2019, were approximately $1.0 million and $1.0 million, respectively. Incentive fees earned during the three months ended June 30, 2020 and 2019, were approximately $455 thousand and $0, all of which were waived pursuant to the Externalization Agreement.

Management fees for the six months ended June 30, 2020 and 2019, were approximately $2.0 million and $1.0 million, respectively. Incentive fees earned during six months ended June 30, 2020 and 2019, were approximately $557 thousand and $0, all of which were waived pursuant to the Externalization Agreement.

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

Total expenses for the three months ended June 30, 2020 and 2019 were approximately $4.7 million and $6.0 million, respectively.

For the three months ended June 30, 2020 and 2019, interest expense and amortization on debt issuance costs for the period was approximately $2.4 million and $2.0 million, respectively, on average debt outstanding of $169 million and $121 million, respectively.

For the three months ended June 30, 2020 and 2019, respectively, professional fees and insurance expenses totaled approximately $0.7 million and $0.9 million. Other general and administrative costs, (which in 2019 include rent expense on the Company’s lease obligation, which was terminated in the fourth quarter of 2019), and other administrative expenses, totaled approximately $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.

During the second quarter of 2019, the Company recorded an impairment charge of approximately $1.4 million to write down the lease right-of-use asset for office space previously occupied by the Company. The impairment charge is recorded as a separate line item within the expense section of the consolidated statement of operations.

For the six months ended June 30, 2020 and 2019, professional fees and insurance expenses totaled approximately $1.7 million and $2.6 million respectively. For the six months ended June 30, 2019, the Company incurred approximately $1.0 million of professional fees in connection with the Externalization. Other general and administrative expenses, which in 2019 includes rent expense on the Company’s lease obligation, technology and other office and administrative expenses, totaled approximately $0.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Total expenses for the six months ended June 30, 2020 and 2019 were approximately $9.7 million and $14.0 million, respectively. For the six months ended June 30, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to a non-cash impairment charge to write down the value of the right-of-use asset for the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of the lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the six months ended June 30, 2020 and 2019, interest expense and amortization on debt issuance costs for the period was approximately $4.7 million and $3.8 million, respectively, on average debt outstanding of $154 million and $113 million, respectively. For the six months ended June 30, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization. Since April 1, 2019, as a result of the Externalization, the Company no longer has employees and does not incur employee compensation costs. For the six months ended June 30, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2020, net investment income and net realized gains were approximately $1.7 million, or $0.04 per share. For the three months ended June 30, 2019, net investment income and net realized losses were approximately ($1.4) million, or ($0.04) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

For the six months ended June 30, 2020, net investment income and net realized losses were approximately $3.4 million, or $0.08 per share. For the six months ended June 30, 2019, net investment loss and net realized losses were approximately ($16.9) million, or ($0.45) per share.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the six months ended June 30, 2020, GAAP-basis net investment income was approximately $5.4 million or $0.12 per share, while tax-basis distributable income was approximately $6.5 million or $0.14 per share. For the six months ended June 30, 2019, GAAP-basis net investment income was approximately $(1.3) million or $(0.04) per basic share, while tax-basis distributable income was approximately $1.5 million or $0.04 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2020, our total investments had net unrealized appreciation of approximately $1.6 million. Included in the net unrealized appreciation are unrealized depreciation on CLO Fund Securities of approximately $2.9 million unrealized appreciation and on equity securities of approximately $0.4 million, an unrealized appreciation of $2.3 million on our Joint Ventures investment, unrealized appreciation on our debt securities of $2.3 million, and unrealized depreciation of $0.5 million on our derivatives. During the three months ended June 30, 2019, our total investments had net unrealized appreciation of approximately $0.5 million. Included in the net unrealized appreciation are unrealized depreciation on CLO Fund Securities of approximately $0.6 million unrealized appreciation and on equity securities of approximately $0.2 million, an unrealized depreciation of $1.3 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $2.3 million.

During the six months ended June 30, 2020, our total investments had net unrealized depreciation of approximately $29.4 million. Included in the net unrealized depreciation for the six months ended June 30, 2020, are unrealized depreciation on CLO Fund Securities of approximately $14.6 million, net unrealized appreciation on equity securities of approximately $0.1 million, unrealized depreciation of $0.5 million on our derivatives, no unrealized on the Asset Manager Affiliates, as well as an unrealized depreciation of $5.8 million on our Joint Ventures investment and unrealized depreciation on our debt securities of approximately $8.5 million. During the six months ended June 30, 2019, our total investments had net unrealized appreciation of approximately $5.2 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $1.9 million unrealized depreciation and on equity securities of approximately $4.9 million, no unrealized depreciation on the Asset Manager Affiliates, as well as an unrealized appreciation of $4.0 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $4.2 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2020 was $3.3 million, or $0.07 per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2019 was ($0.8) million, or $(0.02) per share.

The net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2020 was ($25.8) million, or $(0.58) per basic share. Net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2019 was ($11.8) million, or $(0.32) per share.

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

As of June 30, 2020 and December 31, 2019 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2020	December 31, 2019
Cash	$414,159	$136,864
Restricted Cash	11,398,350	4,967,491
Short-term investments	2,067,817	4,207,107
Senior Secured Loan	127,628,674	88,788,639
Junior Secured Loan	78,366,056	95,188,373
Subordinated Note	2,383,900	2,422,281
Senior Unsecured Bond	242,726	403,615
Senior Secured Bond	250,340	—
CLO Fund Securities	16,891,608	31,968,202
Equity Securities	9,537,926	9,864,419
Joint Ventures	43,925,633	45,087,967
Derivatives	(571,419)	(33,437)
Total	$292,535,771	$283,001,520

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2020, we had approximately $175 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 167%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

During the three and six months ended June 30, 2020, the Company repurchased approximately $109 thousand and $681 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $95 thousand and $513 thousand, resulting in a realized gain on extinguishment of $464 and $154,571, respectively. The Company subsequently surrendered these notes to the Trustee for cancellation.

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

At June 30, 2020, GLPRF LLC was in compliance with all of its debt covenants and $98.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

On August 5, 2020, the Board of Directors of the Company declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on August 28, 2020 to shareholders of record at the close of business as of August 17, 2020.

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

The following table sets forth the quarterly distributions paid by us since 2018.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.12
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

1	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

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

During the three and six months ended June 30, 2020, the Company repurchased 253,896 and 375,444 of shares under the Stock Repurchase Program at an aggregate cost of approximately $284 thousand and $407 thousand, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2020 and December 31, 2019, we had approximately $29.2 million and $31.9 million commitments to fund investments, respectively. However, at  June 30, 2020 only $2.4 million of our Debt Securities Portfolio is subject to a unilateral draw right by the borrower and the remaining commitments are subject to certain restrictions such as borrowing base, use of proceeds or leverage that must be satisfied before a borrower can draw down on the commitment. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2020 and December 31, 2019, we had a $21.7 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at June 30, 2020 our funding commitment was limited to approximately $6.7 million pursuant to the limitations described above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$175,046,874	$—	$76,725,975	$98,320,899	$—

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

Our investments in our wholly-owned Asset Manager Affiliates are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described above). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of PIK interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2020, nine of our investments were on non-accrual status.

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

On August 5, 2020, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on August 28, 2020 to stockholders of record at the close of business as of August 17, 2020.

The following table sets forth the quarterly distributions paid by us for the 2020, 2019 and 2018 calendar years.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.12
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

RECENT DEVELOPMENTS

On June 24, 2020, the Company entered into a merger agreement with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company.

Under the terms of the proposed transaction, GARS stockholders will receive a combination of (i) $19.1 million in cash from the Company; (ii) shares of the Company’s common stock valued at 100% of its net asset value per share at the time of closing of the transaction in an aggregate number equal to GARS’ net asset value at closing minus the $19.1 million of cash merger consideration payable by the Company; and (iii) an additional cash payment from the Adviser of $5.0 million in the aggregate.

The exchange ratio for the stock component of the merger will be determined by the net asset value of GARS and the Company as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction.  In addition to approval by GARS’ and the Company’s respective stockholders, the closing of the merger is subject to customary conditions. The Company currently expects the transaction to be completed in the fourth calendar quarter of 2020.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2020, approximately 80% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 64% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2020, we had $175.0 million (par value) of borrowings outstanding at a current weighted average rate of 5.0%, of which $76.7 million par value had a fixed rate and $98.3 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2020 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$991,839	$2,020,917	$4,287,495
Decrease in interest rate	$(938,006)	$(1,667,334)	$(2,453,684)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.0 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.0 million and $4.3 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $0.9 million, $1.7 million and $2.5 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our and our portfolio companies’ business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic could impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Adviser’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business;

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

•

Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in write-downs or write-offs in the value of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;

•

Borrowers of loans, notes and other credit instruments in our portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments and lower-than-expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income;

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and such measures are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments;

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

While we did not engage in any sales of unregistered securities during the six months ended June 30, 2020, we issued a total of 40,989 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the six months ended June 30, 2020, the aggregate value of the shares of our common stock issued under our DRIP was approximately $65,000.

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2020:

	Total Number of Shares Purchase	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	121,548	$1.01	121,548	9,878,452

May 1-May 31, 2020	253,896	$1.12	253,896	9,624,556
Total, June 30, 2020	375,444		375,444

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

2.1

Agreement and Plan of Merger, dated as of June 24, 2020 by and among Portman Ridge Finance Corporation, Citadel Acquisition Sub Inc., Garrison Capital Inc. and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on June 24, 2020).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 6, 2020	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *