Form 10-Q
period 2020-09-30
Portman Ridge Finance Corp
filed 2020-11-09
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of common stock of the registrant as of November 5, 2020 was 44,169,060.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2020 - $10,219,782; 2019 - $4,207,107)	$10,219,782	$4,207,107
Debt securities (amortized cost: 2020 - $216,394,990; 2019 - $194,686,364)	204,566,258	186,802,908
CLO Fund Securities managed by affiliates (amortized cost: 2020 - $44,741,934; 2019 - $45,099,076)	17,458,715	29,984,047
CLO Fund Securities managed by non-affiliates (amortized cost: 2020 - $1,360,499; 2019 - $1,519,641)	1,333,150	1,984,155
Equity securities (cost: 2020 - $21,588,325; 2019 - $22,160,993)	9,703,027	9,864,419
Asset Manager Affiliates (cost: 2020 - $17,791,230; 2019 - $17,791,230)	—	—
Joint Ventures (cost: 2020 - $54,992,546; 2019 - $48,594,539)	46,831,611	45,087,967
Derivatives (cost: 2020 - $30,609; 2019 - $30,609)	(1,033,048)	(33,437)
Total Investments at Fair Value (cost: 2020 - $367,119,915; 2019 - $334,089,559)	289,079,495	277,897,166
Cash	677,438	136,864
Restricted cash	4,907,105	4,967,491
Interest receivable	1,927,149	1,367,447
Receivable for unsettled trades	1,847,146	24,420,045
Due from affiliates	187,344	473,100
Other assets	1,508,694	1,112,150
Total Assets	$300,134,371	$310,374,263
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,207,830; 2019 - $1,651,946)	$75,518,145	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,189,295; 2019 - $1,462,364)	93,131,603	78,108,535
Payable for unsettled trades	—	—
Accounts payable and accrued expenses	1,574,838	1,386,981
Accrued interest payable	752,270	136,486
Due to affiliates	1,596,260	1,711,793
Management and incentive fees payable	1,615,157	1,076,645
Total Liabilities	174,188,273	158,175,693
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 45,098,322 issued, and 44,169,060 outstanding at September 30, 2020, and 45,024,535 issued, and 44,829,676 outstanding at December 31, 2019	441,691	448,297
Capital in excess of par value	450,601,352	451,353,379
Total distributable (loss) earnings	(325,096,945)	(299,603,106)
Total Stockholders' Equity	125,946,098	152,198,570
Total Liabilities and Stockholders' Equity	$300,134,371	$310,374,263
NET ASSET VALUE PER COMMON SHARE	$2.85	$3.40

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest from investments in debt securities	$4,517,268	$3,882,096	$13,910,567	$10,650,753
Payment-in-kind investment income	434,446	311,936	1,125,343	325,478
Interest from short-term investments	—	13,952	15,279	66,065
Investment income on CLO Fund Securities managed by affiliates	587,239	1,454,086	2,493,600	3,193,840
Investment income on CLO Fund Securities managed by non-affiliates	42,341	107,889	247,302	1,894,737
Investment income - Joint Ventures	2,182,466	1,300,590	4,760,485	3,542,257
Capital structuring service fees	23,602	5,647	302,887	116,645
Total investment income	7,787,362	7,076,196	22,855,463	19,789,775
Expenses:
Management fees	1,043,645	1,026,000	3,063,719	2,052,100
Performance-based incentive fees	571,846	—	1,128,726	—
Interest and amortization of debt issuance costs	2,239,911	2,280,627	6,984,852	6,063,984
Compensation	—	—	—	3,688,578
Professional fees	439,503	644,485	1,810,450	2,827,131
Insurance	177,154	129,157	478,058	577,257
Administrative services expense	470,435	438,502	1,361,700	848,102
Other general and administrative expenses	147,818	314,992	522,091	1,374,606
Lease termination costs	—	—	—	1,431,030
Total expenses	5,090,312	4,833,763	15,349,596	18,862,788
Management and performance-based incentive fees waived	—	—	(556,880)	—
Net Expenses	5,090,312	4,833,763	14,792,716	18,862,788
Net Investment Income (Loss)	2,697,050	2,242,433	8,062,747	926,987
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(1,890,090)	(1,176,073)	(3,819,851)	(16,796,465)
Net change in unrealized appreciation (depreciation) on:
Debt securities	4,553,027	(621,192)	(3,945,277)	3,584,578
Equity securities	337,258	(909,990)	411,276	(5,809,402)
CLO Fund Securities managed by affiliates	1,573,272	(2,715,673)	(12,168,189)	(3,330,808)
CLO Fund Securities managed by non-affiliates	363,430	55,174	(491,863)	2,531,746
Joint Venture Investments	1,146,355	(1,104,502)	(4,654,363)	2,897,649
Derivatives	(461,629)	(20,959)	(999,612)	(20,959)
Total net change in unrealized appreciation (depreciation)	7,511,713	(5,317,142)	(21,848,028)	(147,196)
Net realized and unrealized appreciation (depreciation) on investments	5,621,623	(6,493,215)	(25,667,879)	(16,943,661)
Realized gains on extinguishments of Debt	—	—	154,571	—
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$8,318,673	$(4,250,782)	$(17,450,561)	$(16,016,674)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.19	$(0.11)	$(0.39)	$(0.43)
Diluted:	$0.19	$(0.11)	$(0.39)	$(0.43)
Net Investment Income Per Common Share:
Basic:	$0.06	$0.06	$0.18	$0.02
Diluted:	$0.06	$0.06	$0.18	$0.02
Weighted Average Shares of Common Stock Outstanding—Basic	44,417,783	37,361,746	44,616,502	37,348,835
Weighted Average Shares of Common Stock Outstanding—Diluted	44,417,783	37,361,746	44,616,502	37,348,835

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operations:
Net investment income	$8,062,747	$926,987
Net realized (losses) gains from investment transactions	(3,819,851)	(16,796,465)
Realized gains from extinguishments of debt	154,571	—
Net change in unrealized (depreciation) appreciation on investments	(21,848,028)	(147,196)
Net (decrease) increase in stockholders’ equity resulting from operations	(17,450,561)	(16,016,674)

Stockholder distributions:	(8,043,278)	(9,707,773)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	104,238	167,512
Stock repurchase	(862,871)	—
Stock based compensation	—	258,936
Net (decrease) increase in net assets resulting from capital share transactions	(758,633)	426,448
Net assets at beginning of period	152,198,570	158,021,011
Net assets at end of period	$125,946,098	$132,723,012
Net asset value per common share	$2.85	$3.55
Common shares outstanding at end of period	44,169,060	37,371,912

(1)	Refer to note 10 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$(17,450,561)	$(16,016,674)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized losses on investment transactions	3,819,851	16,796,465
Net change in unrealized appreciation (depreciation) from investments	21,848,028	147,196
Purchases of investments	(107,085,081)	(106,626,968)
Proceeds from sales and redemptions of investments	75,298,827	80,926,508
Net accretion of investments	(4,683,861)	(5,001,145)
Amortization of debt issuance costs	705,256	787,011
Realized gains on extinguishments of debt	(154,571)	—
Net amortization of operating lease	—	(143,016)
Operating lease impairment	—	1,431,030
Net payment-in-kind interest income	(380,093)	(325,478)
Stock-based compensation	—	258,936
(Increase) decrease in operating assets:
Receivable for unsettled trades	22,572,899	-
Interest and dividends receivable	(559,702)	94,598
Due from affiliates	285,756	336,685
Other assets	(396,544)	(419,565)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	8,284,443
Accrued interest payable	615,784	131,782
Management and incentive fees payable	538,512	1,026,000
Due to affiliates	(115,533)	365,338
Accounts payable and accrued expenses	187,857	(1,777,859)
Net cash used in operating activities	(4,953,176)	(19,724,713)
FINANCING ACTIVITIES:
Debt issuance costs	(1,342)	(372,150)
Stock repurchase program	(862,871)	—
Distributions to stockholders	(7,939,040)	(9,540,261)
Repurchase of 6.125% Notes Due 2022	(513,383)	—
Borrowings from Revolving Credit Facilities	47,250,000	85,000,000
Repayment of Revolving Credit Facilities	(32,500,000)	(63,335,599)
Net cash provided by financing activities	5,433,364	11,751,990
CHANGE IN CASH AND RESTRICTED CASH	480,188	(7,972,722)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	5,104,355	9,324,466
CASH AND RESTRICTED CASH, END OF PERIOD	$5,584,543	$1,351,744
Amounts per balance sheet:
Cash	$677,438	$341,166
Restricted cash	4,907,105	1,010,578
Total Cash and Restricted cash	$5,584,543	$1,351,744
Supplemental Information:
Interest paid during the period	$5,663,812	$4,772,071
Dividends paid during the period under the dividend reinvestment plan	$104,238	$167,512

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2020

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc. 7905 Cochran Road Suite 300 Glenwillow, OH 44139 Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes 8.0% Cash, 10.0% PIK, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 10/23	6/13/2012	$1,400,030	$951,271	$2,940

Advantage Capital Holdings LLC 415 Bedford Road - Suite 102 Pleasantville NY, 10570 Banking, Finance, Insurance & Real Estate	(8)(13)(14)(22)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	-	-	2,395

Advantage Capital Holdings LLC 415 Bedford Road - Suite 102 Pleasantville NY, 10570 Banking, Finance, Insurance & Real Estate	(8)(13)(14)(22)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,422,152	2,422,152	2,425,301

Advantage Capital Holdings LLC 415 Bedford Road - Suite 102 Pleasantville NY, 10570 Banking, Finance, Insurance & Real Estate	(8)(13)(14)(22)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	934,610	934,610	935,825

Akumin Corp. 8300 W. Sunrise Boulevard Plantation, FL, 33322 Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Initial Term B Loan 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 5/24	5/31/2019	2,236,734	2,197,355	2,141,449

Allied Universal Holdco LLC 161 Washington St, Suite 600, Conshohocken, PA 19428 Services: Business	(8)(14)(22)	Senior Secured Loan — Initial Term Loan 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/26	3/23/2020	5,169,539	4,296,005	5,123,841

Anthem Sports & Entertainment Inc. 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	(8)(13)(14)(22)	Senior Secured Loan — Revolving Loan 4.3% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 3.35%; Libor Floor 1.00% , Due 9/24	9/9/2019	416,667	383,812	376,583

Anthem Sports & Entertainment Inc. 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	(8)(13)(14)(22)	Senior Secured Loan — Term Loan 9.1% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 8.15%; Libor Floor 1.00% , Due 9/24	9/9/2019	3,820,769	3,708,349	3,679,400

BMC Acquisition, Inc. (aka BenefitMall) 12404 Park Central Drive, Suite 400S Dallas, TX, 75251 Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/24	1/2/2018	2,917,500	2,916,459	2,815,096

C.P. Converters Acquisition, Inc. 15 Grumbacher Rd, York, PA 17406 Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 8.8% Cash, Prime (3.25%) + 5.50%; Libor Floor 1.00% , Due 6/23	6/26/2020	2,962,500	2,895,047	2,935,838

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Care Hospice Acquisition, Inc. 500 Faulconer Drive, Suite 200 Charlottesville, VA 22903 Healthcare & Pharmaceuticals	(8)(13) (14)	Senior Secured Loan — Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 4/22	4/17/2020	4,974,969	4,936,679	4,981,436

Carestream Health, Inc. 150 Verona Street, Rochester, NY 14608 Healthcare & Pharmaceuticals	(8)(13) (14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 8.0% PIK, 6 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 8/23	5/8/2020	1,596,869	1,405,008	1,328,914

Child Development Schools, Inc. 6053 Veterans Pkwy, Bldg 300, Columbus, GA 31909 Services: Consumer	(8)(13) (14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 5/23	6/6/2018	4,314,719	4,308,990	4,193,044

Coinamatic Canada Inc. (fka 8433143 Canada Limited ) 301 Matheson Blvd West, Mississauga, ON, L5R 3G3, Canada Consumer goods: Durable	(3)(13) (14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	521,646	461,244	452,528

Colibri Group, LLC McKissock, LLC 218 Liberty Street, Warren, PA 16365 Services: Business	(8)(13)(14)(20)(22)	Senior Secured Loan — Last out DDTL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	932,983	926,675	923,933

Colibri Group, LLC McKissock, LLC 218 Liberty Street, Warren, PA 16365 Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Term Loan 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	6,033,990	5,993,197	5,975,461

Colibri Group, LLC McKissock, LLC 218 Liberty Street, Warren, PA 16365 Services: Business	(8)(13)(14)(20)(22)	Senior Secured Loan — Last Out Second Amendment TL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	690,407	685,740	683,710

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) 2711 Centerville Road, Suite 400, Wilmington, DE 19808 Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 1/22	6/11/2020	1,265,625	1,245,521	1,182,094

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) 2711 Centerville Road, Suite 400, Wilmington, DE 19808 Beverage, Food and Tobacco	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 3 Month Libor (1.00%) + 10.00%; Libor Floor 1.00% , Due 2/22	6/11/2020	3,083,490	3,087,272	2,631,250

Deliver Buyer Inc. 131 Griffin Way, Mount Washington, KY 40047 Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	7/1/2020	2,900,000	2,818,014	2,813,000

Dental Implant Holdings, LLC 8350 E. Crescent Pkway, Suite 30, Greenwood Village, CO 80111 Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Revolving Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 1/23	12/18/2019	-	-	(127,016)

Dental Implant Holdings, LLC 8350 E. Crescent Pkway, Suite 30, Greenwood Village, CO 80111 Healthcare & Pharmaceuticals	(8)(13)(14)(20)	Senior Secured Loan — Term Loan 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 1/23	12/18/2019	500,000	460,705	463,050

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) Jachthavenweg 109 H, Amsterdam, 1081 KM , Netherlands High Tech Industries	(3)(13)	Senior Secured Loan — EUR Term Loan A 0.0% Cash, 5.0% PIK, Due 5/25	5/11/2020	284,616	283,322	255,896

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) Jachthavenweg 109 H, Amsterdam, 1081 KM , Netherlands High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A 0.0% Cash, 5.0% PIK, Due 5/25	5/29/2020	1,448,991	1,033,767	1,122,968

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) Jachthavenweg 109 H, Amsterdam, 1081 KM , Netherlands High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B 0.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	1,458,881	1,043,657	488,725

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) Jachthavenweg 109 H, Amsterdam, 1081 KM , Netherlands High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	959,944	942,980	940,745

Drilling Info Holdings, Inc. 2901 Via Fortuna #200 Austin, TX 78746 High Tech Industries	(8)(13)(14)(22)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	(0)	(1,451)	(18,464)

Drilling Info Holdings, Inc. 2901 Via Fortuna #200 Austin, TX 78746 High Tech Industries	(8)(13)(14)(22)	Senior Secured Loan — Initial Term Loan (First Lien) 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/25	6/27/2019	466,812	466,812	443,144

Drilling Info Holdings, Inc. 2901 Via Fortuna #200 Austin, TX 78746 High Tech Industries	(8)(13)(14)(22)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.7% Cash, 1 Month Libor (0.15%) + 4.50% , Due 7/25	2/14/2020	995,000	990,599	940,872

Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.) 4000 Legato Road, 9th Floor Fairfax, VA 22033 Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month Libor (0.15%) + 6.74% , Due 7/26	12/18/2019	300,000	271,394	288,282

Ensono, LP (formerly known as Acxiom IT Outsourcing, LP) 3333 Finley Road Downers Grove, IL 60515 Telecommunication	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.4% Cash, 1 Month Libor (0.15%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,523,075	1,610,410

Evergreen North America Acquisition, LLC (f/k/a Industrial Services Acquisition, LLC) 704-C Old Undewood Rd. La Porte, Texas 77571 Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 6/22	6/21/2016	991,412	993,196	965,139

Firstlight Holdco Inc. 491 Lisbon Street Lewistown, ME 04240 Telecommunication	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, 1 Month Libor (0.15%) + 7.50% , Due 7/26	12/18/2019	400,000	360,277	379,240

GI Advo Opco, LLC 2520 Wrangle Hill Rd, Ste 200 Bear, DE 19701 Healthcare & Pharmaceuticals	(5)(8)	Senior Secured Loan — Initial Term Loan (First Lien) 11.0% Cash, Prime (7.00%) + 4.00% , Due 11/21	11/19/2015	180,304	164,853	-

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
GI Revelation Acquisition LLC 283 Greenwich Ave, Greenwich, CT 06830 Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 4/25	5/22/2020	3,912,450	3,475,135	3,698,439

GK Holdings, Inc. (aka Global Knowledge) 9000 Regency Parkway Suite 400, Cary, NC 27518 Services: Business	(5)(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 13.3% Cash, 3 Month Libor (1.00%) + 12.25%; Libor Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,494,378	819,600

Global Tel*Link Corporation 12021 Sunset Hills Road, Suite 100, Reston, VA 20190 Telecommunication	(8)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,480,205	1,047,750

Grupo HIMA San Pablo, Inc. P.O. Box 4980 Caguas, PR 00726 Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,146,178	1,927,367

Grupo HIMA San Pablo, Inc. P.O. Box 4980 Caguas, PR 00726 Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (2.00%) + 8.50%; Libor Floor 2.00% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,411,742

Hayward Industries, Inc. 620 Division Street, Elizabeth, NJ 07207 Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25% , Due 8/25	12/18/2019	2,159,333	1,879,348	2,021,568

Helix Acquisition Holdings, Inc. (aka MW Industries, Inc) 9501 Technology Boulevard, Suite 401, Rosemont, IL 60018 Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.2% Cash, 3 Month Libor (0.24%) + 7.98% , Due 9/25	12/18/2019	1,400,000	1,209,583	1,205,169

Hoffmaster Group, Inc. 2920 N. Main Street P.O. Box 2038 Oshkosh, WI 54903 Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,575,119	1,244,480

Idera, Inc. 2950 North Loop Freeway West Suite 700, Houston, TX 77042 High Tech Industries	(8)(13)(14)(22)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 3 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,404,894	7,219,500

Infobase Holdings, Inc. 132 West 31st Street New York, NY 10001 High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,862,500	1,853,251	1,853,001

Infobase Holdings, Inc. 132 West 31st Street New York, NY 10001 High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,974,625	1,964,821	1,964,554

Ivanti Software, Inc. (fka LANDesk Group, Inc.) 10377 South Jordan Gateway, Suite 110, South Jordan, UT 84095 High Tech Industries	(8)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 1 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 1/25	3/10/2017	1,228,619	1,228,619	1,193,812

Location Services Holdings, LLC 3923 Ranchero Drive Ann Arbor, MI 48108 Services: Business	(8)(13)(14)(22)	Senior Secured Loan — Revolving Credit 5.1% Cash, 1 Month Libor (1.00%) + 4.13%; Libor Floor 1.00% , Due 5/20	11/7/2019	2,291,667	2,291,667	2,197,917

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Ministry Brands, LLC (aka MB Holding) 14488 Old Stage Rd,Lenoir City, TN 37772 Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,508,728	5,595,000

Nasco Healthcare Inc. 96 Cimmings Point Road, Stamford, CT 06902 Healthcare, Education and Childcare	(8)(13)(14)(22)	Senior Secured Loan — Term Loan 5.5% Cash, 6 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 6/21	5/22/2020	4,521,047	4,083,122	4,139,471

Navex Topco, Inc. 6000 Meadows Road, Suite 200, Lake Oswego, OR 97035 Electronics	(8)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.2% Cash, 1 Month Libor (0.15%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,203,661	7,497,875

PAE Holding Corporation 1320 N. Courthouse Road Suite 800 Arlington, VA 22201 Aerospace and Defense	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 10/23	12/18/2019	3,343,347	3,031,833	3,322,618

PHI Group, Inc. 2001 SE Evangeline Thruway, Lafayette, LA 70508 Transportation: Cargo	(8)(14)(22)	Senior Secured Loan — Loan 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 9/24	7/10/2019	6,734,438	6,627,019	6,869,126

Phoenix Guarantor Inc. (aka Brightspring) 805 North Whittington Parkway, Louisville, KY 40222 Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.3% Cash, 1 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,096,167	1,172,760

Pinstripe Holdings, LLC (Aka Cielo) 200 S Executive Drive, Suite 400, Brookfield, WI 53005 Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 1/25	1/17/2019	4,925,000	4,854,112	4,505,390

PromptCare Companies, The 41 Spring Street New Providence, NJ 07974 Healthcare & Pharmaceuticals	(8)(13)(14)(22)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	541,364	536,517	541,255

PromptCare Companies, The 41 Spring Street New Providence, NJ 07974 Healthcare & Pharmaceuticals	(8)(13)(14)(22)	Senior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 12/25	2/20/2020	-	(2,443)	(2,727)

PromptCare Companies, The 41 Spring Street New Providence, NJ 07974 Healthcare & Pharmaceuticals	(8)(13)(14)(22)	Senior Secured Loan — Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	3,879,773	3,845,037	3,878,997

PSC Industrial Holdings Corp. 5151 San Felipe, Ste. 1100, Houston, TX 77056 Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 Month Libor (1.23%) + 8.50%; Libor Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,960,944	2,636,700

PVHC Holding Corp 5711 Old Buncombe Road, Greenville, SC 29609 Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/24	8/10/2018	2,822,400	2,813,322	2,511,372

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Radiology Partners, Inc. 2101 El Segundo Boulevard, Suite 401, El Segundo, CA 90245 Healthcare & Pharmaceuticals	(8)(14)(22)	Senior Secured Loan — Term B Loan (First Lien) 6.0% Cash, 12 Month Libor (1.74%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,785,448	6,735,750

Radius Aerospace, Inc. 5425 Wisconsin Avenue, Suite 200, Chevy Chase, MD 20815 Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/25	6/27/2019	6,895,000	6,814,157	6,571,624

Ravn Air Group, Inc. 4700 Old International Airport Road, Anchorage, AK 99502 Aerospace and Defense	(5)(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 7/21	7/29/2015	1,116,176	272,124	247,679

Robertshaw US Holding Corp. (fka Fox US Bidco Corp.) 1222 Hamilton Parkway Itasca, IL 60143 Capital Equipment	(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 6 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,979,671	1,852,500

Roscoe Medical, Inc. 21973 Commerce Parkway, Strongsville, OH 44149 Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/21	3/26/2014	6,700,000	6,685,924	7,563,000

Safe Fleet Holdings LLC 6800 East 163rd Street, Belton, MO 64012 Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 2/26	12/18/2019	700,000	620,301	591,500

San Vicente Capital LLC 11726 San Vicente Blvd., Suite 300 Los Angeles, CA 90049 Telecommunication	(8)(13)(14)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (2.00%) + 7.50%; Libor Floor 2.00% , Due 6/25	6/10/2020	3,000,000	2,957,784	3,000,000

SCSG EA Acquisition Company, Inc. 1 American Center, 3100 West End Avenue, Suite 150 Nashville, TN 37203 Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 3 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,965,897	5,682,000

Smartronix, Inc, 23540 Cottonwood Pkwy, California, MD 20619 Services: Business	(8)(13)(14)(22)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (2.00%) + 5.50%; Libor Floor 2.00% , Due 12/25	5/1/2020	4,974,937	4,743,559	4,790,367

Syndigo LLC 141 W. Jackson Blvd, Ste. 1220 Chicago, IL 60604 Services: Business	(8)(13)(14)	Senior Secured Loan — 2019 Incremental Term Loan 6.5% Cash, 6 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 10/24	8/23/2019	7,857,701	7,733,455	7,618,827

Tailwind Randys, LLC 485 Lexington Avenue, New York, NY 10017 Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 5/25	6/27/2019	4,937,500	4,869,538	4,773,575

Tank Partners Equipment Holdings LLC 575 Fifth Avenue 14th Floor, New York NY 10017 Energy: Oil & Gas	(5)(8)(9)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	699,199	620,146	301,984

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Tex-Tech Industries, Inc. One City Center, 11th Floor, Portland, ME 04101 Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 3 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,408,780	11,382,280

TLE Holdings, LLC 210 Hillsboro Technology Drive, Deerfield Beach, FL 33441 Healthcare, Education and Childcare	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 7.0% Cash, 6 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	746,640	745,343	704,679

TLE Holdings, LLC 210 Hillsboro Technology Drive, Deerfield Beach, FL 33441 Healthcare, Education and Childcare	(8)(13)(14)(22)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	5,645,596	5,625,975	5,328,313

TronAir Parent Inc. One Embarcadero Center, 39th Floor, San Francisco, CA 94111 Aerospace and Defense	(8)(13)(14)(22)	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/23	9/30/2016	969,697	968,446	826,085

TRSO I, Inc. 2700 E. Interstate 20 P.O. Box 2488, Odessa, TX 79760 Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 Month Libor (1.00%) + 13.00%; Libor Floor 1.00% , Due 5/20	12/24/2012	1,000,000	999,962	1,000,000

TRSO II, Inc. 2700 E. Interstate 20 P.O. Box 2488, Odessa, TX 79760 Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 0.0% Cash, 1.7% PIK, Due 1/25	1/24/2020	71,321	71,322	-

Vectra Co. 120 South Central Ave., Suite 200, St. Louis, MO 63105 Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month Libor (0.15%) + 7.25% , Due 3/26	12/18/2019	400,000	352,407	377,000

Wash MultiFamily Acquisition Inc. 100 N. Spulveda Boulevard, 12th Floor, El Segundo, CA 90245 Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,633,233	2,583,722

WireCo WorldGroup Inc. 2400 W75th St., Prairie Village, KS 66208 Capital Equipment	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,977,491	2,325,000

Wonder Love, Inc. 1875 Century Park East, Suite 1200, Los Angeles, CA 90067 Media: Diversified & Production	(8)(13)(14)(22)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 11/24	11/18/2019	2,775,000	2,729,175	2,584,357

Zest Acquisition Corp. 2875 Loker Avenue East, Carlsbad, CA 92010 Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.7% Cash, 1 Month Libor (1.00%) + 7.66%; Libor Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,464,818	2,896,250

Total Investment in Debt Securities (162% of net asset value at fair value)				$226,246,739	$216,394,990	$204,566,258

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership/Shares	Cost	Fair Value[2]
4L Technologies Inc.(8)(13)(19) 4200 Columbus Street Ottawa, IL 61350 Healthcare & Pharmaceuticals	Class A Preferred Units	5/29/2020	0.00%	29,277	29,275

AAPC Holdings LLC.(8)(13)(22)(23) 2222 Sedwick Drive Durham, NC 27713 Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	2.99%	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) 7905 Cochran Road Suite 300 Glenwillow, OH 44139 Consumer goods: Durable	Warrant	6/13/2012	1.90%	—	—

Advanced Lighting Technologies, Inc.(8)(13)(19) 7905 Cochran Road Suite 300 Glenwillow, OH 44139 Consumer goods: Durable	Membership Interests	6/13/2012	0.40%	182,000	1,000

Advantage Capital Holdings LLC(8)(13)(19)(23) 415 Bedford Road - Suite 102, Pleasantville, NY, 10570 Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	0.51%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(22) 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	0.50%	43,887	86,241

Anthem Sports & Entertainment Inc. (8)(13)(19)(22) 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	0.50%	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(22) 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	0.50%	—	—

ATP Oil & Gas Corporation(8)(12)(19) 4600 Post Oak Place, Suite 100, Houston, TX, 77027 Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	5.00%	2,395,470	2,035,521

Carestream Health Inc. (8)(12)(19) 150 Verona Street, Rochester, NY 14608 Healthcare & Pharmaceuticals	Warrants	3/13/2019	0.00%	—	—

eInstruction Acquisition, LLC(8)(13)(19) 255 W Federal St, Youngstown, OH 44503 Services: Business	Membership Units	7/2/2007	1.10%	1,079,617	1,000

EJF Investments Ltd.(3)(13)(19) 399 Park Ave, New York, NY 10043 Services: Business	Preferred Equity, 0%; 6/25 maturity	6/17/2020	3.00%	1,256,485	1,317,840

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) 2400 W75th St., Prairie Village, KS 66208 Capital Equipment	Class A Shares	2/2/2007	0.21%	1,500,000	480,150

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) 16981 Via Tazon, San Diego, CA 92127 Healthcare & Pharmaceuticals	Common	10/7/2014	0.20%	1,953,300	1,000

Roscoe Investors, LLC(8)(13)(19) 60 East 42nd St., Suite 4510, New York, NY 10165 Healthcare & Pharmaceuticals	Class A Units	3/26/2014	1.56%	1,000,000	251,000

Tank Partners Equipment Holdings, LLC(8)(9)(13)(16)(19) 175 Varick Street, New York, NY 10014 Energy: Oil & Gas	Class A Units	8/28/2014	48.5%	6,228,000	—

Ohene Holdings B.V.(3)(13)(19) Gustav Mahlerplein 23 A Symp 5th, Amsterdam, 1082MS Services: Business	Warrants	3/31/2019	0.2%	—	—

TRSO II, Inc.(8)(13)(19) 2700 E. Interstate 20 P.O. Box 2488, Odessa, TX 79760 Energy: Oil & Gas	Common Stock	12/24/2012	5.40%	420,289	—

Total Investment in Equity Securities (8% of net asset value at fair value)				$21,588,325	$9,703,027

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(6)(13)(18)(21) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 3.3%, 1/28 maturity	6/4/2013	23.3%	6,076,766	2,709,871
Catamaran CLO 2014-1 Ltd.(3)(6)(13)(18) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 4.7%, 4/30 maturity	5/6/2014	22.2%	10,094,797	2,331,700
Dryden 30 Senior Loan Fund(3)(13) 655 Broad Street 8th Floor, Newark, NJ 07102	Subordinated Securities, effective interest 11.4%, 11/28 maturity	10/10/2013	6.8%	1,360,501	1,333,150
Catamaran CLO 2014-2 Ltd.(3)(6)(13)(18)(21) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(18)(21) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 3.2%, 4/27 maturity	5/5/2015	9.9%	4,133,076	1,552,452
Catamaran CLO 2016-1 Ltd.(3)(6)(13)(18) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 4.9%, 1/29 maturity	12/21/2016	24.9%	9,013,064	4,033,692
Catamaran CLO 2018-1 Ltd(3)(6)(13)(18) Boundary Hall, Cricket Square PO Box 1093, Grand Cayman, Ky1-1102 Cayman Islands	Subordinated Securities, effective interest 11.7%, 10/31 maturity	9/27/2018	24.8%	9,358,631	6,831,000

Total Investment in CLO Fund Securities (15% of net asset value at fair value)				$46,102,433	$18,791,865

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates(8)(9)(13)(16) 650 Madison Ave FL23, New York, NY 10022	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value
AAPC Holdings LLC.(13)(22)(23) 2222 Sedwick Drive Durham, NC 27713 Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(1,093,195)

HDNet Holdco LLC (13)(22)(23) 8269 E. 23rd Ave Denver, CO 80238 Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	60,147

Total Derivatives (0% of net asset value at fair value)				$30,609	$(1,033,048)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(9)(13)(16) 650 Madison Ave FL23, New York, NY 10022	Joint Venture	7/19/2017	60%	$24,914,858	$17,175,011
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership 650 Madison Ave FL23, New York, NY 10022	Joint Venture	12/11/2018	27%	30,077,688	29,656,600

Total Investment in Joint Ventures (37% of net asset value at fair value)				$54,992,546	$46,831,611

Short-term Investments

Short-term Investments	Investment[15]	Initial Acquisition Date	Yield	Par /Amortized Cost	Fair Value[2]
US Bank Money Market Account(7)(8)	Money Market Account	N/A	0.45%	$10,219,782	$10,219,782
Total Short-term Investments (8% of net asset value at fair value)				$10,219,782	$10,219,782

Total Investments[4]				$367,119,915	$289,079,495

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2020 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2020. As noted in the table above, 76% (based on par) of debt securities contain floors which range between 1.00% and 2.00%.

[2]	Reflects the fair market value of all investments as of September 30, 2020 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $373 million. The aggregate gross unrealized appreciation is approximately $4.7 million, the aggregate gross unrealized depreciation is approximately $88.8 million, and the net unrealized depreciation is approximately $84.1 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]	A CLO Fund managed by an affiliate of LibreMax.
[7]	Money market account.
[8]

Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 77.3% of the total assets at September 30, 2020.

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
[14]

As of September 30, 2020, this investment is owned by Great Lakes Portman Ridge Funding, LLC and was pledged to secure Great Lakes Portman Ridge Funding, LLC’s debt obligation pursuant to its senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”).

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

22	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission.

23	Information related to the Company’s derivatives is presented below as of September 30, 2020:
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(1,093,195)	$-	$(1,093,195)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$60,147

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Nine Months Ended September 30,
	2020[4]	2019[4]
Per Share Data:
Net asset value, at beginning of period	$3.40	$4.23
Net investment (loss) income[1]	0.18	0.02
Net realized (losses) from investments[1]	(0.09)	(0.45)
Realized (losses) gains from extinguishment of debt[1]	0.00	—
Net change in unrealized (depreciation) appreciation on investments[1]	(0.50)	(0.00)
Net (decrease) increase in net assets resulting from operations	(0.40)	(0.43)
Net decrease in net assets resulting from distributions	(0.18)	(0.26)
Net increase (decrease) in net assets relating to stock-based transactions	0.04	0.01
Net asset value, end of period	$2.85	$3.55
Total net asset value return[2]	(10.9)%	(10.0)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$2.12	$3.46
Per share market value at end of period	$1.33	$2.25
Total market return[3]	(28.8)%	(27.5)%
Shares outstanding at end of period	44,169,060	37,371,912
Net assets at end of period	$125,946,098	$132,723,012
Portfolio turnover rate[5]	26.6%	38.0%
Asset coverage ratio	172%	204%
Ratio of net investment income to average net assets (annualized)	7.7%	0.9%
Ratio of total expenses to average net assets (annualized)[6]	14.2%	17.3%
Ratio of interest expense to average net assets (annualized)	6.7%	5.6%
Ratio of non-interest expenses to average net assets (annualized)[6]	7.5%	11.7%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[6]

Incentive fees earned during the nine months ended September 30, 2020, were approximately $1.1 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, the ratio of total expenses to average net assets (annualized) was 14.7% and the ratio of non-interest expenses to average net assets (annualized) was 8.0%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2020, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

GARS Transaction

On June 24, 2020, the Company entered into an Agreement and Plan of Merger (the “GARS Merger Agreement”) with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company (such transaction, the “GARS Acquisition”).  The transaction closed on October 28, 2020.

Under the terms of the GARS Merger Agreement, each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended September 30, 2020, the Company provided approximately $107.1 million to portfolio companies. Approximately $26.5 million of this support was contractually obligated. See also Note 9 – Commitments and Contingencies. As of September 30, 2020, the Company held loans it has made to 65 investee companies with aggregate principal amounts of approximately $226.2 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2020, the Company did not recognize any fee income from such or similar activities.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard would modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not result in a material change in the Company's fair value disclosures.

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

Foreign Currency Translations. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2020, eight of our debt investments were on non-accrual status.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2020 and 2019:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase (decrease) increase in net assets available to common stockholders	$8,318,673	$(4,250,782)	$(17,450,561)	$(16,016,674)
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	44,417,783	37,361,746	44,616,502	37,348,835
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$0.19	$(0.11)	$(0.39)	$(0.43)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$0.19	$(0.11)	$(0.39)	$(0.43)

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

There were no options to purchase shares of common stock considered for the computation of the diluted per share information for the three and nine months ended September 30, 2020 and 2019. Since the effects are anti-dilutive for both periods, the options were not included in the computation. These stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$10,219,782	$10,219,782	4	$4,207,107	$4,207,107	2
Senior Secured Loan	125,335,848	124,413,259	43	91,245,574	88,788,639	32
Junior Secured Loan	90,438,997	79,851,015	28	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	301,984	0	620,145	403,615	—
Subordinated Note	—	—	—	2,165,304	2,422,281	1
CLO Fund Securities	46,102,433	18,791,865	7	46,618,717	31,968,202	12
Equity Securities	21,588,325	9,703,027	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	—	—
Joint Ventures	54,992,546	46,831,611	16	48,594,539	45,087,967	16
Derivatives	30,609	(1,033,048)	(0)	30,609	(33,437)	—
Total	$367,119,915	$289,079,495	100%	$334,089,559	$277,897,166	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Includes money market accounts and U.S. treasury bills.
[3]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$11,086,558	$10,968,006	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	-	-	17,791,230	-	—
Automotive	5,489,838	5,365,075	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	6,544,615	5,373,704	2	4,679,345	4,554,055	2
Beverage, Food and Tobacco	4,332,793	3,813,344	1	7,899,181	7,750,305	3
Capital Equipment	10,275,176	7,470,650	3	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	3,247,453	3,312,838	1	345,833	389,320	-
CLO Fund Securities	46,102,433	18,791,865	7	46,618,717	31,968,202	12
Consumer goods: Durable	6,107,095	5,061,758	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	2,813,322	2,511,372	1	2,831,640	2,616,480	1
Electronics	12,741,666	13,122,150	5	12,511,345	13,636,090	5
Energy: Oil & Gas	10,735,186	3,337,511	1	12,522,303	4,919,950	2
Environmental Industries	3,954,140	3,601,839	1	3,998,816	3,924,947	1
Forest Products & Paper	1,575,119	1,244,480	0	1,570,609	1,534,240	1
Healthcare, Education and Childcare	13,919,257	13,068,713	5	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	51,378,854	44,449,977	15	42,461,467	33,637,136	12
High Tech Industries	17,211,273	16,404,753	6	18,816,125	17,481,155	6
Joint Ventures	54,992,546	46,831,611	16	48,594,539	45,087,967	16
Media: Broadcasting & Subscription	4,166,658	4,202,371	1	4,614,647	4,567,266	2
Media: Diversified & Production	2,729,186	2,584,357	1	2,886,325	2,887,230	1
Metals & Mining	1,209,583	1,205,169	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	-	-	-	2,534,318	2,829,436	1
Services: Business	38,830,024	37,656,325	13	22,726,850	21,415,794	8
Services: Consumer	4,308,990	4,193,044	1	4,512,488	4,493,529	2
Telecommunication	6,321,342	6,037,400	2	8,751,454	8,164,050	3
Textiles and Leather	12,408,779	11,382,280	4	12,389,673	12,180,290	4
Money Market Accounts	10,219,782	10,219,782	4	4,207,107	4,207,107	2
Transportation: Cargo	6,627,019	6,869,121	2	8,216,303	8,300,043	3
Total	$367,119,915	$289,079,495	100%	$334,089,559	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt or equity of middle market companies located outside of the United States.

At September 30, 2020 and December 31, 2019, the total amount of non-qualifying assets was approximately 22.7% and 25.3% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures, in the aggregate representing 15.6% and 14.5% of total assets as of September 30, 2020 and December 31, 2019, respectively. In  addition, the Company owns foreign investments which were approximately 7.0% and 10.6%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 6.3% and 10.3% of its total assets on such dates, respectively).

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Funds. The estimated timing and amount of future distributions if any, from these CLO Fund Securities is uncertain.

Affiliate Investments:

The following table details investments in affiliates at September 30, 2020 (unaudited):

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of September 30, 2020	Principal at September 30, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(101,631)	—	301,984	699,199	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(4,132,888)	—	17,175,011	24,720,000	—	2,947,760
Total controlled affiliates		21,711,515	—	—	—	(4,234,519)	—	17,476,995		—	2,947,760

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780,068	6,398,007	—	—	(521,475)	—	29,656,600	30,077,688	—	1,812,725
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(336,215)	318,152	—	(2,297,601)	—	2,709,871	11,720,000	318,152	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(423,653)	522,793	—	(4,147,021)	—	2,331,700	15,160,600	522,793	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,131,933)	—	—	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(147,608)	192,180	—	(1,006,250)	—	1,552,452	4,952,000	192,180	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(764,089)	523,852	—	(2,121,087)	—	4,033,692	10,140,000	523,852	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(1,118,951)	883,496	—	(1,464,297)	—	6,831,000	10,000,000	883,496	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	62,615	—	(200,830)	—	7,497,875	7,700,000	456,191	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	2,106	—	(411,948)	—	2,896,250	3,500,000	234,030	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	(2,706,977)	—	—	—	284,696	—	—	—	—
Total Non-controlled affiliates		67,128,578	840,288	2,558,321	—	(13,302,442)	284,696	57,509,440		3,183,821	1,812,725

Total Affiliated Investments		$88,840,092	$840,288	$2,558,321	$—	$(17,536,961)	$284,696	$74,986,435		$3,183,821	$4,760,485

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the three months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $1.3 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2020 and 2019, the Company recognized  $4.8 million and $3.5 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s investments in Joint Ventures was approximately $46.8 million and $45.1 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

(unaudited)

	As of September 30, 2020	As of December 31, 2019
Investment at fair value	$27,095,060	$33,737,631
Total Assets	$27,095,060	$33,737,631
Total Liabilities	$167,389	$135,457
Total Equity	26,927,671	33,602,174
Total Liabilities and Equity	$27,095,060	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income	$1,294,081	$1,341,881	$3,689,714	$3,957,429
Operating expenses	1,997	35,191	33,497	54,183
Net investment income	1,292,084	1,306,690	3,656,217	3,903,246
Unrealized appreciation on investments	1,779,745	(1,663,956)	(5,583,581)	1,928,979
Net income	$3,071,829	$(357,266)	$(1,927,366)	$5,832,225

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2020

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 5.8%, 12/29 maturity	100.0%	$39,742,392	$27,095,060
Total Investments			$39,742,392	$27,095,060

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2020 and December 31, 2019 was $29.7 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2020 and December 31, 2019, the Company has a $19.9 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at September 30, 2020 our funding commitment was limited to approximately $4.9 million pursuant to the limitations described above.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2020 (unaudited) and December 31, 2019, respectively:

	As of September 30, 2020 (Unaudited)
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$10,219,782	$—	$—	$10,219,782
Debt securities	—	38,920,949	165,645,309	—	204,566,258
CLO Fund securities	—	—	18,791,865	—	18,791,865
Equity securities	—	—	9,703,027	—	9,703,027
Joint Ventures	—	—	17,175,011	29,656,600	46,831,611
Derivatives	—	—	(1,033,048)	—	(1,033,048)
Total	$—	$49,140,731	$210,282,164	$29,656,600	$289,079,495

	As of December 31, 2019
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$4,207,107	$—	$—	$4,207,107
Debt securities	—	38,420,182	148,382,726	—	186,802,908
CLO Fund securities	—	—	31,968,202	—	31,968,202
Equity securities	—	—	9,864,419	—	9,864,419
Joint Ventures	—	—	21,307,899	23,780,068	45,087,967
Derivatives	—	—	(33,437)	—	(33,437)
Total	$—	$42,627,289	$211,489,810	$23,780,068	$277,897,166

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2020 and December 31, 2019 was $29.7 million and $23.8 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Nine months ended September 30, 2020
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,810
Transfers out of Level III¹	(11,638,126)	—	—	—	—	—	(11,638,126)
Transfers into Level III²	10,370,085	—	—	—	—	—	10,370,085
Net accretion	1,114,042	2,740,902	—	—	—	—	3,854,944
Purchases	68,230,675	—	1,285,833	—	—	—	69,516,508
Sales/Paydowns/Return of Capital	(37,319,499)	(3,257,187)	(669,215)	—	—	(976,968)	(42,222,868)
Total realized gain (loss) included in earnings	(4,936,119)	—	(1,189,287)	—	—	976,968	(5,148,438)
Change in unrealized gain (loss) included in earnings	(8,558,476)	(12,660,052)	411,276	—	(4,132,888)	(999,612)	(25,939,752)
Balance, September 30, 2020	$165,645,309	$18,791,865	$9,703,027	$—	$17,175,011	$(1,033,048)	$210,282,163
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,336,180)	$(12,660,052)	$411,276	$—	$(4,132,888)	$(999,612)	$(23,717,456)

[1]

Transfers out of Level III represent a transfer of $11.6 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2020.

[2]

Transfers into Level III represent a transfer of $10.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $49.1 million and $42.6 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$11,862,570	Enterprise Value	Average EBITDA Multiple	6.0x-7.9x (6.6x)
	153,782,739	Income Approach	Implied Discount Rate	5.0%-23.0% (11.1%)
Equity Securities	9,700,027	Enterprise Value	Average EBITDA Multiple / WACC	3.2x-9.0x (0.9x)
	3,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.8%-15.8% (14.8%)
			Probability of Default	2.0%-5.5% (3.5%)
CLO Fund Securities	18,791,865	Discounted Cash Flow	Loss Severity	20.0%-30.5% (25.5%)
			Recovery Rate	69.5%-80.0% (74.5%)
			Prepayment Rate	0.0%-25.0% (12.5%)
			Discount Rate	16.0%-17.0% (16.5%)
			Probability of Default	3.5%-6.0% (4.8%)
Joint Ventures	17,175,011	Discounted Cash Flow	Loss Severity	21.0%-31.0% (26.0%)
			Recovery Rate	69.0%-79.0% (74.0%)
			Prepayment Rate	0.0%-25.0% (12.5%)
Derivatives	(1,033,048)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$210,282,164

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

The following table details derivative investments at September 30, 2020 and December 31, 2019:

	September 30, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$60,147	$—	$29,538
Securities Swap and Option Agreement	5,500,000	(1,093,195)	—	(1,093,195)
Total	$5,507,656	$(1,033,048)	$—	$(1,063,657)
(1) Net amount included in the derivative caption on the consolidated balance sheet
	December 31, 2019
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$7,656	$—	$(22,953)
Securities Swap and Option Agreement	5,500,000	(41,093)	—	(41,093)
Total	$5,507,656	$(33,437)	$—	$(64,046)
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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2020 and December 31, 2019, the Asset Manager Affiliates had approximately $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates was deemed to have no value.

No distributions were declared during the three and nine months ended September 30, 2020.

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

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2018
Fee Revenue	$2,712,405	$8,662,932
Interest Income	645,795	2,914,386
Total Income	3,358,200	11,577,318
Operating Expenses	1,941,795	7,287,001
Interest Expense	935,654	3,648,760
Total Expenses	2,877,449	10,935,761
Income before unrealized gains on investments and income taxes	480,751	641,557
Unrealized gains on investments	207,427	410,888
(Loss) Income before income taxes	688,178	1,052,445
Income Tax (Benefit)	(161,584)	(490,150)
Net (Loss) Income	$849,762	$1,542,595

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

Management fees for the three months ended September 30, 2020 and 2019, were approximately $1.0 million and $1.0 million, respectively. Management fees for the nine months ended September 30, 2020 and 2019, were approximately $3.1 million and $2.1 million, respectively. Incentive fees earned during the three and nine months ended September 30, 2020, were approximately $572 thousand and $1.1 million, $557 thousand of which were waived pursuant to the Externalization Agreement during the nine months ended September 30, 2020. There were no incentive fees earned for the three and nine months ended September 30, 2019.

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

The Company incurred $0.5 million and $1.4 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2020.The Company incurred $0.4 million and $0.8 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2019.

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

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,207,830; 2019 - $1,651,946)	$75,518,145	$75,755,253
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,189,295; 2019 - $1,462,364)	93,131,603	78,108,535
	$168,649,748	$153,863,788

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2020 were 4.5% and 2.7 years, respectively, and as of December 31, 2019 were 5.4% and 3.4 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At September 30, 2020, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively. For the nine months ended September 30, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $3.5 million and $3.6 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.2 million and $1.7 million remains to be amortized as of September 30, 2020 and December 31, 2019, respectively, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the nine months ended September 30, 2020, the Company repurchased approximately $681 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $513 thousand, resulting in a realized gain on extinguishment of approximately $155 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 6.125% Notes Due 2022.

The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.2 million and $1.7 million at September 30, 2020 and December 31, 2019. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $75.7 million and $78.1 million at September 30, 2020 and December 31, 2019. The fair value was determined based on the closing price on September 30, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

For the three months ended September 30, 2019, interest and fees expense related to the Prior Revolving Credit Facility was $0.8 million. For the nine months ended September 30, 2019, interest and fees expense related to the Prior Revolving Credit Facility was approximately $1.7 million.

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

At September 30, 2020, GLPRF LLC was in compliance with all of its debt covenants and $94.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $94.3 million at September 30, 2020. The GLPRF LLC is carried at fair value, net of offering costs of $1.2 million at September 30, 2020. The fair value was determined based on an analysis of the value of the pledged collateral and the amount of overcollateralization supporting the repayment of these borrowings. The Revolving Credit Facility borrowings are categorized as Level III under the ASC 820 Fair Value.

For the three and nine months ended September 30, 2020 interest and fees expense related to the Revolving Credit Facility was approximately $0.9 million and $3.0 million, respectively.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$(17,450,561)	$(16,016,674)
Net change in unrealized depreciation (appreciation) from investments	21,848,028	147,196
Net realized losses	3,665,280	16,796,465
Book/tax differences on CLO equity investments	516,284	859,602
Book/tax differences on lease impairment	—	1,431,030
Other book/tax differences	(315,116)	1,847,644
Taxable (loss) income before deductions for distributions	$8,263,915	$5,065,263
Taxable (loss) income before deductions for distributions per weighted average basic shares for the period	$0.19	$0.14
Taxable (loss) income before deductions for distributions per weighted average diluted shares for the period	$0.19	$0.14

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and nine months ended September 30, 2019 the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At September 30, 2020, the Company had a net capital loss carryforward of $243.2 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the nine months ended September 30, 2020, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of September 30, 2020 and December 31, 2019, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, approximately $23.2 million of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and approximately $741 thousand of deferred tax liabilities (primarily due to unrealized appreciation on investments).  The Company has assessed the realizability of the deferred tax assets and recorded a valuation allowance of approximately $22.4 million.  A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2020 and December 31, 2019, the Company had $26.5 million and $31.9 million outstanding commitments, respectively. However, at  September 30, 2020 only $2.4 million of our Debt Securities Portfolio is subject to a unilateral draw right by the borrower and the remaining commitments are subject to certain restrictions such as borrowing base, use of proceeds or leverage that must be satisfied before a borrower can draw down on the commitment.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2020 and December 31, 2019, the Company had a $19.9 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at September 30, 2020 our funding commitment was limited to approximately $4.9 million pursuant to the limitations described above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its former office space. Such obligation was previously with Katonah Debt Advisors. The lease was terminated on November 1, 2019. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $138 thousand for the three months ended September 30, 2019. The Company’s portion of rent expense was approximately $491 thousand for the nine months ended September 30, 2019.

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

10.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$448,297	$451,353,379	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	177	36,907	—	37,084
Stock-repurchase	(1,215)	(122,114)	—	(123,330)
Balance at March 31, 2020	$447,259	$451,268,171	$(331,345,818)	$120,369,612
Net investment income	—	—	2,599,906	2,599,906
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(881,151)	(881,151)
Net change in unrealized appreciation on investments	—	—	1,564,939	1,564,939
Distributions to Stockholders	—	—	(2,683,782)	(2,683,782)
Reinvested Dividends	232	27,894	—	28,126
Stock-repurchase	(2,539)	(281,456)	—	(283,995)
Balance, June 30, 2020	$444,952	$451,014,609	$(330,745,906)	$120,713,655
Net investment income	—	—	2,697,050	2,697,050
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(1,890,090)	(1,890,090)
Net change in unrealized appreciation on investments	—	—	7,511,713	7,511,713
Distributions to Stockholders	—	—	(2,669,713)	(2,669,713)
Reinvested Dividends	328	38,701	—	39,029
Stock-repurchase	(3,589)	(451,958)	—	(455,547)
Balance, September 30, 2020	$441,691	$450,601,352	$(325,096,947)	$125,946,098

	Nine Months Ended September 30, 2019
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2019	$373,268	$306,784,387	$(149,136,644)	$158,021,011
Net investment loss	—	—	(2,195,187)	(2,195,187)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(13,349,430)	(13,349,430)
Net change in unrealized appreciation on investments	—	—	4,627,045	4,627,045
Distributions to Stockholders	—	—	(3,732,836)	(3,732,836)
Reinvested Dividends	155	56,334	—	56,489
Stock-based compensation	(106)	259,042	—	258,936
Balance at March 31, 2019	$373,317	$307,099,763	$(163,787,052)	$143,686,028
Net investment income (loss)	—	—	879,740	879,740
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270,962)	(2,270,962)
Net change in unrealized appreciation on investments	—	—	542,900	542,900
Distributions to Stockholders	—	—	(3,733,415)	(3,733,415)
Reinvested Dividends	244	73,056	—	73,300
Stock-based compensation	—	—	—	—
Balance, June 30, 2019	$373,561	$307,172,819	$(168,368,789)	$139,177,591
Net investment income (loss)	—	—	2,242,433	2,242,433
Net realized (losses) from investment transactions	—	—	(1,176,073)	(1,176,073)
Realized loss from extinguishment of debt	—	—	—	—
Net change in unrealized (depreciation) on investments	—	—	(5,317,142)	(5,317,142)
Distributions to Stockholders	—	—	(2,241,522)	(2,241,522)
Reinvested Dividends	158	37,567	—	37,725
Common stock withheld for payroll taxes	—	—	—	—
Stock-based compensation	—	—	—	—
Balance, September 30, 2019	$373,719	$307,210,386	$(174,861,093)	$132,723,012

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

During the three and nine months ended September 30, 2020, the Company repurchased 358,959 and 734,403 shares, respectively, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $456 thousand and $863 thousand, respectively.

During the three months ended September 30, 2020 and 2019, the Company issued 32,798 and 15,851 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2020 and 2019, the Company issued 73,787 and 55,637 shares, respectively, of common stock under its dividend reinvestment plan. For the nine months ended September 30, 2020 and 2019, there were no grants of restricted stock. For the nine months ended September 30, 2019, 10,571 shares of restricted stock were forfeited, and 113,382 shares of restricted stock vested. The total number of shares of the Company’s common stock outstanding as of September 30, 2020 and December 31, 2019 was 44,169,060 and 44,829,676, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2019 through September 30, 2019 is as follows:

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31,2019, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2020, the Company had no remaining compensation costs related to unvested stock based awards.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2019 through September 30, 2019 is as follows:

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

The Company also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized during the three and nine months ended September 30, 2019.

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

On October 16, 2020, the Board of Directors of the Company declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on November 27, 2020 to shareholders of record at the close of business as of October 26, 2020.

On October 28, 2020 the Company completed the GARS Acquisition, pursuant to the terms and conditions of the GARS Merger Agreement. To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the GARS Merger Agreement, each share of GARS Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

On October, 26, 2020, the Board unanimously expanded the size of the Board from 7 to 9 members and, pursuant to the terms of the GARS Merger Agreement, Matthew Westwood and Joseph Morea (each of whom previously served as a member of the board of directors of GARS) were appointed to the Board to fill the vacancies created by such expansion, with each to hold office until his successor is elected and qualified, effective as of immediately after the closing of the transactions contemplated by the GARS Merger Agreement.

The Company has evaluated events and transactions occurring subsequent to September 30, 2020 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

In the event that a CLO Fund fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. In this regard, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. The estimated timing and amount of future distributions, if any, from these CLO Fund Securities is uncertain. It is also possible, based upon current economic conditions resulting from the COVID-19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO Fund or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

We have had a significant reduction in our net asset value since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of September 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

We are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, our and our wholly-owned subsidiary’s outstanding borrowings contain affirmative and negative covenants, including, in the case of us, compliance with certain provisions of the 1940 Act relating to borrowing and dividends, and events of default.  As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and we and our wholly-owned subsidiary were in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic increases the risk of breaching the relevant covenants. If we or our wholly-owned subsidiary fail to satisfy the respective covenants of our borrowings, or are unable to cure any event of default or obtain a waiver, it could result in foreclosure under the borrowing arrangement, which would accelerate our repayment obligations under the borrowing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure”  included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

Merger with Garrison Capital Inc.

On June 24, 2020, the Company entered into a merger agreement (the “GARS Merger Agreement”) with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company (such transaction, the “GARS Acquisition”). The board of directors of both companies each unanimously approved the GARS Acquisition and on October 19, 2020 GARS’s stockholders approved the merger and our stockholders approved the issuance of shares of our common stock to GARS’s stockholders. The GARS Acquisition closed on October 28, 2020. See “Recent Developments” for more information on the GARS Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2020 (unaudited) and for the year ended December 31, 2019 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2018 2019 Activity:	$147,861,744	$44,325,000	$2,038,020	$3,470,000	$30,857,107	$—	$228,551,871
Purchases / originations / draws	164,680,210	—	14,966,500	—	15,857,536	30,609	195,534,855
Pay-downs / pay-offs / sales	(123,783,352)	(13,629,382)	(371,222)	—	(4,644,523)	—	(142,428,478)
Net accretion of interest	366,805	6,162,690	—	—	—	—	6,529,495
Net realized gains (losses)	(8,841,780)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(15,619,046)
Increase (decrease) in fair value	6,519,282	(3,494,888)	(4,856,831)	—	3,017,847	(64,046)	1,121,364
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	89,033,939	—	1,285,833	—	11,132,725	—	101,452,497
Pay-downs / pay-offs / sales	(65,660,739)	(3,257,187)	(669,215)	—	(4,734,718)	(976,968)	(75,298,827)
Net accretion of interest	1,942,959	2,740,902	—	—	—	—	4,683,861
Net realized gains (losses)	(3,607,532)	—	(1,189,287)	—	—	976,968	(3,819,851)
Increase (decrease) in fair value	(3,945,277)	(12,660,052)	411,276	—	(4,654,363)	(999,612)	(21,848,028)
Fair Value at September 30, 2020	$204,566,258	$18,791,865	$9,703,027	$—	$46,831,611	$(1,033,048)	$278,859,713

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

The following table shows the Company’s portfolio by security type at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	(Unaudited)
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments²	$10,219,782	$10,219,782	4	$4,207,107	$4,207,107	2
Senior Secured Loan	125,335,848	124,413,259	43	91,245,574	88,788,639	32
Junior Secured Loan	90,438,997	79,851,015	28	100,655,341	95,188,373	34
Senior Unsecured Bond	620,145	301,984	0	620,145	403,615	—
Subordinated Note	—	—	—	2,165,304	2,422,281	1
CLO Fund Securities	46,102,433	18,791,865	7	46,618,717	31,968,202	12
Equity Securities	21,588,325	9,703,027	3	22,160,993	9,864,419	4
Asset Manager Affiliates³	17,791,230	—	—	17,791,230	—	—
Joint Ventures	54,992,546	46,831,611	16	48,594,539	45,087,967	16
Derivatives	30,609	(1,033,048)	(0)	30,609	(33,437)	—
Total	$367,119,915	$289,079,495	100%	$334,089,559	$277,897,166	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020 (Unaudited)			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$11,086,558	$10,968,006	4	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	-	-	17,791,230	-	—
Automotive	5,489,838	5,365,075	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	6,544,615	5,373,704	2	4,679,345	4,554,055	2
Beverage, Food and Tobacco	4,332,793	3,813,344	1	7,899,181	7,750,305	3
Capital Equipment	10,275,176	7,470,650	3	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	3,247,453	3,312,838	1	345,833	389,320	-
CLO Fund Securities	46,102,433	18,791,865	7	46,618,717	31,968,202	12
Consumer goods: Durable	6,107,095	5,061,758	2	3,413,107	2,558,619	1
Containers, Packaging and Glass	2,813,322	2,511,372	1	2,831,640	2,616,480	1
Electronics	12,741,666	13,122,150	5	12,511,345	13,636,090	5
Energy: Oil & Gas	10,735,186	3,337,511	1	12,522,303	4,919,950	2
Environmental Industries	3,954,140	3,601,839	1	3,998,816	3,924,947	1
Forest Products & Paper	1,575,119	1,244,480	0	1,570,609	1,534,240	1
Healthcare, Education and Childcare	13,919,257	13,068,713	5	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	51,378,854	44,449,977	15	42,461,467	33,637,136	12
High Tech Industries	17,211,273	16,404,753	6	18,816,125	17,481,155	6
Joint Ventures	54,992,546	46,831,611	16	48,594,539	45,087,967	16
Media: Broadcasting & Subscription	4,166,658	4,202,371	1	4,614,647	4,567,266	2
Media: Diversified & Production	2,729,186	2,584,357	1	2,886,325	2,887,230	1
Metals & Mining	1,209,583	1,205,169	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	-	-	-	2,534,318	2,829,436	1
Services: Business	38,830,024	37,656,325	13	22,726,850	21,415,794	8
Services: Consumer	4,308,990	4,193,044	1	4,512,488	4,493,529	2
Telecommunication	6,321,342	6,037,400	2	8,751,454	8,164,050	3
Textiles and Leather	12,408,779	11,382,280	4	12,389,673	12,180,290	4
Money Market Accounts	10,219,782	10,219,782	4	4,207,107	4,207,107	2
Transportation: Cargo	6,627,019	6,869,121	2	8,216,303	8,300,043	3
Total	$367,119,915	$289,079,495	100%	$334,089,559	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 8.3% and 10.9%, respectively. At September 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 7.9% and 9.0%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at September 30, 2020 was spread across 23 different industries and 65 different entities with an average par balance per entity of approximately $3.5 million. As of September 30, 2020, eight of our investments were on non-accrual status. As of December 31, 2019, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At September 30, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 22.7% and 25.3%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 7.0% and 10.6%, respectively, of our total assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 6.3% and 10.6% of its total assets, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. As of September 30, 2020, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at September 30, 2020 and December 31, 2019, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2020 and December 31, 2019, we had approximately $18.8 million and $32.0 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of September 30, 2020 and December 31, 2019 are as follows:

			September 30, 2020(2)		December 31, 2019(2)
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,076,766	2,709,871	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	10,094,797	2,331,700	9,995,658	6,379,580
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,360,501	1,333,150	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,133,076	1,552,452	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	9,013,064	4,033,692	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,358,631	6,831,000	9,594,090	8,530,751
Total			$46,102,433	$18,791,865	$46,618,717	$31,968,202

[1]	Represents percentage of class held at September 30, 2020.
[2]	Other than Dryden 30 Senior Loan Fund, all of our CLO Fund securities investments were managed by affiliates as of September 30, 2020 and December 31, 2019.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2020	As of December 31, 2019
Investment at fair value	$27,095,060	$33,737,631
Total Assets	$27,095,060	$33,737,631
Total Liabilities	$167,389	$135,457
Total Equity	26,927,671	33,602,174
Total Liabilities and Equity	$27,095,060	$33,737,631

KCAP Freedom 3 LLC

Summarized Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income	$1,294,081	$1,341,881	$3,689,714	$3,957,429
Operating expenses	1,997	35,191	33,497	54,183
Net investment income	1,292,084	1,306,690	3,656,217	3,903,246
Unrealized appreciation on investments	1,779,745	(1,663,956)	(5,583,581)	1,928,979
Net income	$3,071,829	$(357,266)	$(1,927,366)	$5,832,225

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2020

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 5.8%, 12/29 maturity	100.0%	$39,742,392	$27,095,060
Total Investments			$39,742,392	$27,095,060

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

The fair value of our investment in the BCP Great Lakes Partnership at September 30, 2020 and December 31, 2019 was $29.7 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2020 and December 31, 2019, we have a $19.9 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at September 30, 2020 our funding commitment was limited to approximately $4.9 million pursuant to the limitations described above.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019.

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

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the LIBOR as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. Our Asset Manager Affiliates was deemed to have no value at September 30, 2020 and December 31, 2019. There were no distributions from the Asset Manager Affiliates during the first three quarters of 2019. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of September 30, 2020 and December 31, 2019.

Investment in Joint Ventures. For the three months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $1.3 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2020 and 2019, the Company recognized  $4.8 million and $3.5 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2020 and December 31, 2019, the fair value of our investments in Joint Ventures was approximately $46.8 million and $45.1 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2020 and 2019  and was approximately $7.8 million and $7.1 million, respectively. Of these amounts, approximately $5.0 million and $4.2 million, respectively was attributable to interest income on our Debt Securities Portfolio.

Investment income for the nine months ended September 30, 2020 and 2019 was approximately $22.9 million and $19.8 million, respectively. Of these amounts, approximately $15.0 million and $11.0 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At September 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 8.3% and 10.9%, respectively. At September 30, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 7.9% and 9.0%, respectively.

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

For the three months ended September 30, 2020 and 2019, approximately $0.6 million and $1.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2020 and 2019, approximately $2.7 million and $5.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $3.3 million and $5.9 million of taxable distributable income on distributions from our CLO Fund Securities during the nine months ended September 30, 2020 and 2019, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees. Management fees for the three months ended September 30, 2020 and 2019, were approximately $1.0 million and $1.0 million, respectively. Incentive fees earned during the three months ended September 30, 2020 and 2019, were approximately $572 thousand and $0.

Management fees for the nine months ended September 30, 2020 and 2019, were approximately $3.1 million and $2.1 million, respectively. Incentive fees earned during nine months ended September 30, 2020 and 2019, were approximately $1.1 million and $0, $557 thousand of which were waived pursuant to the Externalization Agreement for the nine months ended September 30, 2020.

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

Total expenses for the three months ended September 30, 2020 and 2019 were approximately $5.1 million and $4.8 million, respectively.

For the three months ended September 30, 2020 and 2019, interest expense and amortization on debt issuance costs for the period was approximately $2.2 million and $2.3 million, respectively, on average debt outstanding of $173 million and $131 million, respectively.

For the three months ended September 30, 2020 and 2019, respectively, professional fees and insurance expenses totaled approximately $0.6 million and $0.8 million. Other general and administrative costs, (which in 2019 include rent expense on the Company’s lease obligation, which was terminated in the fourth quarter of 2019), and other administrative expenses, totaled approximately $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively.

During the second quarter of 2019, the Company recorded an impairment charge of approximately $1.4 million to write down the lease right-of-use asset for office space previously occupied by the Company. The impairment charge is recorded as a separate line item within the expense section of the consolidated statement of operations.

For the nine months ended September 30, 2020 and 2019, professional fees and insurance expenses totaled approximately $2.3 million and $3.4 million respectively. For the nine months ended September 30, 2019, the Company incurred approximately $1.0 million of professional fees in connection with the Externalization. Other general and administrative expenses, which in 2019 includes rent expense on the Company’s lease obligation, technology and other office and administrative expenses, totaled approximately $0.5 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Total expenses for the nine months ended September 30, 2020 and 2019 were approximately $14.8 million and $18.9 million, respectively. For the nine months ended September 30, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to a non-cash impairment charge to write down the value of the right-of-use asset for the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of the lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the nine months ended September 30, 2020 and 2019, interest expense and amortization on debt issuance costs for the period was approximately $7.0 million and $6.1 million, respectively, on average debt outstanding of $160 million and $117 million, respectively. For the six months ended June 30, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization. Since April 1, 2019, as a result of the Externalization, the Company no longer has employees and does not incur employee compensation costs. For the nine months ended September 30, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2020, net investment income and net realized gains were approximately $0.8 million, or $0.02 per share. For the three months ended September 30, 2019, net investment income and net realized losses were approximately $1.1 million, or $0.03 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

For the nine months ended September 30, 2020, net investment income and net realized losses were approximately $4.2 million, or $0.10 per share. For the nine months ended September 30, 2019, net investment loss and net realized losses were approximately ($15.9) million, or ($0.42) per share.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the nine months ended September 30, 2020, GAAP-basis net investment income was approximately $8.1 million or $0.18 per share, while tax-basis distributable income was approximately $8.3 million or $0.19 per share. For the nine months ended September 30, 2019, GAAP-basis net investment income was approximately $0.9 million or $0.02 per basic share, while tax-basis distributable income was approximately $5.1 million or $0.14 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2020, our total investments had net unrealized appreciation of approximately $7.5 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $1.9 million unrealized appreciation and on equity securities of approximately $0.3 million, an unrealized appreciation of $1.1 million on our Joint Ventures investment, unrealized appreciation on our debt securities of $4.6 million, and unrealized depreciation of $0.5 million on our derivatives. During the three months ended September 30, 2019, our total investments had net unrealized depreciation of approximately $5.3 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $2.7 million unrealized depreciation and on equity securities of approximately $0.9 million, an unrealized depreciation of $1.1 million on our Joint Ventures investment and unrealized depreciation on our debt securities of $0.6 million.

During the nine months ended September 30, 2020, our total investments had net unrealized depreciation of approximately $21.8 million. Included in the net unrealized depreciation for the nine months ended September 30, 2020, are unrealized depreciation on CLO Fund Securities of approximately $12.7 million, net unrealized appreciation on equity securities of approximately $0.4 million, unrealized depreciation of $1.0 million on our derivatives, no unrealized on the Asset Manager Affiliates, as well as an unrealized depreciation of $4.7 million on our Joint Ventures investment and unrealized depreciation on our debt securities of approximately $3.9 million. During the nine months ended September 30, 2019, our total investments had net unrealized depreciation of approximately $0.1 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $0.8 million unrealized depreciation and on equity securities of approximately $5.8 million, no unrealized depreciation on the Asset Manager Affiliates, as well as an unrealized appreciation of $2.9 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $3.6 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2020 was $8.3 million, or $0.19 per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2019 was ($4.3) million, or $(0.11) per share.

The net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2020 was ($17.5) million, or $(0.39) per basic share. Net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2019 was ($16.0) million, or $(0.43) per share.

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

As of September 30, 2020 and December 31, 2019 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2020	December 31, 2019
Cash	$677,438	$136,864
Restricted Cash	4,907,105	4,967,491
Short-term investments	10,219,782	4,207,107
Senior Secured Loan	124,413,259	88,788,639
Junior Secured Loan	79,851,015	95,188,373
Subordinated Note	—	2,422,281
Senior Unsecured Bond	301,984	403,615
CLO Fund Securities	18,791,865	31,968,202
Equity Securities	9,703,027	9,864,419
Joint Ventures	46,831,611	45,087,967
Derivatives	(1,033,048)	(33,437)
Total	$294,664,038	$283,001,520

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2020, we had approximately $171 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 172%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

During the nine months ended September 30, 2020, the Company repurchased approximately $681 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $513 thousand, resulting in a realized gain on extinguishment of $155 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

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

At September 30, 2020, GLPRF LLC was in compliance with all of its debt covenants and $94.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

On October 16, 2020, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on November 27, 2020 to shareholders of record at the close of business as of October 26, 2020.

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

The following table sets forth the quarterly distributions paid by us since 2018.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
Third quarter	0.06	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.18
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

1	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

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

During the three and nine months ended September 30, 2020, the Company repurchased 358,959 and 734,403 shares, respectively, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $456 thousand and $863 thousand, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2020 and December 31, 2019, we had approximately $26.5 million and $31.9 million commitments to fund investments, respectively. However, at  September 30, 2020 only $2.4 million of our Debt Securities Portfolio is subject to a unilateral draw right by the borrower and the remaining commitments are subject to certain restrictions such as borrowing base, use of proceeds or leverage that must be satisfied before a borrower can draw down on the commitment. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2020 and December 31, 2019, we had a $19.9 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above. However, at September 30, 2020 our funding commitment was limited to approximately $4.9 million pursuant to the limitations described above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$171,046,874	$—	$76,725,975	$94,320,899	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of PIK interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2020, eight of our investments were on non-accrual status.

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

On October 16, 2020, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on November 27, 2020 to shareholders of record at the close of business as of October 26, 2020.

The following table sets forth the quarterly distributions paid by us for the 2020, 2019 and 2018 calendar years.

	Distribution	Declaration Date		Record Date	Pay Date
2020:
Third quarter	0.06	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.18
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

[1]	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

RECENT DEVELOPMENTS

On October 28, 2020 we completed the GARS Acquisition, pursuant to the terms and conditions of the GARS Merger Agreement. To effect the acquisition, a wholly owned merger subsidiary of ours merged with and into GARS, with GARS surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into us, with us surviving the merger. Under the terms of the GARS Merger Agreement, each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

On September 22, 2020, putative GARS stockholder Kenneth Bachmeier filed a complaint on behalf of himself and all others similarly situated in the Delaware Court of Chancery, captioned Bachmeier v. Tansey, et al., No. 2020-0812-SG (Del. Ch.).  On September 23, 2020, (i) putative GARS stockholder Ricardo Rodriguez filed a complaint in the United States District Court for the Eastern District of New York, captioned Rodriguez v. Garrison Capital Inc., et al., No. 1:20-cv-04512 (E.D.N.Y.) and (ii) putative GARS stockholder Steve Schnipper Individual 401(k) filed a complaint in the United States District Court for the Southern District of New York, captioned Steve Schnipper Individual 401(k) Cust v. Garrison Capital Inc., et al., No. 1:20-cv-07838 (S.D.N.Y.).  On September 24, 2020, putative GARS stockholder Edward Smith filed a complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Delaware, captioned Smith v. Garrison Capital Inc., et al., No. 1:20-cv-01290 (D. Del.). On September 25, 2020, putative GARS stockholder Jerome Williams filed a complaint in the United States District Court for the Southern District of New York, captioned Williams v. Garrison Capital, Inc., et al., No. 1:20-cv-07955 (S.D.N.Y.). On September 29, 2020, putative GARS stockholder Stephen Bushansky filed a complaint in, the United States District Court for the Southern District of New York, captioned Bushansky v. Garrison Capital Inc., et al., No. 1:20-cv-08055 (S.D.N.Y.). These lawsuits are collectively referred to as the “Merger Litigation”. The Merger Litigation alleges breach of fiduciary duty claims against the board of directors of GARS and/or violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) against GARS, the board of directors of GARS and, with respect to one lawsuit (Smith), us and our wholly owned merger subsidiary, in connection with the solicitation of stockholder approval of the GARS Acquisition. The claims against us are made as a purported “control person” of GARS under Section 20(a) of the Exchange Act. The Merger Litigation alleges, among other things, that the proxy statement GARS issued seeking approval of the GARS Acquisition omitted certain information that the plaintiffs claim is material. The plaintiffs in the Merger Litigation sought to enjoin the merger or, in the alternative, an award of recessionary damages, as well as costs and fees. We and the other defendants believe that the claims in the Merger Litigations are wholly without merit, that GARS had previously disclosed all information required to be disclosed to ensure that its stockholders could make an informed vote at its special meeting, and that the additional disclosures requested by the plaintiffs were immaterial. As reported more fully in a Form 8-K dated October 2, 2020, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize GARS’ net asset value at the time of the merger, a supplemental set of disclosures was also issued.  On November 4, 2020, the lawsuit brought against us (Smith) was voluntarily dismissed by the applicable Plaintiffs.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2020, approximately 93% of our Debt Securities Portfolio were floating rate with a spread to an interest rate index such as LIBOR or the prime rate, and 76% of these floating rate loans contain LIBOR floors ranging between 1.00% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2020, we had $171.0 million (par value) of borrowings outstanding at a current weighted average rate of 4.5%, of which $76.7 million par value had a fixed rate and $94.3 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2020 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$1,055,561	$2,217,893	$4,148,996
Decrease in interest rate	$(160,797)	$(374,340)	$(374,340)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $2.2 million and $4.1 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in a decrease in net investment income of approximately $0.2 million, $0.4 million and $0.4 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Other than as described above under “Recent Developments,” the Company is not currently a party to any material legal proceedings.

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

After the consummation of the GARS Acquisition, we will hold investments in a collateralized loan obligation vehicle, which investments are subject to a number of significant risks.

GARS directly owns all of the subordinated notes issued as part of the 2018-2 CLO (as defined below) (the “Subordinated Notes”), and after the consummation of the GARS Acquisition, we will consolidate the financial statements of the 2018-2 CLO in our financial statements and treat the Subordinated Notes as leverage. “2018-2 CLO” refers to the $420.0 million collateralized loan obligation (“CLO”) completed on October 18, 2018 by Garrison Funding 2018-2 Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands and Garrison Funding 2018-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of Garrison Funding 2018-2 Ltd.

Investments in CLOs, including an investment in the 2018-2 CLO, involve a number of significant risks, including:

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

The interest rates of some of our term loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.  In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the nine months ended September 30, 2020, we issued a total of 73,787 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the nine months ended September 30, 2020, the aggregate value of the shares of our common stock issued under our DRIP was approximately $104,000.

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	121,548	$1.01	121,548	$9,877

April 1-June 30, 2020	253,896	$1.12	253,896	$9,593

July 1-September 30, 2020	358,959	$1.27	358,959	$9,137

Total, September 30, 2020	734,403		734,403

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

PORTMAN RIDGE FINANCE CORPORATION

Date: November 9, 2020	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *