Form 10-K
period 2020-12-31
Portman Ridge Finance Corp
filed 2021-03-11
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐	Non‑accelerated filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $46,617,065 based upon a closing price of $1.10 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 5, 2021 was 75,195,141.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO Portman Ridge Finance Corporation

In this Annual Report on Form 10-K, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Garrison Funding 2018-2 Ltd. (“GF CLO 2018-2”), Great Lakes KCAP Funding I LLC, Great Lakes Portman Ridge Funding, LLC, OHA Investment Sub, LLC, OHA Asset Holdings II, LP, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

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

GENERAL

Our Company

We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Sierra Crest Investment Management LLC (the “Adviser”) is an affiliate of BC Partners LLP (“BC Partners”). Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

Our investment portfolio (excluding our investments in the CLO Funds, Joint Venture and short-term investments) at December 31, 2020 was spread across 28 different industries and 121 different entities with an average par balance per entity of approximately $3.8 million. Our investment portfolio totaled $486.6 million at fair value as of December 31, 2020.

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

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and intend to operate in a manner to maintain our RIC status. See “-Taxation as a Regulated Investment Company” below.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase, and in November 2020, the Adviser purchased approximately $570 thousand newly issued shares of our common stock in connection therewith. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

GARS Transaction

On June 24, 2020, we entered into an Agreement and Plan of Merger (the “GARS Merger Agreement”) with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser and a wholly-owned merger subsidiary of the Company (such transaction, the “GARS Acquisition”), and on October 28, 2020 we completed the GARS Acquisition. To effect the acquisition, our wholly owned merger subsidiary merged with and into GARS, with GARS surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into us, with the Company surviving the merger.

In accordance with the terms of the GARS Merger Agreement, each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. In connection with the closing of the GARS Acquisition, the Board approved an increase in the size of the Board from seven members to nine members, and appointed each of Matthew Westwood and Joseph Morea to serve on the Board.

Proposed HCAP Transaction

On December 23, 2020, we entered into an Agreement and Plan of Merger (the “HCAP Merger Agreement”) with Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”), the Adviser and a wholly-owned merger subsidiary of the Company (such transaction, the “HCAP Acquisition”). Under the terms of the HCAP Merger Agreement and in connection with the proposed HCAP Acquisition, our wholly owned merger subsidiary will merge with and into HCAP, with HCAP surviving the merger as our wholly owned subsidiary, and immediately thereafter and as a single integrated transaction, HCAP will consummate a second merger, whereby HCAP will merge with and into us, with the Company surviving the merger.

Under the terms of the proposed transaction, HCAP stockholders will receive a combination of (i) shares of the Company’s common stock valued at 100% of its net asset value per share at the time of closing of the transaction in an aggregate number equal to HCAP’s net asset value at closing, (ii) to the extent that the number of shares of the Company’s common stock exceeds 19.9% of the issued and outstanding shares of the Company’s common stock, a cash consideration in the amount of such excess, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

The exchange ratio for the stock component of the merger will be determined by the net asset value of HCAP and the Company as of the closing, calculated as of 5:00 p.m. New York City time two days prior to the closing of the transaction.  In addition to approval by HCAP’s and the Company’s respective stockholders, the closing of the merger is subject to customary conditions. We currently expect the transaction to be completed in the second calendar quarter of 2021.

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

As of December 31, 2020, our remaining asset management affiliates (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC (“Katonah X Management”), Katonah 2007-1 Management, LLC (“Katonah 2007-I Management”) and KCAP Management, LLC. Katonah X Management and Katonah 2007-1 Management have no operations and are expected to be liquidated.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2020:

•	represented approximately 83% of total investment portfolio;
•	contained credit instruments issued by corporate borrowers;
•	primarily comprised of senior secured and junior secured loans (81% and 19% of Debt Securities Portfolio, respectively);
•	spread across 28 different industries and 109 different entities;
•	average par balance per investment of approximately $3.1 million;
•	eight investments were on non-accrual status; and
•

the weighted average contractual interest rate on our loans and debt securities was approximately 7.8%, and the weighted average contractual interest rate on our loans and debt securities, adjusted for non-accrual investments, was approximately 7.7%.

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

As of December 31, 2020, our investment in the KCAP Freedom 3 LLC Joint Venture was approximately $19.7 million at fair value.

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

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2020, we had an aggregate $20.0 million unfunded commitment to the BCP Great Lakes Partnership, however, as of that date, our funding commitment was limited to approximately $15.0 million pursuant to the limitations described above. As of December 31, 2020, our investment in the BCP Great Lakes Partnership was approximately $29.6 million at fair value.

CLO Fund Securities.  Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by the Disposed Manager Affiliates. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2020, unless otherwise specified:

•	CLO Fund Securities represented approximately 4% of total investment portfolio at December 31, 2020;
•	CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds;
•	all CLO Funds invested primarily in credit instruments issued by corporate borrowers;
•

U.S. generally accepted accounting principles (“GAAP”) basis investment income of $3.5 million; cash distributions received of approximately $4.4 million (approximately $0.0 million taxable distributable income, $4.4 million tax return of capital to the Company).

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

BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America with over $40 billion in assets under management in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform as fully integrated businesses. Our investment activity will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. BCP Credit currently manages a private fund in the BCP Credit platform along with several separately managed accounts focused on credit investments and BC Partners Lending Corporation, a private BDC.

During the fourth quarter of 2020, LibreMax Intermediate Holdings, LP (“LibreMax”) sold its minority stake in the Adviser to a wholly-owned subsidiary of Mount Logan Capital Inc. (“Mount Logan”). An affiliate of BC Partners serves as administrator to Mount Logan.

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

Term

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding shares, and, in each case, a majority of the independent directors.

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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 11, 2021.

In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or continuing to operate as an internally managed BDC.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and our Board most recently determined to re-approve the Administration Agreement at a meeting held on March 11, 2021.

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

Our net asset value per share was $2.88 and $3.40 as of December 31, 2020 and December 31, 2019, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2020		December 31, 2019
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in debt securities	$404,860,855	$5.39	$186,802,908	$4.17
Investments in CLO Fund Securities	19,582,555	0.26	31,968,202	0.71
Investments in equity securities	13,944,876	0.19	9,864,419	0.22
Investment in Joint Ventures	49,349,163	0.66	45,087,967	1.01
Investment in Derivatives	(1,108,618)	(0.01)	(33,437)	(0.00)
Investments in short-term investments	—	—	4,207,107	0.09
Cash and cash equivalents	6,990,008	0.09	136,864	0.00
Restricted Cash(2)	75,913,411	1.01	4,967,491	0.11
All other assets	29,537,553	0.39	27,372,742	0.61
Total Assets	$599,069,803	$7.97	$310,374,263	$6.92
6.125% Notes Due 2022 (net of offering costs)	$75,667,624	$1.01	$75,755,253	$1.69
2018-2 CLO Secured Notes (net of discount)	249,418,186	3.32	—	0.00
Great Lakes Portman Ridge Funding LLC (net of offering costs)	48,223,083	0.64	78,108,535	1.74
Payable for open trades	—	0.00	—	0.00
Other liabilities	9,497,047	0.13	4,311,905	0.10
Total Liabilities	382,805,940	5.09	158,175,693	3.53
NET ASSET VALUE	$216,263,863	$2.88	$152,198,570	$3.40

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

(2)	Consists of cash held for interest and principal payments on our borrowings.

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

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. On March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities was changed from 200% to 150%, effective as of March 29, 2019. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at www.portmanridge.com. Our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may be obtained by electronic request to publicinfo@sec.gov

Privacy Principles

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

TAXATION AS A REGULATED INVESTMENT COMPANY

We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code and intend to operate in a manner to maintain our RIC tax treatment. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

The following is a summary of the principal risks that you should carefully consider before investing in our securities. Further details regarding each risk included in the below summary list can be found further below.

•	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
•	We operate in a highly competitive market for investment opportunities.
•	We may from time to time expand our business through acquisitions, which could disrupt our business and harm our financial condition.
•	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•

Our portfolio investments for which there is no readily available market, including our investment in our Joint Ventures and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board. As a result, there is uncertainty as to the value of these investments.

•	We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•

We may default under the Revolving Credit Facility, the 6.125% Notes due 2022 or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	Our investments may be risky, and you could lose all or part of your investment.
•	The lack of liquidity in our investments may adversely affect our business.
•

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and we cannot assure you that the market price of our common stock will not decline below the net asset value of the stock.

•	We may be unable to realize the benefits anticipated by the GARS Acquisition, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
•	The HCAP Acquisition is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the HCAP Acquisition not being completed.
•

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

•	Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

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

An affiliate of the Adviser manages BC Partners Lending Corporation, which is a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for BC Partners Lending Corporation and us. BC Partners Lending Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in BC Partners Lending Corporation. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and three of our independent directors serve as independent directors of BC Partners Lending Corporation.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BC Partners Lending Corporation, BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

BC Partners may work with or alongside one or more consultants, advisors (including senior advisors and executive officers) and/or operating partners who are retained by BC Partners on a consultancy or retainer or other basis, to provide services to us and other entities sponsored by BC Partners including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to us and any of our investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of us or a portfolio entity of us. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to us, which fee will be paid either by us or, if applicable, the relevant portfolio entity.

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

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. On November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR consider extending the LIBOR transition deadline to the end of June 2023. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is uncertain whether SOFR will attain market traction or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after such issuance or incurrence. With respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

On April 5, 2018, the D.C. District Court entered an order implementing the Appellate Court Ruling and thereby vacated the U.S. risk retention rules insofar as they apply to CLO managers of “open market CLOs.” As a result of this decision, CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we have in the past and may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Boards’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Risks Associated with Our Use of Leverage

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(2)	(33.1)%	(19.2)%	(5.3)%	8.5%	22.4%

(1)

Assumes $600.2 million in total assets, $377.9 million in par value of outstanding borrowings and $216.3 million in net assets as of as of December 31, 2020 and a weighted average interest rate of 3.0% as of December 31, 2020.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing or issuance. The amount of leverage that we employ in the future will depend on our management’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

We may default under the Revolving Credit Facility, the 6.125% Notes due 2022 or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under our revolving credit facility (the “Revolving Credit Facility”), the 6.125% Notes due 2022 or any future indebtedness, or are unable to amend, repay or refinance such indebtedness on commercially reasonable terms, or at all, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the 6.125% Notes due 2022 or any future indebtedness, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) bankruptcy; (iii) a covenant default; (iv) a change of control; (v) if we are required to register as an “investment company” as defined in the 1940 Act; and (vi) certain declines in our net asset value. Following any such default, the agent for the lenders under the Revolving Credit Facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Events of default under the indenture governing the 6.125% Notes due 2022 include, among other things, (i) a payment default; (ii) a covenant default; (ii) a cross-default provision with respect to any instrument by which we have indebtedness for money borrowed in excess of $10 million in the aggregate; (iii) bankruptcy; and (iv) certain declines in the net asset value of the 6.125% Notes due 2022. If any such event of default has occurred and is continuing, the trustee or the holders of not less than 25% in principal amount of the 6.125% Notes due 2022 may declare the entire principal amount of all such notes to be due and immediately payable.

Our continued compliance with the covenants under the Revolving Credit Facility and the indenture governing the 6.125% Notes due 2022 Notes depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Following the consummation of the GARS Acquisition, we hold investments in a collateralized loan obligation vehicle, which investments are subject to a number of significant risks.

Following the consummation of the GARS Acquisition, we own all of the subordinated notes issued as part of the 2018-2 CLO (as defined below) (the “2018-2 Subordinated Notes”), and we consolidate the financial statements of the 2018-2 CLO in our financial statements and treat the senior secured notes issued as part of the 2018-2 CLO (the “2018-2 Secured Notes”) as leverage, except any 2018-2 Secured Notes owned by us, which are eliminated in consolidation. “2018-2 CLO” refers to the $420.0 million collateralized loan obligation (“CLO”) completed on October 18, 2018 by GF CLO 2018-2, an exempted company incorporated with limited liability under the laws of the Cayman Islands and Garrison Funding 2018-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of GF CLO 2018-2.

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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of U.S. federal income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains (although we may retain certain net long-term capital gains, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

We invest primarily in senior secured term loans, mezzanine debt and selected equity investments issued by middle market companies, CLO Funds, Joint Ventures and derivatives. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, may be highly leveraged, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Defaults by portfolio companies may harm our operating results.

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

Our portfolio investments for which there is no readily available market, including our investment in our Joint Ventures and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board. As a result, there is uncertainty as to the value of these investments.

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

As of December 31, 2020, we had $19.6 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

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

The indentures under which the 6.125% Notes Due 2022 are issued offer limited protection to holders of the 6.125% Notes Due 2022. The terms of the indentures and the 6.125% Notes Due 2022 do not restrict our or any of our subsidiaries, ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 6.125% Notes Due 2022. In particular, the terms of the indenture and the 6.125% Notes Due 2022 do not place any restrictions on our or our subsidiaries, ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 6.125% Notes Due 2022, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 6.125% Notes Due 2022 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the 6.125% Notes Due 2022 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the 6.125% Notes Due 2022 with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 6.125% Notes Due 2022, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

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

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 6.125% Notes Due 2022 may have important consequences for you as a holder of the 6.125% Notes Due 2022 including making it more difficult for us to satisfy our obligations with respect to the 6.125% Notes Due 2022 or negatively affecting the trading value of the 6.125% Notes Due 2022.

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

Any default under the agreements governing our indebtedness, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 6.125% Notes Due 2022 and could substantially decrease the market value of the 6.125% Notes Due 2022. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future debt we issue will likely have customary cross-default provisions, if such other debt is accelerated, we may be unable to repay or finance the amounts due.

Risks Relating to Acquisitions

Sales of shares of our common stock after the completion of the GARS Acquisition may cause the market price of our common stock to decline.

Former GARS Stockholders may decide not to hold the shares of our common stock that they received pursuant to the merger agreement. Certain GARS Stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received pursuant to the merger agreement. In addition, our stockholders may decide not to hold their shares of common stock as a result of the merger. In each case, such sales of our common stock could have the effect of depressing the market price our common stock.

If we sell investments acquired as a result of the GARS Acquisition, it may result in capital gains and increase the incentive fees payable to the Adviser.

Investments that we acquired as a result of the GARS Acquisition are booked at a discount under ASC 805-50, Business Combinations–Related Issues. To the extent we sell one of these acquired investments at a price that is higher than its then-amortized cost, such sale would result in realized capital gain that would be factored into the amount of the incentive fee on capital gains, if any, that is paid by us to the Adviser. If we sell a significant portion of the investments acquired as a result of the GARS Acquisition, it may materially increase the incentive fee on capital gains paid to the Adviser. The effect on the incentive fee on capital gains would be greater for acquired investments sold closer to the closing date of the GARS Acquisition.

We may be unable to realize the benefits anticipated by the GARS Acquisition, including estimated cost savings, or it may take longer than anticipated to realize such benefits.

The realization of certain benefits anticipated as a result of the GARS Acquisition will depend in part on the integration of GARS’ investment portfolio with ours and the integration of GARS’ business. There can be no assurance that GARS’ investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of GARS’ investment portfolio to perform as expected, could have a material adverse effect on our results of operations.

We also expect to achieve certain cost savings from the GARS Acquisition when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of us and GARS in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine GARS’ investment portfolio or business with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

The HCAP Acquisition is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the HCAP Acquisition not being completed.

The HCAP Acquisition is subject to closing conditions, including certain approvals of HCAP stockholders that, if not satisfied, will prevent the HCAP Acquisition from being completed. The closing condition that HCAP stockholders approve the HCAP Acquisition may not be waived under applicable law and must be satisfied for the acquisition to be completed. HCAP currently expects that all directors and executive officers of HCAP will vote their shares of HCAP common stock in favor of the proposals presented at the special meeting. If HCAP stockholders do not approve the HCAP Acquisition and the HCAP Acquisition is not completed, the resulting failure of the HCAP Acquisition could have a negative impact on our business and operations.

We may be unable to realize the benefits anticipated by the HCAP Acquisition, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the HCAP Acquisition will depend in part on the integration of OHAI’s investment portfolio with our portfolio and integration of HCAP’s business. There can be no assurance that HCAP’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of HCAP’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the HCAP Acquisition when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations with HCAP’s in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine HCAP’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

General Risk Factors

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

In addition, there will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework following its withdrawal from the European Union (“Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and the United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time.

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

The global impact of the COVID-19 pandemic continues to evolve and has, and may continue to have, an adverse effect on our and our portfolio companies’ business. While, due to the evolving nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has, and could impact further, our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a results of the effects of COVID-19 on economic and market conditions.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Although we have historically paid distributions to our stockholders, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions going forward. Our ability to pay distributions has been, and may continue to be, adversely affected by the impact of one or more of the risk factors described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including the COVID-19 pandemic described above. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC or if we violate certain covenants under our existing or future credit facilities or other borrowing arrangements, we may be limited in our ability to make distributions in the future. If we declare a distribution, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In connection with acquisitions of, and investments in, businesses complementary to our business, we have been and may be in the future subject to securities litigation or shareholder activism in connection with such acquisitions or investments. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other real property.

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings except as set forth below.

On September 22, 2020, putative GARS stockholder Kenneth Bachmeier filed a complaint on behalf of himself and all others similarly situated in the Delaware Court of Chancery, captioned Bachmeier v. Tansey, et al., No. 2020-0812-SG (Del. Ch.).  On September 23, 2020, (i) putative GARS stockholder Ricardo Rodriguez filed a complaint in the United States District Court for the Eastern District of New York, captioned Rodriguez v. Garrison Capital Inc., et al., No. 1:20-cv-04512 (E.D.N.Y.) and (ii) putative GARS stockholder Steve Schnipper Individual 401(k) filed a complaint in the United States District Court for the Southern District of New York, captioned Steve Schnipper Individual 401(k) Cust v. Garrison Capital Inc., et al., No. 1:20-cv-07838 (S.D.N.Y.).  On September 24, 2020, putative GARS stockholder Edward Smith filed a complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Delaware, captioned Smith v. Garrison Capital Inc., et al., No. 1:20-cv-01290 (D. Del.). On September 25, 2020, putative GARS stockholder Jerome Williams filed a complaint in the United States District Court for the Southern District of New York, captioned Williams v. Garrison Capital, Inc., et al., No. 1:20-cv-07955 (S.D.N.Y.). On September 29, 2020, putative GARS stockholder Stephen Bushansky filed a complaint in, the United States District Court for the Southern

District of New York, captioned Bushansky v. Garrison Capital Inc., et al., No. 1:20-cv-08055 (S.D.N.Y.). These lawsuits are collectively referred to as the “Merger Litigation”. The Merger Litigation alleges breach of fiduciary duty claims against the board of directors of GARS and/or violations of sections 14(a) and 20(a) of the Exchange Act against GARS and/or the board of directors of GARS and, with respect to one lawsuit (Smith), us and our wholly owned merger subsidiary, in connection with the solicitation of stockholder approval of the GARS Acquisition. The claims against us were made as a purported “control person” of GARS under Section 20(a) of the Exchange Act. The Merger Litigation alleges, among other things, that the proxy statement GARS issued seeking approval of the GARS Acquisition omitted certain information that the plaintiffs claim is material. The plaintiffs in the Merger Litigation sought to enjoin the merger or, in the alternative, an award of recessionary damages, as well as costs and fees. We and the other defendants believe that the claims in the Merger Litigations are wholly without merit, that GARS had previously disclosed all information required to be disclosed to ensure that its stockholders could make an informed vote at its special meeting, and that the additional disclosures requested by the plaintiffs were immaterial. As reported more fully in a Form 8-K dated October 2, 2020, in an attempt to reduce the costs, risks and uncertainties inherent in litigation and to maximize GARS’ net asset value at the time of the merger, a supplemental set of disclosures was also issued.  On November 4, 2020, the lawsuit brought against us (Smith) was voluntarily dismissed by the applicable plaintiffs. On November 6, 2020, the Bachmeier lawsuit was voluntarily dismissed by the applicable plaintiffs, with the court retaining jurisdiction solely for the purpose of adjudicating an anticipated application for attorneys’ fees and expenses by the plaintiff’s counsel.  Also on November 6, 2020, the Williams lawsuit was voluntarily dismissed by the applicable plaintiffs.  On November 24, 2020, the Rodriguez lawsuit was voluntarily dismissed by the applicable plaintiffs.  On November 30, 2020, the Bushansky lawsuit was voluntarily dismissed by the applicable plaintiffs.  On December 24, 2020, the Steve Schnipper lawsuit was voluntarily dismissed by the applicable plaintiffs.  On January 4, 2021, the parties to the Bachmeier action informed the court that, while denying any and all liability, GARS had agreed to pay a settlement amount to the plaintiff’s counsel for attorneys’ fees and expenses, and on January 21, 2021, the Bachmeier case was closed as a result. The amount of the settlement payment was not material to the financial position or results of operations of the Company.

Item 4.Mine Safety Disclosures

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

HOLDERS

As of March 5, 2021, there were approximately 59 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2020. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)

Total return includes reinvestment of distributions through December 31, 2020. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the merger agreement entered into with OHAI, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. In accordance with the merger agreement, on March 5, 2020 our board of directors authorized a stock repurchase program of up to $10 million (the “Stock Repurchase Program”) effective March 6, 2020 and terminating on March 5, 2021. Under the Stock Repurchase Program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. On March 11, 2021, our board of directors authorized a renewed stock repurchase program of up to $10 million (the "Renewed Stock Repurchase Program") for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time.

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	121,548	$1.01	121,548	$9,877

April 1-June 30, 2020	253,896	$1.12	253,896	$9,593

July 1-September 30, 2020	358,959	$1.27	358,959	$9,137

October 1-December 31, 2020	—		—	$9,137

Total, December 31, 2020	734,403		734,403

(a)

On March 5, 2020, the Board of Directors of the Company approved the $10 million Stock Repurchase Program effective March 6, 2020 and terminating on March 5, 2021.On March 11, 2021, our board of directors authorized the Renewed Stock Repurchase Program, effective March 11, 2021 and terminating on March 31, 2022. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2020, we issued 98,609 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 10 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

On December 1, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of LibreMax and an affiliate of the Adviser for the sale of 204,708 shares of the Company’s common stock. The Company received proceeds in cash of approximately $572 thousand from the sale and the transaction closed on December 16, 2020. The issuance of common stock under the Purchase Agreement was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations by the purchasers in the respective Purchase Agreement that such purchasers were accredited investors as defined in Regulation D under the Securities Act.

Item 6.	Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Since April 1, 2019, we have been an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The Adviser is an affiliate of BC Partners. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

Our investments in CLO Fund Securities are primarily managed by our formerly wholly-owned asset management subsidiaries Trimaran Advisors and Trimaran Advisors Management, L.L.C. From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments. The majority of our investments in CLO Fund Securities are anticipated to provide us with recurring cash distributions.

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

During the fourth quarter of 2020, LibreMax sold its minority stake in the Adviser to a wholly-owned subsidiary of Mount Logan. An affiliate of BC Partners serves as administrator to Mount Logan.

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

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $3.0 million of cash payment (deemed capital contribution) paid at closing  directly to shareholders of OHAI from the Adviser was allocated to the OHAI investments acquired, based on their relative fair values as of the date of acquisition. Immediately following the acquisition of OHAI, we recorded OHAI’s net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the OHAI investments acquired and was immediately recognized as unrealized gain on our Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for debt securities, will generally amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the OHAI investments acquired through their maturity. Upon the sale of any of the OHAI acquired investments, we will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$15,548,678
Cash consideration to OHAI shareholders (2)	11,510,688
Transaction costs (excluding offering costs $385,747)	851,807
Total purchase consideration	27,911,173
Assets acquired:
Investments, at fair value (amortized cost of $54,123,811)	60,547,193
Cash	232,708
Interest receivable	592,329
Other assets	482,454
Total assets acquired	61,854,684
Liabilities assumed:
Debt	27,394,083
Other liabilities	126,046
Total liabilities assumed	27,520,129
Net assets acquired	34,334,555
Total purchase discount	$(6,423,382)

(1)	Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by us in conjunction with the merger.
(2)	Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid directly to shareholders of OHAI at closing from the Adviser.

GARS TRANSACTION

On June 24, 2020, we entered into the GARS Merger Agreement with GARS, the Adviser and a wholly-owned merger subsidiary of the Company, and on October 28, 2020 we completed the GARS Acquisition. To effect the acquisition, our wholly owned merger subsidiary merged with and into GARS, with GARS surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into us, with the Company surviving the merger. In accordance with the terms of the GARS Merger Agreement, each share of GARS Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. In connection with the closing of the GARS Acquisition, our Board approved an increase in the size of the Board from seven members to nine members, and appointed each of Matthew Westwood and Joseph Morea to serve on the Board.

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $5.0 million of cash payment (deemed capital contribution) paid at closing directly to shareholders of GARS from the Adviser, was allocated to the GARS investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. Immediately following the acquisition of GARS, we recorded GARS net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the GARS investments acquired and was immediately recognized as unrealized gain on our Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for performing debt investments, will amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the GARS investments acquired through their maturity. Upon the sale of any of the GARS acquired investments, we will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$38,764,706
Cash consideration to GARS shareholders	24,100,000
Transaction costs (excluding offering costs $432,339)	1,167,661
Total purchase consideration	64,032,367
Assets acquired:
Investments, at fair value (amortized cost of $277,380,492)	317,802,548
Cash	35,360,820
Interest receivable	1,871,232
Other assets	2,087,550
Total assets acquired	357,122,150
Liabilities assumed:
Debt	251,213,342
Other liabilities	1,454,384
Total liabilities assumed	252,667,726
Net assets acquired	104,454,424
Total purchase discount	$(40,422,057)

(1)	Based on the market price at closing of $1.26 as of October 28, 2020 and the 30,765,640 shares of common stock issued by the Company in conjunction with the merger.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended

December 31, 2020, 2019 and 2018 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2017 2018 Activity:	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$—	234,655,836
Purchases / originations / draws	92,911,178	12,781,528	—	—	12,466,667	—	118,159,373
Pay-downs / pay-offs / sales	(57,125,611)	(19,033,322)	(1,093,244)	(34,800,000)	—	—	(112,052,177)
Net accretion of interest	1,289,512	5,878,260	—	—	—	—	7,167,772
Net realized losses	9,933	(16,484,872)	—	—	—	—	(16,474,939)
Increase (decrease) in fair value	(7,420,747)	9,504,733	(1,283,420)	(579,000)	(3,125,560)	—	(2,903,994)
Fair Value at December 31, 2018 2019 Activity:	$147,861,744	$44,325,000	$2,038,020	$3,470,000	$30,857,107	$—	$228,551,871
Purchases / originations / draws	164,680,210	—	14,966,500	—	15,857,536	30,609	195,534,855
Pay-downs / pay-offs / sales	(123,783,352)	(13,629,382)	(371,222)	—	(4,644,523)	—	(142,428,478)
Net accretion of interest	366,805	6,162,690	—	—	—	—	6,529,495
Net realized gains (losses)	(8,841,780)	(1,395,218)	(1,912,048)	(3,470,000)	—	—	(15,619,046)
Increase (decrease) in fair value	6,519,282	(3,494,888)	(4,856,831)	—	3,017,847	(64,046)	1,121,364
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	380,765,492	—	4,937,711	—	14,098,055	—	399,801,258
Pay-downs / pay-offs / sales	(198,364,694)	(4,432,200)	(1,515,936)	—	(7,760,136)	(976,968)	(213,049,934)
Net accretion of interest	8,228,390	3,541,296	—	—	—	—	11,769,686
Net realized gains (losses)	7,616,860	—	(989,131)	—	—	976,968	7,604,698
Increase (decrease) in fair value	19,811,899	(11,494,743)	1,647,812	—	(2,076,723)	(1,075,182)	6,813,063
Fair Value at December 31, 2020	$404,860,855	$19,582,555	$13,944,876	$—	$49,349,163	$(1,108,618)	$486,628,831

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

The following table shows the Company’s portfolio by security type at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments	$—	$—	—	$4,207,107	$4,207,107	2
Senior Secured Loan	304,539,184	328,845,612	68	91,245,574	88,788,639	32
Junior Secured Loan	87,977,057	75,807,477	16	100,655,341	95,188,373	34
Senior Unsecured Bond	416,170	207,766	0	620,145	403,615	—
Subordinated Note	—	—	—	2,165,304	2,422,281	1
CLO Fund Securities	45,727,813	19,582,555	4	46,618,717	31,968,202	12
Equity Securities	24,593,639	13,944,876	3	22,160,993	9,864,419	4
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	54,932,458	49,349,163	10	48,594,539	45,087,967	16
Derivatives	30,609	(1,108,618)	—	30,609	(33,437)	—
Total	$536,008,160	$486,628,831	100%	$334,089,559	$277,897,166	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2020 and December 31, 2019, for our investment portfolio was as follows:

	December 31, 2020			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$11,342,227	$11,218,193	2	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,840,171	11,651,714	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	30,074,875	31,121,723	6	4,679,345	4,554,055	2
Beverage, Food and Tobacco	9,196,359	9,100,107	2	7,899,181	7,750,305	3
Capital Equipment	10,276,249	8,204,690	2	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	6,608,887	7,230,131	1	345,833	389,320	—
CLO Fund Securities	45,727,813	19,582,555	4	46,618,717	31,968,202	12
Construction & Building	9,802,754	10,946,643	2	—	—	—
Consumer goods: Durable	32,435,115	34,858,844	7	3,413,107	2,558,619	1
Consumer goods: Non-durable	1,837,151	2,102,176	0	—	—	—
Containers, Packaging and Glass	2,806,740	2,502,994	1	2,831,640	2,616,480	1
Electronics	28,389,620	31,564,533	6	12,511,345	13,636,090	5
Energy: Oil & Gas	13,501,691	6,878,115	1	12,522,303	4,919,950	2
Environmental Industries	3,939,764	3,585,669	1	3,998,816	3,924,947	1
Forest Products & Paper	1,576,633	1,270,880	0	1,570,609	1,534,240	1
Healthcare, Education and Childcare	14,059,921	13,791,048	3	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	83,481,401	78,823,040	16	42,461,467	33,637,136	12
High Tech Industries	32,949,892	35,052,389	7	18,816,125	17,481,155	6
Joint Ventures	54,932,458	49,349,163	10	48,594,539	45,087,967	16
Machinery (Non-Agrclt/Constr/Electr)	6,712,460	7,227,441	1	—	—	—
Media: Advertising, Printing & Publishing	2,830,592	3,170,254	1	—	—	—
Media: Broadcasting & Subscription	3,955,772	3,901,188	1	4,614,647	4,567,266	2
Media: Diversified & Production	2,658,914	2,612,250	1	2,886,325	2,887,230	1
Metals & Mining	1,219,188	1,326,500	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	—	—	—	2,534,318	2,829,436	1
Retail	5,790,208	6,597,338	1	—	—	—
Services: Business	58,027,464	60,119,401	12	22,726,850	21,415,794	8
Services: Consumer	4,241,127	4,198,243	1	4,512,488	4,493,529	2
Telecommunications	8,930,322	9,023,109	2	8,751,454	8,164,050	3
Textiles and Leather	12,415,194	10,860,696	2	12,389,673	12,180,290	4
Money Market Accounts	—	—	—	4,207,107	4,207,107	2
Transportation: Cargo	7,655,970	8,757,804	2	8,216,303	8,300,043	3
Total	$536,008,160	$486,628,831	100%	$334,089,559	$277,897,166	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding CLO Fund Securities and Joint Ventures, was approximately 7.8% and 10.9%, respectively. At December 31, 2020 and December 31, 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, excluding CLO Fund Securities and Joint Ventures, was approximately 7.7% and 9.0%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at December 31, 2020 was spread across 28 different industries and 121 different entities with an average par balance per entity of approximately $3.7 million. As of December 31, 2020, eight of our debt investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2020 and 2019, the total amount of non-qualifying assets was approximately 13.8% and 25.3% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in joint ventures, in the aggregate representing 8.2% and 14.5% of the total assets as of December 31, 2020 and December 31, 2019, respectively, and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.3% and 10.3% of its total assets on such dates, respectively.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO Fund investments were reclassified from CLO Funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. In the fourth quarter of 2020, Libremax sold its equity interest in the Adviser, and therefore as of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates. As of December 31, 2020 and 2019, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at December 31, 2020 and December 31, 2019, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2020 and December 31, 2019, we had approximately $19.6 million and $32.0 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of December 31, 2020 and December 31, 2019, were as follows:

			December 31, 2020(2)		December 31, 2019(3)
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	6,219,310	2,611,423	6,094,823	5,025,536
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,998,258	3,835,632	9,995,658	6,379,580
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,272,501	1,322,100	1,519,641	1,984,155
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,072,697	1,139,032
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	4,141,981	1,609,400	4,088,504	2,514,130
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	8,872,484	3,549,000	9,253,304	6,395,016
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	9,157,681	6,655,000	9,594,090	8,530,751
Total			$45,727,813	$19,582,555	$46,618,717	$31,968,202

(1)	Represents percentage of class held as of December 31, 2020.
(2)	As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates.
(3)	Other than Dryden 30, all of our CLO Fund securities investments were managed by affiliates as of December 31, 2019.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

	As of December 31, 2020	As of December 31, 2019
Investment at fair value	$31,404,100	$33,737,631
Total Assets	$31,404,100	$33,737,631
Total Liabilities	$167,389	$135,457
Total Equity	31,236,711	33,602,174
Total Liabilities and Equity	$31,404,100	$33,737,631

KCAP Freedom 3 LLC

Summarized Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Investment income	$5,006,291	$5,127,460	$4,800,844
Operating expenses	71,518	86,183	126,786
Net investment income	4,934,773	5,041,277	4,674,058
Unrealized appreciation on investments	(518,361)	2,951,441	(4,951,938)
Net income	$4,416,412	$7,992,718	$(277,880)

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2020

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 12.3%, 12/29 maturity	100.0%	$38,986,212	$31,404,100
Total Investments			$38,986,212	$31,404,100

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

(2)	Fair value of this investment was determined using significant unobservable inputs, including a third-party broker quote.
(3)	Formerly known as KCAP F3C Senior Funding, LLC

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

The fair value of our investment in the BCP Great Lakes Partnership at December 31, 2020 and December 31, 2019 was $29.6 million and $23.8 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2020 and December 31, 2019, we had a $20.0 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at December 31, 2020 our funding commitment was limited to approximately $15.0 million pursuant to the limitations described above.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in stockholders’ equity resulting from operations, which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, distributions, fees, and other investment income and our operating expenses, including interest expense. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for years ended December 31, 2020, 2019, and 2018.

Revenue

	For the Years Ended December 31,
	2020	2019	2018
Investment Income:
Interest from investments in debt securities	$31,428,339	$14,983,694	$16,005,663
Interest from short-term investments	15,279	79,065	76,055
Investment income on CLO Fund Securities managed by affiliates	3,221,838	4,427,387	6,024,935
Investment income on CLO Fund Securities managed by non-affiliates	319,458	2,008,148	388,237
Dividends from Asset Manager Affiliates	—	—	1,246,510
Investment in Joint Ventures	6,911,418	4,859,780	3,100,000
Capital structuring service fees	867,853	137,061	245,393
Total investment income	$42,764,185	$26,495,135	$27,086,793

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund Securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates.” Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. In the fourth quarter of 2020, Libremax sold its equity interest in the Adviser, and therefore as of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. Our investment in our Asset Manager Affiliates was deemed to have no value at December 31, 2020 and December 31, 2019. There were no distributions from the Asset Manager Affiliates during 2020 and 2019. For the year ended December 31, 2018, we recognized dividend income of $1.2 million from the Asset Manager Affiliates, while cash distributions received were approximately $36.0 million. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of December 31, 2020 and December 31, 2019.

Investments in Joint Ventures. For the years ended December 31, 2020, 2019 and 2018,we recognized $6.9 million, $4.9 million and $3.1 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2020 and December 31, 2019, the fair value of our investments in Joint Ventures was approximately $49.3 million and $45.1 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2020, 2019 and 2018, was approximately $42.8 million, $26.5 million and $27.1 million respectively. Of these amounts, approximately $31.4 million, $15.0 million and $16.0 million, respectively, was attributable to interest income on our Debt Securities Portfolio.

At December 31, 2020 and 2019, the weighted average contractual interest rate on our loans and debt securities was approximately 7.8% and 10.9%, respectively. At December 31, 2020 and 2019, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 7.7% and 9.0%, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, approximately $3.5 million, $6.4 million and $6.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $14.7 thousand, $2.5 million and $3.5 million of taxable distributable income on distributions from our CLO Fund Securities during the years ended December 31, 2020, 2019 and 2018, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

	For the Years Ended December 31,
	2020	2019	2018
Expenses:
Management fees	$4,579,082	$3,129,079	$—
Performance-based incentive fees	4,857,563	—	—
Interest and amortization of debt issuance costs	10,283,996	8,261,445	7,403,436
Compensation	—	3,688,578	4,012,743
Professional fees	2,835,947	3,466,877	3,470,269
Insurance	670,688	704,592	321,268
Administrative services expense	1,941,398	1,243,587	—
Other general and administrative expenses	1,152,045	1,496,258	1,874,600
Lease termination costs	—	1,431,030	—
Total expenses	26,320,719	23,421,446	17,082,316
Management and performance-based incentive fees waived	(556,880)	—	—
Net Expenses	$25,763,839	$23,421,446	$17,082,316

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

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2020 and 2019 were approximately $4.6 million and $3.1 million, respectively. Incentive fees for the years ended December 31, 2020, were approximately $4.9 million, of which approximately $557 thousand were waived. There were no incentive fees earned during the year ended December 31, 2019. See “The Externalization” above.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. Debt assumed in connection with the GARS Acquisition was recognized at fair value on the date of the transaction, resulting in a discount which is amortized over the remaining term of the borrowings.

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

Total expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $26.3 million, $23.4 million and $17.1 million, respectively. For the year ended December 31, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to the termination of the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of our lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the years ended December 31, 2020, 2019 and 2018, interest expense and amortization on debt issuance costs and discount for the period was approximately $10.3 million, $8.3 million and $7.4 million, respectively, on average debt outstanding of $203 million, $132 million, and $105 million, respectively.

For the years ended December 31, 2019 and 2018, approximately $3.7 million and $4.0 million of expenses were attributable to compensation of former employees, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the year ended December 31, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

For the years ended December 31, 2020, 2019 and 2018, professional fees and insurance expenses totaled approximately $3.5 million, $4.2 million and $3.8 million, respectively. For the year ended December 31, 2019, we incurred approximately $1.0 million of professional fees in connection with the Externalization. For the year ended December 31, 2020 and 2019, administrative services expense was approximately $1.9 million and $1.2 million , respectively. Other general and administrative expenses, which includes rent expense on our former lease obligation, technology and other office and administrative expenses, totaled approximately $1.2 million, $1.5 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2020, net investment income and net realized gains were approximately $24.6 million, or $0.49 per share. For the year ended December 31, 2019, net investment income and net realized (losses) were approximately ($12.5) million, or ($0.33) per share. For the year ended December 31, 2018, net investment income and net realized (losses) were approximately ($6.5) million, or ($0.17) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2020, GAAP-basis net investment income was approximately $17.0 million or $0.34 per share, while tax-basis distributable income was approximately $10.8 million or $0.22 per share. For the year ended December 31, 2019, GAAP-basis net investment income was approximately $3.1 million or $0.08 per basic share, while tax-basis distributable income was approximately $0.5 million or $0.01 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2020	2019	2018
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$19,811,899	$6,519,282	$(7,420,747)
Equity securities	1,647,812	(4,856,831)	(1,283,420)
CLO Fund Securities managed by affiliates	(11,079,828)	(6,875,007)	17,790,480
CLO Fund Securities managed by non-affiliates	(414,915)	3,380,119	(8,285,747)
Asset Manager Affiliates investments	—	—	(579,000)
Joint Venture Investments	(2,076,723)	3,017,847	(3,125,560)
Derivatives	(1,075,182)	(64,046)	—
Total net unrealized gain (loss) from investment transactions	$6,813,063	$1,121,364	$(2,903,994)

During the year ended December 31, 2020, our total investments had net unrealized appreciation of approximately $6.8 million. Included in the net unrealized appreciation for the year ended December 31, 2020, are unrealized depreciation on CLO Fund Securities of approximately $11.5 million, net unrealized appreciation on equity securities of approximately $1.6 million, as well as unrealized depreciation of $2.1 million on our Joint Venture investments and unrealized appreciation on our debt securities of approximately $19.8 million, including approximately $40.4 million of purchase discount related to assets acquired in the GARS transaction. During the year ended December 31, 2019, our total investments had net unrealized appreciation of approximately $1.1 million. Included in the net unrealized appreciation for the year ended December 31, 2019 are unrealized depreciation on CLO Fund Securities of approximately $3.5 million unrealized depreciation and on equity securities of approximately $4.9 million, unrealized appreciation of $3.0 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $6.5 million, including approximately $6.4 million of purchase discount related to assets acquired in the OHAI transaction. During the year ended December 31, 2018, our total investments had net unrealized depreciation of approximately $2.9 million. Included in the net unrealized depreciation for the year ended December 31, 2018 are unrealized appreciation on CLO Fund Securities of approximately $9.5 million unrealized depreciation and on equity securities of approximately $1.3 million, unrealized depreciation of the Asset Manager Affiliates of $0.6 million, unrealized depreciation of $3.1 million on our Joint Ventures investments and unrealized depreciation on our debt securities of $7.4 million.

Net Change in Stockholder’s Equity Resulting from Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2020 was approximately $31.6 million, or $0.63 per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2019 was approximately ($12.5) million, or $(0.33) per share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2018 was approximately $(9.6) million, or $(0.26) per basic share.

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

As of December 31, 2020 and December 31, 2019 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2020	December 31, 2019
Cash and cash equivalents	$6,990,008	$136,864
Restricted Cash	75,913,411	4,967,491
Short-term investments	—	4,207,107
Senior Secured Loan	328,845,612	88,788,639
Junior Secured Loan	75,807,477	95,188,373
Subordinated Note	—	2,422,281
Senior Unsecured Bond	207,766	403,615
CLO Fund Securities	19,582,555	31,968,202
Equity Securities	13,944,876	9,864,419
Joint Ventures	49,349,163	45,087,967
Derivatives	(1,108,618)	(33,437)
Total	$569,532,250	$283,001,520

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2020, we had approximately $377.9 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 156%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the third quarter of 2017, we issued $77.4 million aggregate principal amount of our Notes. The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022 and are senior unsecured obligations. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2020, there was approximately $76.7 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 6.125% Notes.

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

At December 31, 2020, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $49.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

We are also prohibited by the indentures governing our Notes from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions paid by us since 2018.

	Distribution	Declaration Date		Record Date	Pay Date
2021:
First quarter	$0.06	2/12/2021	[1]	2/22/2021	3/2/2021

2020:
Fourth quarter	$0.06	10/16/2020		10/26/2020	11/27/2020
Third quarter	0.06	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020	[1]	2/18/2020	2/28/2020
Total declared in 2020	$0.24
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32
2018:
Fourth quarter	$0.10	9/18/2018		10/9/2018	10/29/2018
Third quarter	0.10	6/19/2018		7/6/2018	7/27/2018
Second quarter	0.10	3/20/2018		4/6/2018	4/27/2018
First quarter	0.10	12/13/2017	[1]	1/5/2018	1/25/2018
Total declared in 2018	$0.40

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2020 and December 31, 2019, the Company had approximately $32.9 million and $31.9 million in commitments to fund investments, respectively. As of December 31, 2020, included in such amount was $20.0 million in unfunded commitments to the BCP Great Lakes Partnership, however, as of that date, our funding commitment was limited to approximately $15.0 million pursuant to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$377,909,572	$—	$126,046,874	$—	$251,862,698

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2020, eight of our debt investments were on non-accrual status.

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

Management Compensation

As a result of the Closing we no longer issue stock options or restricted stock under the Company’s Equity Incentive Plan or the Company’s Non-Employee Director Plan. The 1940 Act does not permit externally managed investment companies and BDCs to issue or have outstanding options or restricted stock granted to directors and employees. Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of our common stock granted under our 2008 Non-Employee Director Plan that was outstanding immediately prior to the Externalization (each, a “Company Stock Option”) was cancelled in exchange for the payment in cash to the holder thereof.

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

Recent Developments

On February 12, 2021 our Board declared a distribution to shareholders of $0.06 per share for a total of $4.5 million. The record date was February 22, 2021and the distribution was paid on March 2, 2021.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2020, approximately 78% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 74% of these floating rate loans contain LIBOR floors ranging between 1.00% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2020, we had approximately $377.9 million (par value) of borrowings outstanding at a current weighted average rate of 3.0%, of which $76.7 million par value had a fixed rate and $301.2 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2020 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(1,524,391)	$(682,436)	$290,495
Decrease in interest rate	$419,444	$407,733	$407,733

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $1.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an decrease of approximately $0.7 million and an increase of $0.3 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in an increase in net investment income of approximately $0.4 million, $0.4 million and $0.4 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments. There is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Conclusion.Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as December 31, 2020. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2020 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director and Executive Officer Information

Directors

Certain information with respect to the directors of the Company is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

For purposes of this presentation, our directors have been divided into two groups – independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act. Graeme Dell and Ted Goldthorpe are interested directors of the Company because they are officers of the Company and/or the Adviser.

Name, Address, and Age(1)	Length of Time Served; Term of Office	Principal Occupation(s) During the Past Five Years	Other Directorships Held by Director or Nominee for Director During the Past Five Years(3)
Interested Directors
Graeme Dell (55)	Director since April 2019; term expires in 2023	Managing Partner and Chief Operating Officer of BC Partners LLP since May 2014. Previously, Mr. Dell was Group Finance Director at Ashmore Group plc from 2008 to 2014.	A member of the board of directors of Mount Logan Capital Inc. since October 2018.
Ted Goldthorpe (44)	Director since April 2019; term expires in 2021

President and CEO of the Company since April 2019 and BC Partners Lending Corporation since April 2018. Executive Officer of Sierra Crest Investment Management LLC and Managing Partner of BC Partners Credit since 2017. Mr. Goldthorpe was President of Apollo Investment Corporation and Chief Investment Officer of Apollo Investment Management from 2012 to 2016.

A member of the board of directors of Mount Logan Capital Inc. since October 2018; a member of the board of directors of BC Partners Lending Corporation since 2018; a member of the board of trustees of the Alternative Credit Income Fund since 2020.

Independent Directors
Alexander Duka (54)	Director since April 2019; term expires in 2021	Executive Vice President of Corporate Development of Acceleration Bay, LLC from September 2017 to September 2019. Mr. Duka also held various positions at Citigroup, Inc. from 1992 to 2017.

A member of the board of directors of BC Partners Lending Corporation since 2018; a member of the board of trustees of Bondhouse Investment Trust since 2019; a member of the board of trustees of the Alternative Credit Income Fund since 2020.

George Grunebaum (58)	Director since April 2019; term expires in 2022	Mr. Grunebaum joined Ashmore in 2008. He is Chief Executive Officer of Ashmore Investment Management (US) Corp and President of Ashmore Funds, a series of U.S. registered mutual funds.

A member of the board of trustees of Ashmore Funds since December 2010; a member of the board of directors of BC Partners Lending Corporation since 2018; a member of the board of trustees of the Alternative Credit Income Fund since 2020.

Dean C. Kehler (64)	Director since February 2012; term expires in 2022	Managing Partner of Trimaran Capital Partners since 1993 and Co-Chairman and Co-CEO of GX Acquisition Corp since August 2018.	A member of the board of directors of GX Acquisition Corp. and El Pollo Loco Holdings, Inc.
Christopher Lacovara (56)	Director since December 2006; term expires in 2021

Director of Finance and Legal Affairs of Community Access, Inc. since August 2015. Prior to that, Mr. Lacovara was held several positions, most recently co-managing partner of Kohlberg & Co., L.L.C. from 1988 to February 2015.

Robert Warshauer (63)	Director since April 2019; term expires in 2023	Head of the Investment Banking Group – New York and Co-Head of the Restructuring Practice in Imperial Capital’s New York Investment Banking Group since April 2006.	A member of the board of directors of BC Partners Lending Corporation since 2018; a member of the board of trustees of the Alternative Credit Income Fund since 2020.
Joseph Morea (65)	Director since October 2020; term expires 2023	Former Principal for Berkeley Realty Ventures, LLC

A member of the board of directors / board of trustees of: Industrial Logistics Properties Trust since 2018, Tremont Mortgage Trust since 2017, TravelCenters of America LLC since 2015, First Eagle Senior Loan Fund (f/k/a THL Credit Senior Loan Fund) since 2013, Eagle Growth and Income Opportunities Fund from 2015 to 2020, RMR Real Estate Income Fund from 2016 to 2020, and Garrison Capital Inc. from 2015 to October 2020.

Matthew Westwood (50)	Director since October 2020; term expires in 2022	Former Managing Director and principal of Wilshire Associates Incorporated	A member of the board of directors of Garrison Capital Inc. from May 2011 to October 2020.
(1)	The address of all directors is c/o Portman Ridge Finance Corporation, 650 Madison Avenue, New York, NY 10022.

(2)

Except as set forth in this table, no current director of the Company otherwise serves, or has served during the past five years, as a director of an investment company registered under the 1940 Act or of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Biographical Information

Additional biographical information regarding the Company’s current directors is set forth below.

Interested Directors

Graeme Dell. Mr. Dell is a Partner and Chief Operating Officer Director of BC Partners. Mr. Dell joined BC Partners in London in 2014 to further develop the support functions within the organization including fund administration, compliance, finance, information technology, human resources and risk. Previously, Mr. Dell spent six years at Ashmore Group plc, a UK listed asset management firm, principally investing in emerging markets debt, where he was Group Finance Director. Prior to this, he was Group Finance Director for six years at Evolution Group plc, another UK listed financial services organization. He initially qualified as a chartered accountant at Coopers & Lybrand before performing roles in operations and finance at Goldman Sachs and Deutsche Bank.

Through his board experience as an officer of several listed companies, in addition to skills acquired with firms engaged in financial services, Mr. Dell brings extensive business and financial expertise to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Dell should serve as a member of the Board.

Ted Goldthorpe. Mr. Goldthorpe is the President and Chief Executive Officer of the Company. Mr. Goldthorpe is an executive officer of the Adviser and Managing Partner of BC Partners Credit (“BCP Credit”), an integrated credit platform operating within the BC Partners organization. He joined BC Partners to open BCP Credit in 2017. He was previously President of Apollo Investment Corporation and the Chief Investment Officer of Apollo Investment Management where he was the head of its U.S. Opportunistic Platform and also oversaw the Private Origination business from 2012 to 2016. He was also a member of Apollo’s firm-wide Senior Management Committee. Prior to Apollo, Mr. Goldthorpe worked at Goldman Sachs for 13 years where he most recently ran the bank loan distressed investing desk. He was previously the head of Principal Capital Investing for the Special Situations Group. Mr. Goldthorpe launched BC Partners’ credit business in 2017 and oversees a team of experienced credit professionals. As a Managing Partner of BC Partners, Mr. Goldthorpe is also a member of the Investment Committee of the private equity business.

Mr. Goldthorpe’s prior credit and investment experience, including his experience as an officer of a publicly-traded business development company, led to the Board’s conclusion that Mr. Goldthorpe should serve as a member of the Board.

Independent Directors

Alexander Duka. Mr. Duka is the chairman of the Compensation Committee of the Board. Mr. Duka also serves on the Audit Committee and Nominating and Corporate Governance Committee of the Board. Mr. Duka was the Executive Vice President of Corporate Development for Acceleration Bay LLC, a patent investment and technology acceleration business headquartered in San Mateo, CA until December 2019, and remains a senior advisor for the firm. Mr. Duka was responsible for Finance, Investor Relations, Strategic Relationships, New Ventures and Acquisitions. He joined the firm in September 2017. Mr. Duka previously spent 20 years at Citigroup, a global banking institution, and was a Managing Director in the Financial Institutions group in Global Banking, retiring in February 2017. Mr. Duka was the senior banker responsible for managing Citibank’s banking relationships with a number of high profile traditional and alternative asset management companies. Mr. Duka oversaw all financings, capital markets activity, M&A and the provision of other banking services and advice for this client base. Mr. Duka also worked with these asset managers to develop a new generation of permanent capital vehicles, including Business Development Companies, REITs, Closed End Funds, and European Listed Vehicles. Prior to Citibank, Mr. Duka worked at Bank of New York and United Jersey Bank. Mr. Duka received his B.A. from Rutgers College and his MBA from Rutgers Graduate School of Management.

Through his prior experiences as an executive vice president and managing director at several companies, Mr. Duka brings business expertise and finance and industry skills to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Duka should serve as a member of the Board.

George Grunebaum. Mr. Grunebaum is the chairman of the Nominating and Corporate Governance Committee of the Board. Mr. Grunebaum also serves on the Audit Committee and Compensation Committee of the Board of the Company. Mr. Grunebaum is Chief Executive Officer of Ashmore Investment Management (US) Corp, which he joined in 2008. He is President of Ashmore Funds, a series of U.S. registered mutual funds. Prior to that, he was co-Managing Partner of Dolomite Capital Management and one of the founding partners of the firm. He began his career in finance in 1986, joining Chase Investment Banks’ Latin America corporate finance division. In 1987, he was asked to join the newly formed Debt Arbitrage Group and from 1988 to 1995, worked in various capacities as an Emerging Markets trader. In 1995, he was asked to run global client trading for the Emerging Markets group and in 1998, was given additional responsibility for global principal risk taking in Emerging Market credit, and for local interest rates and Emerging Market equities in 2001. Mr. Grunebaum continued to work at the firm and its successor institutions and was elected co-chairman of the Emerging Markets Traders Association (EMTA) in 2001, until his retirement from JPMorgan Chase in May 2005. He received his BA from Hamilton College. He is licensed as a Series 7, Series 24, and Series 63 Registered Representative.

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

Dean C. Kehler. Mr. Kehler also serves on the Compensation Committee of the Board. Mr. Kehler is a Managing Partner of Trimaran Capital Partners, a manager of private investment funds, and is Co-Chairman and Co-CEO of GX Acquisition Corp. Prior to co-founding Trimaran, Mr. Kehler was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Kehler was a Managing Director at Drexel Burnham Lambert Incorporated and also worked at Lehman Brothers Kuhn Loeb Incorporated. Mr. Kehler currently serves on the Board of Directors of El Pollo Loco Holdings, Inc. Mr. Kehler previously served as a director of various public and private companies, including Security First Corporation. Mr. Kehler also serves as a member of the Board of Overseers of the University of Pennsylvania School of Nursing. Mr. Kehler earned his B.S. from The Wharton School of the University of Pennsylvania.

Mr. Kehler possesses particular knowledge and experience in corporate finance, investment management, financial analysis and corporate governance that strengthen the Board’s collective qualifications, skills and experience. The foregoing qualifications led to the Board’s conclusion that Mr. Kehler should serve as a member of the Board.

Joseph Morea. Mr. Morea serves on the Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Morea had served as a director of GARS from 2015 to 2020. Mr. Morea has also served as a director for Industrial Logistics Properties Trust, a REIT primarily investing in industrial and logistics properties, since January 2018, for Tremont Mortgage Trust, a real estate finance company primarily investing in first mortgage loans secured by middle market and transitional commercial real estate, since June 2017, for TravelCenters of America LLC, a company that operates full-service facilities along highways, since February 2015 and for First Eagle Senior Loan Fund, an investment company primarily investing in bank loans, since June 2013. Additionally, he served as a director for Eagle Growth and Income Opportunities Fund, an investment company primarily investing in equity and fixed income securities, from 2015 to 2020 and RMR Real Estate Income Fund, an investment company primarily investing in common and preferred securities issued by REITs and other real estate companies, from 2016 to 2020. Mr. Morea previously served as a Principal for Berkeley Realty Ventures, LLC. Prior to joining Berkeley Realty Ventures in August 2012, Mr. Morea served as the Vice Chairman and Managing Director of RBC Capital Markets from 2003 through June 2012. In this position, Mr. Morea led the U.S. Equity Capital Markets Division, the U.S. Investment Banking Division and the U.S. Commitment Committee. Earlier in his career, Mr. Morea held positions in equity capital markets at UBS, Inc., PaineWebber, Inc. and Smith Barney, Inc. Mr. Morea received a B.S. from Albany State University and a M.B.A. from The Peter J. Tobin College of Business at St. John’s University. Mr. Morea is also an inactive Certified Public Accountant.

Mr. Morea’s extensive knowledge of capital markets and his experience as a director with other investment companies led the Nominating and Corporate Governance Committee and Board to conclude that Mr. Morea is qualified to serve as a director.

Christopher Lacovara, Esq. Mr. Lacovara serves on the Audit Committee of the Board. Mr. Lacovara is the Chief Financial Officer and General Counsel of Community Access, Inc., a non-profit organization that develops, builds and operates rental housing for formerly homeless individuals and low-income families in New York City. Prior to joining Community Access, Mr. Lacovara was an associate at the law firm of Patterson Belknap Webb & Tyler LLP, and worked for the United States Court of Appeals for the Third Circuit and for the New York State Court of Appeals. Prior to becoming an attorney, Mr. Lacovara was a co-managing partner of Kohlberg & Co., L.L.C., a leading middle market private equity firm, which he joined in 1988. Mr. Lacovara received an A.B. from Harvard College, an M.S. in Civil Engineering from the Columbia University School of Engineering and Applied Sciences, and a J.D. from the Columbia University School of Law. Mr. Lacovara has served on the boards of directors of more than 20 privately-held and publicly-listed companies.

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

Robert Warshauer. Mr. Warshauer is the chairman of the Audit Committee of the Board. Mr. Warshauer also serves on the Nominating and Governance Committee and Compensation Committee of the Board. Warshauer is Head of the Investment Banking Group – New York and Co-Head of the Restructuring Practice in Imperial Capital’s New York Investment Banking Group. He has over 25 years of experience in financings, mergers and acquisitions, and restructurings. Prior to joining Imperial Capital, he was a Managing Director at Kroll Zolfo Cooper, where he advised clients on operational issues, acquisitions and recapitalizations. He was a Managing Director and member of the Board of Directors and the Commitment Committee of Giuliani Capital Advisors LLC, and its predecessor firm, Ernst & Young Corporate Finance LLC. He has also held the position of CEO and President of a branded retail business with over 500 locations and 5,000 employees, been the CEO of an international business services and manufacturing company with operations in 16 countries, and served as President and a member of the Board of Directors of a publicly traded technology company. He is a former member of the board of directors of the American Bankruptcy Institute and currently serves on several corporate and charitable boards of directors. Mr. Warshauer received his M.B.A. from New York University and his B.S.B.A. from Bucknell University.

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

Matthew Westwood. Mr. Westwood serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Westwood had served as a director of GARS from 2011 to 2020. Mr. Westwood formerly served as a managing director and principal of Wilshire Associates Incorporated. While at Wilshire Associates Incorporated, Mr. Westwood was a senior investment professional for Wilshire Private Markets, a global private equity fund of funds. Prior to joining Wilshire Associates Incorporated, Mr. Westwood worked at Ernst & Young LLP where he managed audit and consulting engagements for both public and private clients. During his career, Mr. Westwood has served on numerous private equity limited partner advisory boards. He also formerly served as a member of the board of the Pittsburgh Venture Capital Association and as a member of Wilshire Associates Incorporated’s 401k Committee. Mr. Westwood received a B.S. from Villanova University and an M.B.A. from the University of Pittsburgh. Mr. Westwood is currently an inactive Certified Public Accountant.

Mr. Westwood’s experience at a senior level in the asset management industry and as an accountant led the Company’s Nominating and Corporate Governance Committee and Board to conclude that Mr. Westwood is qualified to serve as a director.

Executive Officers Who Are Not Directors

The following table sets forth the name, age, and position held by our executive officers who are not also directors, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Jason T. Roos	42	Chief Financial Officer, Secretary and Treasurer
Andrew Devine	43	Chief Compliance Officer
Patrick Schafer	36	Chief Investment Officer

The business address of each of the officers is c/o Portman Ridge Finance Corporation, 650 Madison Avenue, New York, NY 10022.

Andrew Devine. Mr. Devine joined the Company as Chief Compliance Officer in May 2019. Since 2015, he has been the Head of Compliance for BC Partners in London and has served as Chief Compliance Officer of BC Partners Lending Corporation since April 2018. Mr. Devine started his career at the UK Financial Conduct Authority in their Enforcement Division, where he spent five years from 2001 to 2007. Mr. Devine then worked at Standard and Poor’s from 2007 to 2008, PwC Legal from 2008 to 2009, Apax Partners 2010 to 2013 and Partners Capital from 2014 to 2015, before joining BC Partners. Mr. Devine holds a degree in law from Lancaster University and is a qualified UK regulatory lawyer.

Jason T. Roos. Mr. Roos has served as Chief Financial Officer, Secretary and Treasurer of the Company since March 2021. Mr. Roos joined BC Partners in May 2020 and brings nearly 20 years of experience in financial roles, most recently as Credit Product CFO, where he is responsible for the integrity and accuracy of financial reporting and the overall control environment of the credit business. Prior to joining BC Partners, Mr. Roos served in various roles with Wells Fargo & Company from 2011 to 2020, including serving as Controller for Wells Fargo’s investment bank and institutional broker dealer, Wells Fargo Securities. Prior to that, from 2002 to 2011, Mr. Roos provided audit and advisory services to financial institutions at PricewaterhouseCoopers LLP. Mr. Roos earned his B.A. in accounting and finance from the University of Northern Iowa and is a Certified Public Accountant registered in New York, Iowa, and Minnesota.

Patrick Schafer. Mr. Schafer has served as Chief Investment Officer of the Company since April 2019. He joined BCP Credit in May 2018, having previously worked at Apollo Global Management. Mr. Schafer spent seven years at Apollo in the Opportunistic Credit group, most recently as a Managing Director in Direct Originations. Prior to Apollo, he spent three years at Deutsche Bank Securities in the Investment Banking Division. Mr. Schafer holds a BBA from the University of Notre Dame.

Corporate Governance Documents

The Company maintains a corporate governance webpage under the “Corporate Governance” link at www.PortmanRidge.com.

The Company’s Corporate Governance Policy, 1940 Act Code of Ethics, Sarbanes-Oxley Code of Ethics, Insider Trading Policy, Whistleblower Policy, Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Compensation Committee Charter are available at www.PortmanRidge.com and are available to any stockholder who requests them by writing to Portman Ridge Finance Corporation, 650 Madison Avenue, New York, New York 10022, Attention: Secretary.

We have adopted a Sarbanes-Oxley Code of Ethics which applies to, among others, every officer and director of the Company. Requests for copies should be sent in writing to Portman Ridge Finance Corporation, 650 Madison Avenue, New York, New York 10022, Attention: Secretary. The Company’s Sarbanes-Oxley Code of Ethics is also available on our website at www.PortmanRidge.com. If we make any substantive amendment to, or grant a waiver from, a provision of our Sarbanes-Oxley Code of Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.PortmanRidge.com.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2020 Joint Annual Meeting of Stockholders.

Audit Committee

The Company’s Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation thereof), reviewing the independence of its independent accountants and reviewing the adequacy of its internal control over financial reporting, as well as establishing guidelines and making recommendations to its Board regarding the valuation of its loans and investments.

The current members of the Company’s Audit Committee are Messrs. Duka, Grunebaum, Lacovara, Warshauer and Westwood, each of whom is not an interested person of the Company as defined in the 1940 Act and is independent for purposes of the Nasdaq listing rules. Mr. Warshauer serves as the Chairman of the Audit Committee. The Board has determined that Mr. Warshauer is an “audit committee financial expert” as defined under SEC rules.

Item 11.	Executive Compensation

Compensation of Executive Officers

Generally, the executive officers of the Company do not receive direct compensation from the Company. The compensation of the principals and other investment professionals of the Adviser are paid by the Adviser or one of its affiliates. Further, the Company is prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to its officers or directors, or any employees it may have in the future. Compensation paid to the Company’s chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at the Adviser that perform duties for the Company is set by the Administrator and is subject to reimbursement by the Company of an allocable portion of such compensation for services rendered to it.

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the fiscal year ended December 31, 2020. No compensation is paid by us to any interested director or executive officer of the Company.

	Fees Earned or Paid in Cash(1)(2)	Total Compensation from the Company and Fund Complex Paid to Directors
Name	Company	Company	Fund Complex(4)
Interested Director:
Graeme Dell	—	—	—
Ted Goldthorpe	—	—	—
David Moffit(5)	—	—	—
Independent Directors:
Alexander Duka	$85,000	$85,000	$139,000
George Grunebaum	$80,000	$80,000	$134,000
Dean C. Kehler	$70,000	$70,000	$70,000
Christopher Lacovara	$70,000	$70,000	$70,000
Robert Warshauer	$80,000	$80,000	$134,000
Matthew Westwood (3)	—	—	—
Joseph Morea (3)	—	—	—

(1)	For a discussion of the Company’s independent directors’ compensation, see below.
(2)	The Company does not maintain a stock or option plan, non-equity incentive plan or pension plan for its directors.
(3)	Joined the Board on October 26, 2020.
(4)	“Fund Complex” includes the Company, BC Partners Lending Corporation and Alternative Credit Income Fund.
(5)	Resigned from the Board on September 18, 2020.

Each independent director of the Board is paid an annual board retainer of $70,000. In addition, the lead independent director will receive $10,000, the Chair of the Company’s Audit Committee will receive $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive $5,000 and the Chair of the Company’s Compensation Committee will receive $5,000. In addition, the Company reimburses independent directors for any out-of-pocket expenses related to their service as members of the Board of Directors. The independent directors of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

Compensation Committee Interlocks and Insider Participation

The Board has established a Compensation Committee. The Compensation Committee is currently composed of Messrs. Duka, Grunebaum, Kehler, Morea, Warshauer, and Westwood. Mr. Duka serves as Chairman of the Compensation Committee. Each member of the Compensation Committee is an independent director. Prior to April 1, 2019, the Compensation Committee determined compensation for the Company’s named executive officers, in addition to administering the Company’s equity compensation plans. Currently none of the Company’s executive officers is compensated by the Company and, as a result, the Compensation Committee will no longer produce and/or review a report on executive compensation practices. The Compensation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.PortmanRidge.com.

The Company’s Compensation Committee is currently responsible for reviewing and approving the reimbursement by the Company of the allocable portion of the compensation of its chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at the Adviser that perform duties for the Company.

No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2021, the beneficial ownership information of each current director, including the nominees for director, as well as the Company’s executive officers, each person known to it to beneficially own 5% or more of the outstanding shares of its common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 75,195,141 shares of the Company’s common stock and outstanding as of March 5, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the shares of the Company’s common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power over the shares beneficially owned by such beneficial owner. The directors are divided into two groups — interested directors and independent directors. Each interested director is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. The address of all executive officers and directors is c/o Portman Ridge Finance Corporation at 650 Madison Avenue, New York, New York 10022.

	Number of Shares(1)	Percentage of Class
Name and Address
Directors and Executive Officers:
Independent Directors
Alexander Duka	10,000	*
George Grunebaum	-	-
Christopher Lacovara(2)	212,634	*
Dean C. Kehler(3)	1,674,000	2.23%
Robert Warshauer	20,000	*
Matthew Westwood	43,263	*
Joseph Morea	18,210	*
Interested Directors
Graeme Dell	-	-
Ted Goldthorpe	97,651	*
Executive Officers
Jason T. Roos	—	*
Andrew Devine	—	—
Patrick Schafer	49,500	*
Directors and Executive Officers as a Group	2,125,258	2.83%
5% Holders
Sarpa Holdings LLC(4)	5,598,681	7.45%
Silver Creek Capital Management(5)	3,846,872	5.12%

*	Represents less than 1%.
(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2)

Excludes shares of common stock held by KKAT Acquisition Company III, LLC, KKAT Acquisition Company IV, LLC, KKAT Acquisition Company V, LLC, KKAT Acquisition Company VII, LLC and KKAT Acquisition Company VIII, LLC (the “KKAT Entities”). Mr. Lacovara is a member of the KKAT Entities and therefore may have a pecuniary interest in certain of the shares held by the KKAT Entities. Mr. Lacovara disclaims beneficial ownership of the shares held by the KKAT Entities except to the extent of their respective pecuniary interests therein.

(3)

Includes 1,800,000 shares acquired by Mr. Kehler as consideration for his indirect sale of certain property and limited liability company interests in Trimaran Advisors, L.L.C. to the Company on February 29, 2012. Mr. Kehler indicated that he has sole dispositive and voting power over 725,000 of such shares which were delivered at the closing of the transaction.

(4)

As reported on a Schedule 13G filed by Sarpa Holdings LLC (“Sarpa”) on February 17, 2021 of the 5,598,681 shares of the Company’s common stock over which Sarpa has the shared power to dispose or to direct the disposition of and the shared power to vote or to direct the vote. The principal address of Sarpa is 1870 Ogden Drive, Burlingame, CA 94010.

(5)

As reported on a Schedule 13G filed by Silver Creek Capital Management LLC (“Silver Creekt”) on February 18, 2021 of the 3,846,872 shares of the Company’s common stock over which Silver Creek has the shared power to dispose or to direct the disposition of and the Shared power to vote or to direct the vote. The principal address of Haymarket is 1303 Fifth Avenue, 40th Floor, Seattle, Washington 98101.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement and Administrative Agreement

The Company is externally managed by the Adviser, an affiliate of BC Partners, pursuant to the Advisory Agreement. Each of Mr. Goldthorpe and Mr. Dell, interested members of the Board, has a direct or indirect pecuniary interest in the Adviser. The Adviser is a registered investment adviser under the Advisers Act. The Adviser is an affiliate of BC Partners Advisors L.P. BC Partners Holdings Limited is the ultimate control person of the Adviser.

Under the Advisory Agreement, fees payable to the Adviser equal (i) the Base Management Fee and (ii) the Incentive Fee. For the year ended December 31, 2020, Base Management Fees were approximately $4.6 million, and Incentive Fees were approximately $4.9 million, of which approximately $557 thousand were waived. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

In addition, the Adviser (or its affiliate) will use up to $10 million of the Incentive Fee actually paid to the Adviser prior to the second anniversary of the effective date of the Advisory Agreement to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In December 2020, the Company entered into the Securities Purchase Agreement with an affiliate of the Adviser and an affiliate of LibreMax for the sale of 204,708 shares of our common stock. The Company received proceeds in cash of approximately $572 thousand from the sale, and the transaction was approved by the Company’s Board, including the independent directors.

Pursuant to the Administration Agreement, the Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing to the Company office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and such other services as the Administrator, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the applicable Administration Agreement. The Administrator also provides to the Company portfolio collection functions for and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and reports and all other materials filed with the SEC.

For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of compensation and related expenses of its chief financial officer and chief compliance officer and their respective staffs.

Such reimbursement is at cost, with no profit to, or markup by, the Administrator. For the fiscal year ended December 31, 2020, the Company incurred approximately $1.9 million of administration services expenses under the Administration Agreement.

Review, Approval or Ratification of Transactions with Related Persons

The independent directors of the Company are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Director Independence

In accordance with rules of Nasdaq and Section 2(a)(19) of the 1940 Act, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has materially changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq listing rules. Section 5605 provides that a director of a business development company shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board has determined that each of the current directors is, and each director that served during fiscal year 2020, was independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Goldthorpe and Dell.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table presents fees for professional services rendered by KPMG for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$730,000	$755,000
Audit-Related Fees	$148,000	$92,000
Aggregate Non-Audit Fees:
Tax Fees	$ —	$—
All Other Fees	$12,000	$—
Total Aggregate Non-Audit Fees	$12,000	$—
Total Fees	$890,000	$847,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered public accountant(s) in order to assure that the provision of such service does not impair the accountant’s independence.

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

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated balance sheets of Portman Ridge Finance Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes, including the senior securities information for each of the years in the two-year period ended December 31, 2020 in Note 7 (collectively, the consolidated financial statements) and the consolidated financial highlights for each of the years in the two-year period ended December 31, 2020. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, the results of its operations, changes in net assets and its cash flows for the years then ended, and the financial highlights and senior securities information for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and consolidated financial highlights. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with custodians, portfolio companies, or agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and consolidated financial highlights. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company held investments classified as Level 3 in the fair value hierarchy of $385.0 million as of December 31, 2020. The Company’s Level 3 investments as of December 31, 2020 included debt and equity investments that were acquired from the acquisition of Garrison Capital Inc. (GARS investments) which closed on October 28, 2020. The fair value measurement of the investments acquired resulted in the related purchase discount, including the measurement of unrealized appreciation on the acquired assets. The fair value of the majority of Level 3 investments are derived using one or a combination of valuation methodologies, performed internally and by a third-party valuation firm, involving the income approach and market approach, which include significant unobservable inputs and assumptions.

We identified the assessment of the valuation of investments derived using significant unobservable inputs and assumptions as of December 31, 2020 and at acquisition date for the GARS investments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the valuation of investments derived using significant unobservable inputs and assumptions. Changes in these assumptions could have a significant impact on the fair value of such investments. Specifically, judgments and assumptions used in the income approach relate to projections of future cash flows from the investment and discount rates applied thereon, which incorporate market yields and certain financial performance measures of the underlying portfolio company. Judgments and assumptions to the market approach relate to the selection of comparable companies and the price/earnings multiples or transaction multiples of the investment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain controls related to the Company's fair value measurement of investments derived using significant unobservable inputs and assumptions, including controls related to the development of the significant unobservable assumptions. For a selection of investments, we involved valuation professionals with specialized skills and knowledge who evaluated the Company’s estimate of fair value either by developing an independent estimate of fair value or testing management’s process used to develop the fair value. The independent estimate was developed through either an income or market valuation approach using relevant market and portfolio company information to develop a range of comparable financial performance multiples, discount rates and present value assumptions. In testing management’s process, the valuation professionals evaluated whether the methods and assumptions used by the Company’s third-party valuation firm are appropriate and consistent with industry practice and relevant market information. We evaluated the Company’s historical ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date with the fair value estimate determined by the Company in the prior period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

New York, New York
March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KCAP Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2018, the financial highlights for each of the three years in the period ended December 31, 2018 and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the results of their operations, changes in their net assets, and their cash flows for the year ended December 31, 2018, and their financial highlights for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 26, 2019

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value:
Debt securities (amortized cost: 2020 - $392,932,411; 2019 - $194,686,364)	$404,860,855	$186,802,908
CLO Fund Securities managed by affiliates (amortized cost: 2020 - $0; 2019 - $45,099,076)	—	29,984,047
CLO Fund Securities managed by non-affiliates (amortized cost: 2020 - $45,727,813; 2019 - $1,519,641)	19,582,555	1,984,155
Equity securities (cost: 2020 - $24,593,639; 2019 - $22,160,993)	13,944,876	9,864,419
Asset Manager Affiliates (cost: 2020 - $17,791,230; 2019 - $17,791,230)	—	—
Joint Ventures (cost: 2020 - $54,932,458; 2019 - $48,594,539)	49,349,163	45,087,967
Short-term investments (cost: 2020 - $00; 2019 - $4,207,107)	—	4,207,107
Total Investments at Fair Value, excluding derivatives (cost: 2020 - $535,977,551; 2019 - $334,058,950)	487,737,449	277,930,603
Cash and cash equivalents	6,990,008	136,864
Restricted cash	75,913,411	4,967,491
Interest receivable	2,972,546	1,367,447
Receivable for unsettled trades	25,107,598	24,420,045
Due from affiliates	357,168	473,100
Other assets	1,100,241	1,112,150
Total Assets	$600,178,421	$310,407,700
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020-$1,058,351; 2019 - $1,651,946)	$75,667,624	$75,755,253
2018-2 Secured Notes (net of discount of: 2020-$2,444,512; 2019 - $0)	249,418,186	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,097,815; 2019 - $1,462,364)	48,223,083	78,108,535
Derivative liabilities, net (cost: 2020 - $30,609; 2019 - $30,609)	1,108,618	33,437
Accounts payable and accrued expenses	1,788,908	1,386,981
Accrued interest payable	1,089,531	136,486
Due to affiliates	1,374,739	1,711,793
Management and incentive fees payable	5,243,869	1,076,645
Total Liabilities	383,914,558	158,209,130
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 76,093,492 issued, and 75,164,230 outstanding at December 31, 2020, and 45,024,535 issued, and 44,829,676 outstanding at December 31, 2019	751,642	448,297
Capital in excess of par value	638,459,548	451,353,379
Total distributable (loss) earnings	(422,947,327)	(299,603,106)
Total Stockholders' Equity	216,263,863	152,198,570
Total Liabilities and Stockholders' Equity	$600,178,421	$310,407,700
NET ASSET VALUE PER COMMON SHARE	$2.88	$3.40

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019	2018
Investment Income:
Interest from investments in debt securities	$28,210,725	$14,377,460	$14,939,309
Payment-in-kind investment income	3,217,614	606,234	1,066,354
Interest from short-term investments	15,279	79,065	76,055
Investment income on CLO Fund Securities managed by affiliates	3,221,838	4,427,387	6,024,935
Investment income on CLO Fund Securities managed by non-affiliates	319,458	2,008,148	388,237
Dividends from Asset Manager Affiliates	—	—	1,246,510
Investment income - Joint Ventures	6,911,418	4,859,780	3,100,000
Capital structuring service fees	867,853	137,061	245,393
Total investment income	42,764,185	26,495,135	27,086,793
Expenses:
Management fees	4,579,082	3,129,079	—
Performance-based incentive fees	4,857,563	—	—
Interest and amortization of debt issuance costs	10,283,996	8,261,445	7,403,436
Compensation	—	3,688,578	4,012,743
Professional fees	2,835,947	3,466,877	3,470,269
Insurance	670,688	704,592	321,268
Administrative services expense	1,941,398	1,243,587	—
Other general and administrative expenses	1,152,045	1,496,258	1,874,600
Lease termination costs	—	1,431,030	—
Total expenses	26,320,719	23,421,446	17,082,316
Management and performance-based incentive fees waived	(556,880)	—	—
Net Expenses	25,763,839	23,421,446	17,082,316
Net Investment Income	17,000,346	3,073,689	10,004,477
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	7,604,698	(15,619,046)	(16,474,939)
Net change in unrealized appreciation (depreciation) on:
Debt securities	19,811,899	6,519,282	(7,420,747)
Equity securities	1,647,812	(4,856,831)	(1,283,420)
CLO Fund Securities managed by affiliates	(11,079,828)	(6,875,007)	17,790,480
CLO Fund Securities managed by non-affiliates	(414,915)	3,380,119	(8,285,747)
Asset Manager Affiliates investments	—	—	(579,000)
Joint Venture Investments	(2,076,723)	3,017,847	(3,125,560)
Derivatives	(1,075,182)	(64,046)	—
Total net change in unrealized appreciation (depreciation)	6,813,063	1,121,364	(2,903,994)
Net realized and unrealized appreciation (depreciation) on investments	14,417,761	(14,497,682)	(19,378,933)
Realized gains on extinguishments of Debt	154,571	(1,075,968)	(197,090)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$31,572,678	$(12,499,961)	$(9,571,546)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.63	$(0.33)	$(0.26)
Diluted:	$0.63	$(0.33)	$(0.26)
Net Investment Income Per Common Share:
Basic:	$0.34	$0.08	$0.27
Diluted:	$0.34	$0.08	$0.27
Weighted Average Shares of Common Stock Outstanding—Basic	49,987,586	37,641,650	37,356,241
Weighted Average Shares of Common Stock Outstanding—Diluted	49,987,586	37,641,650	37,356,241

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2020	2019	2018
Operations:
Net investment income	$17,000,346	$3,073,689	$10,004,477
Net realized gains (losses) from investment transactions	7,604,698	(15,619,046)	(16,474,939)
Realized gains from extinguishments of debt	154,571	(1,075,968)	(197,090)
Net change in unrealized (depreciation) appreciation on investments	6,813,063	1,121,364	(2,903,994)
Net increase (decrease) in stockholders’ equity resulting from operations	31,572,678	(12,499,961)	(9,571,546)

Stockholder distributions:
Distributions of ordinary income	(10,693,670)	(464,977)	(9,192,977)
Return of capital	—	(11,485,293)	(5,688,770)
Net decrease in net assets resulting from stockholder distributions	(10,693,670)	(11,950,270)	(14,881,747)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	144,946	205,922	208,775
Stock repurchase	(862,871)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—	(86,743)
Stock based compensation	—	258,936	547,696
Private placement	571,843	—	—
GARS purchase (net of offering expenses)	43,332,368	—	—
OHAI purchase (net of offering expenses)	—	18,162,932	—
Net increase in net assets resulting from capital share transactions	43,186,286	18,627,790	669,728
Net assets at beginning of year	152,198,570	158,021,011	181,804,576
Net assets at end of year	$216,263,863	$152,198,570	$158,021,011
Net asset value per common share	$2.88	$3.40	$4.23
Common shares outstanding at end of year	75,164,230	44,829,676	37,326,846

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$31,572,678	$(12,499,961)	$(9,571,546)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	(7,604,698)	15,619,046	16,474,939
Net change in unrealized (depreciation) appreciation from investments	(6,813,063)	(1,121,364)	2,903,994
Purchases of investments	(115,988,795)	(100,847,747)	(118,159,373)
Proceeds from sales and redemptions of investments	213,049,934	142,428,478	145,662,223
Net accretion of investments	(11,769,686)	(6,529,495)	(7,167,772)
Amortization of debt issuance costs	991,907	1,043,584	893,745
Realized gains on extinguishments of debt	(154,571)	1,075,968	197,090
Net amortization of operating lease	—	(165,039)	—
Net payment-in-kind interest income	(2,224,864)	(606,234)	(1,066,354)
Stock-based compensation	—	258,936	547,696
Cash consideration net of cash acquired from mergers	16,260,820	(8,510,688)	—
(Increase) decrease in operating assets:
Receivable for unsettled trades	(687,553)	(24,420,045)	2,993,750
Interest and dividends receivable	(612,250)	(24,477)	(291,699)
Due from affiliates	115,932	534,531	235,862
Other assets	11,909	(148,431)	48,944
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	(23,204,564)	(11,010,631)
Accrued interest payable	953,045	84,735	131,182
Management and incentive fees payable	4,167,224	1,076,645	—
Due to affiliates	(337,054)	1,595,968	90,742
Accounts payable and accrued expenses	745,793	(1,703,894)	1,241,107
Net cash used in operating activities	121,676,708	(16,064,047)	24,153,899
FINANCING ACTIVITIES:
Debt issuance costs	(1,342)	(1,846,700)	(1,459,899)
Discount on debt assumed	—	—	—
Equity issuance costs	(432,339)	(385,747)	—
Private placement	571,843	—	—
Stock repurchase program	(862,871)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—	(86,743)
Distributions to stockholders	(10,548,724)	(11,744,348)	(14,672,972)
Repayment of 7.125% Notes Due 2019	—	—	(27,000,000)
Repurchase of 6.125% Notes Due 2022	(513,383)	—	—
Purchased 2018-2 Secured Notes from GARS acquisition	—	—	—
Repayment of 2018-2 Secured Notes	(1,840,827)	—	—
Repayment of OHAI debt assumed	—	(27,394,083)	—
Borrowings from Revolving Credit Facilities	47,250,000	197,320,899	49,781,592
Repayment of Revolving Credit Facilities	(77,500,000)	(144,106,085)	(23,425,506)
Net cash provided by financing activities	(43,877,643)	11,843,936	(16,863,528)
CHANGE IN CASH AND RESTRICTED CASH	77,799,064	(4,220,111)	7,290,371
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	5,104,355	9,324,466	2,034,095
CASH AND RESTRICTED CASH, END OF YEAR	$82,903,419	$5,104,355	$9,324,466
Amounts per balance sheet:
Cash and cash equivalents	$6,990,008	$136,864	$5,417,125
Restricted cash	75,913,411	4,967,491	3,907,341
Total Cash and Restricted cash	$82,903,419	$5,104,355	$9,324,466
Supplemental Information:
Interest paid during the period	$8,339,044	$7,081,375	$6,509,669
Dividends paid during the period under the dividend reinvestment plan	$144,946	$205,922	$208,775
Supplemental non-cash information:
Non-cash purchase of investments	$—	$—	$3,281,528
Realized loss on Asset Manager Affiliates	$—	$3,470,000	$—
Initial recognition of operating lease right-of-use asset	$—	$3,309,131	$—
Initial recognition for operating lease liability	$—	$3,684,121	$—
Acquisitions:
Non-cash assets acquired
Investments, at cost	$277,380,492	$54,123,811	$—
Interest receivable	1,871,232	592,329	$—
Other assets	2,087,550	482,454	$—
Total non-cash assets purchased	$281,339,274	$55,198,594	$—
Liabilities assumed
Debt	$251,213,342	$27,394,083	$—
Accounts payable and accrued expenses	1,454,384	126,046	$—
Total liabilities assumed	$252,667,726	$27,520,129	$—
Issuance of common stock	$38,764,706	$15,548,678	$—
Deemed capital contribution from affiliates	$5,000,000	$3,000,000	$—
Transaction costs	$1,167,661	$851,807	$—

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2020

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC Consumer goods: Non-durable	(8)(14)(21)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/27	10/28/2020	$2,094,750	$1,837,151	$2,102,176

Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes, 10.0% PIK, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 10/23	6/13/2012	1,464,432	951,271	3,075

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,422,152	2,422,152	2,425,301

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	1,735,880	1,735,880	1,738,137

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	-	-	1,353

AIS Holdco, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 8/25	10/28/2020	2,562,205	2,054,605	2,341,855

Allied Universal Holdco LLC Services: Business	(8)(14)(21)	Senior Secured Loan — Initial Term Loan 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/26	3/23/2020	5,156,518	4,229,619	5,142,312

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 10/26	12/9/2020	-	(19,849)	(20,000)

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 10/26	12/9/2020	5,000,000	4,900,755	4,900,000

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(21)	Senior Secured Loan — Revolving Loan 0.5% Cash, Due 10/26	12/9/2020	-	(19,972)	(20,000)

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 6/23	10/28/2020	-	0	(3,033)

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 6/24	10/28/2020	3,555,811	3,103,457	3,502,474

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 7.8% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 9/24	9/9/2019	3,592,120	3,495,363	3,486,871

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(21)	Senior Secured Loan — Revolving Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 9/24	9/9/2019	416,667	385,912	384,925

Ascensus Specialties LLC Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 4.9% Cash, 1 Month Libor (0.15%) + 4.75% , Due 9/26	10/28/2020	1,703,780	1,435,922	1,697,135

Athos Merger Sub LLC Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.15%) + 5.00% , Due 7/26	10/28/2020	1,329,088	1,142,784	1,312,474

BJ Services, LLC Energy: Oil & Gas	(8)(13)(14)	Senior Secured Loan — First Out Term Loan 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 1/23	10/28/2020	3,573,631	3,094,158	3,540,397

BMC Acquisition, Inc. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/24	1/2/2018	2,910,000	2,909,020	2,878,863

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 12/26	12/22/2020	-	(8,182)	(8,219)

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Unitranche 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 12/26	12/22/2020	2,178,082	2,134,719	2,134,521

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 1 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 6/23	6/26/2020	2,962,500	2,901,315	2,918,063

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 8.0% PIK, 6 month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 8/23	5/8/2020	1,629,516	1,454,610	1,394,866

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)	Senior Secured Loan — Revolver 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	403,134	333,931	367,420

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(20)	Senior Secured Loan — First Lien Last Out Term Loan, 10.0% PIK, Due 10/25	10/28/2020	7,989,577	6,378,529	6,825,496

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 5/23	6/6/2018	4,246,226	4,241,127	4,198,243

Chloe Ox Parent, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/24	10/28/2020	1,837,439	1,552,347	1,752,917

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B, 7.8% PIK, Due 1/22	10/28/2020	6,319,500	4,455,164	4,194,884

Coinamatic Canada Inc. Consumer goods: Durable	(3)(13)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	521,646	467,075	487,217

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last out DDTL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	932,983	927,022	932,983

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Term Loan 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	6,033,990	5,995,440	6,033,990

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Second Amendment TL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	690,407	685,996	690,407

Convergeone Holdings Corp. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.15%) + 5.00% , Due 1/26	10/28/2020	2,168,026	1,740,712	2,054,204

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 1/22	6/11/2020	1,265,625	1,248,537	1,251,577

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 3 Month Libor (1.00%) + 7.75%; Libor Floor 1.00% , Due 2/22	6/11/2020	3,083,490	3,086,814	2,988,519

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 11/26	11/23/2020	2,975,000	2,894,347	2,893,188

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 11/26	11/23/2020	-	(14,180)	(14,438)

Deliver Buyer, Inc. Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	7/1/2020	2,892,750	2,816,722	2,872,790

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B, 7.0% PIK, Due 5/25	5/29/2020	1,484,979	1,092,213	748,132

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	959,944	943,862	940,745

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(3)(13)	Senior Secured Loan — EUR Term Loan A, 5.0% PIK, Due 7/25	5/11/2020	324,350	285,676	268,222

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A, 5.0% PIK, Due 5/25	5/29/2020	1,467,506	1,074,740	1,063,942

DMT Solutions Global Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.2% Cash, 3 Month Libor (0.24%) + 7.00% , Due 7/24	10/28/2020	6,381,442	5,158,548	6,142,138

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	-	(1,375)	(10,621)

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/25	6/27/2019	465,621	465,621	452,042

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.7% Cash, 1 Month Libor (0.15%) + 4.50% , Due 7/25	2/14/2020	992,500	988,340	947,838

Electronics for Imaging, Inc. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 7/26	10/28/2020	2,181,735	1,639,163	1,875,605

ELO Touch Solutions, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.6% Cash, 1 Month Libor (0.15%) + 6.50% , Due 12/25	10/28/2020	2,665,527	2,267,328	2,632,741

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Emtec, Inc. Services: Business	(8)(13)	Senior Secured Loan — First Lien Term Loan A 10.0% Cash, 1 Month Libor (1.50%) + 8.50%; Libor Floor 1.50% , Due 8/21	10/28/2020	2,395,175	2,138,552	2,377,690

Emtec, Inc. Services: Business	(5)(8)(13)	Senior Secured Loan — First Lien Term Loan B, 10.3% PIK, Due 8/21	10/28/2020	1,734,498	1,394,239	1,620,368

Energy Acquisition Lp Electronics	(14)	Senior Secured Loan — First Lien Term Loan 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 6/25	10/28/2020	4,887,218	3,940,620	4,752,820

Ensono, LP Telecommunications	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.4% Cash, 1 Month Libor (0.15%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,530,845	1,648,660

Evergreen North America Acquisition, LLC Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.0% Cash, 6 month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 6/22	6/21/2016	975,366	976,863	963,174

Firstlight Holdco Inc. Telecommunications	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, 1 Month Libor (0.15%) + 7.50% , Due 7/26	12/18/2019	400,000	362,000	383,000

Fusion Connect, Inc. Telecommunications	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 10.0% Cash, 6 month Libor (2.00%) + 8.00%; Libor Floor 2.00% , Due 7/25	10/28/2020	2,964,925	1,730,558	1,885,989

Geo Parent Corporation Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.4% Cash, 1 Month Libor (0.15%) + 5.25% , Due 12/25	10/28/2020	3,290,011	2,830,592	3,170,254

GI Revelation Acquisition LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 4/25	5/22/2020	3,902,444	3,490,451	3,629,663

GK Holdings, Inc. Services: Business	(5)(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 13.3% Cash, 3 Month Libor (1.00%) + 12.25%; Libor Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,495,464	839,100

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — Revolver 0.8% Cash, Due 2/23	10/28/2020	-	(0)	(42,857)

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 9.5% Cash, 3 Month Libor (1.25%) + 8.25%; Libor Floor 1.25% , Due 2/23	10/28/2020	6,412,500	4,110,863	3,851,348

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Global Tel*Link Corporation Telecommunications	(8)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,481,015	1,062,000

Gruden Acquisition, Inc. Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 8/22	10/28/2020	2,414,315	2,071,047	2,404,658

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (1.50%) + 9.00%; Libor Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,418,498

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,191,667	199,209

Hayward Industries, Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25%; Libor Floor 0.00% , Due 8/25	12/18/2019	2,159,333	1,893,917	2,107,077

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — Revolver 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	669,722	561,785	632,486

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	6,596,764	5,533,583	6,229,984

Helix Acquisition Holdings, Inc. Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.3% Cash, 3 Month Libor (0.25%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,219,188	1,326,500

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,576,633	1,270,880

Holley Purchaser, Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 10/25	10/28/2020	6,487,528	5,528,001	6,339,547

Idera, Inc. High Tech Industries	(8)(13)(14)(21)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 6 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,408,450	7,344,000

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,850,000	1,841,858	1,850,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,961,372	1,952,741	1,961,373

Institutional Shareholder Services Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — First Lien Term Loan 4.8% Cash, 3 Month Libor (0.25%) + 4.50% , Due 3/26	10/28/2020	4,769,657	4,022,186	4,751,771

Intermedia Holdings, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan A 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 7/25	10/28/2020	2,695,439	2,349,230	2,693,336

Janus International Group, LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 2/25	10/28/2020	2,193,340	1,889,233	2,152,544

Keeco, LLC Consumer goods: Durable	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 0.5% PIK, 1 Month Libor (1.75%) + 7.75%; Libor Floor 1.75% , Due 3/24	10/28/2020	5,627,336	4,717,415	5,571,062

Lifescan Global Corporation Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan A 6.2% Cash, 3 Month Libor (0.24%) + 6.00% , Due 10/24	10/28/2020	3,233,554	2,674,220	3,089,063

Location Services Holdings, LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 5/21	11/7/2019	2,291,667	2,270,203	2,197,917

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — Revolver 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	343,473	300,180	326,729

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	7,134,945	6,235,604	6,903,059

Mag Ds Corp. Aerospace and Defense	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 4/27	10/28/2020	3,990,000	3,327,258	3,803,268

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 11/23	10/28/2020	8,532,796	7,439,057	8,453,441

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 11/22	10/28/2020	-	(0)	(5,441)

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 7.3% Cash, 1 Month Libor (1.50%) + 5.75%; Libor Floor 1.50% , Due 8/24	10/28/2020	49,147	42,989	49,024

McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — Revolver 0.5% Cash, Due 8/24	10/28/2020	-	(5,507)	(125)

McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.50%) + 5.75%; Libor Floor 1.50% , Due 8/24	10/28/2020	6,770,625	5,922,332	6,753,698

Ministry Brands, LLC Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,555,131	5,722,800

Mother's Market & Kitchen, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 3 Month Libor (1.25%) + 5.50%; Libor Floor 1.25% , Due 7/23	10/28/2020	6,954,470	6,070,606	6,841,807

MountainTop Financial, LLC Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 3/24	10/28/2020	6,379,954	5,584,923	6,353,158

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 6/22	12/31/2020	-	7,339	7,353

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 1/26	12/31/2020	7,058,824	6,970,629	6,970,588

Nasco Healthcare Inc. Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 6/21	5/22/2020	4,509,119	4,220,080	4,285,015

Navex Topco, Inc. Electronics	(8)(13)(14)(18)(21)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.2% Cash, 1 Month Libor (0.15%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,222,712	7,488,250

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	461,859	401,461	455,532

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	411,227	321,598	401,837

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	5,050,283	4,389,994	4,981,094

Novetta Solutions, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 10/22	10/28/2020	1,943,730	1,677,869	1,939,678

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Incremental First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	1,539,869	1,339,929	1,527,242

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	2,548,122	2,211,950	2,527,227

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	745,098	648,353	738,988

Phoenix Guarantor Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.3% Cash, 1 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,100,239	1,179,480

Pinstripe Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 month Libor (0.27%) + 6.00% , Due 1/25	1/17/2019	4,912,500	4,845,938	4,620,206

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 12/25	2/20/2020	-	(2,326)	(4,091)

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	3,870,000	3,837,015	3,840,975

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	540,000	535,398	535,950

PSC Industrial Holdings Corp. Environmental Industries	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,962,901	2,622,495

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/24	8/10/2018	2,815,200	2,806,740	2,502,994

Q Holding Company (fka Lex Precision Corp) Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 12/23	10/28/2020	2,379,005	1,917,038	2,234,599

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Qualtek USA, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 7/25	10/28/2020	5,660,358	4,507,974	5,358,491

RA Outdoors, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/24	10/28/2020	7,206,556	6,272,077	7,139,535

Radiology Partners, Inc Healthcare & Pharmaceuticals	(8)(14)(21)	Senior Secured Loan — Term B Loan (First Lien) 5.3% Cash, 12 Month Libor (1.04%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,845,451	6,900,845

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/25	6/27/2019	6,877,500	6,801,385	6,351,371

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)	Senior Secured Loan — Initial Term Loan 6.0% Cash, Due 7/21	7/29/2015	1,015,351	247,543	225,306

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/23	10/28/2020	-	(0)	(1,988)

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 9/23	10/28/2020	7,457,779	6,506,876	7,430,185

Riverside Fund V, L.P. Banking, Finance, Insurance & Real Estate	(13)(21)	Senior Secured Loan — Term Loan 9.5% Cash, Due 3/21	10/28/2020	2,500,000	2,475,000	2,475,000

Robertshaw US Holding Corp. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,980,618	2,393,100

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/21	3/26/2014	8,201,777	8,199,552	7,894,210

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 2/26	12/18/2019	700,000	624,061	616,875

San Vicente Capital LLC Telecommunications	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (1.50%) + 8.00%; Libor Floor 1.50% , Due 6/25	6/10/2020	3,000,000	2,960,051	3,003,900

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 3 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,968,089	5,761,200

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 2.4% PIK, 1 Month Libor (1.25%) + 8.65%; Libor Floor 1.25% , Due 9/23	10/28/2020	6,299,241	5,355,206	6,124,122

Smartronix, Inc, Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50% , Due 12/25	5/1/2020	4,962,406	4,742,756	4,815,519

Sundance Holdings Group, LLC Retail	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.2% Cash, 2.0% PIK, 3 Month Libor (1.00%) + 6.23%; Libor Floor 1.00% , Due 5/24	10/28/2020	6,768,583	5,790,208	6,597,338

Surgical Specialties Corporation (Us), Inc. Healthcare & Pharmaceuticals	(3)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 5/25	10/28/2020	4,341,432	3,483,355	3,963,727

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 5/25	6/27/2019	4,925,000	4,860,904	4,910,717

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	481,051	416,170	207,766

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,415,194	10,860,696

The Cook & Boardman Group, LLC Construction & Building	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 10/25	10/28/2020	1,635,880	1,377,740	1,564,311

The Edelman Financial Center, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month Libor (0.11%) + 6.75% , Due 7/26	12/18/2019	300,000	272,637	302,250

Theragenics Corp Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 5/24	10/28/2020	8,212,500	7,015,358	7,971,052

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	5,631,157	5,612,790	5,490,378

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	742,874	741,666	724,255

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Triangle Home Fashions LLC Consumer goods: Durable	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.7% Cash, 1 Month Libor (1.00%) + 6.72%; Libor Floor 1.00% , Due 3/23	10/28/2020	10,500,000	9,222,836	10,447,500

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 12 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/23	9/30/2016	967,172	966,030	838,248

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 Month Libor (1.00%) + 13.00%; Libor Floor 1.00% , Due 12/20	12/24/2012	1,000,000	999,999	1,000,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note, 1.7% PIK, Due 1/25	1/24/2020	71,626	71,626	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month Libor (0.15%) + 7.25% , Due 3/26	12/18/2019	400,000	354,613	380,334

Vero Parent, Inc. Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (0.23%) + 6.25% , Due 8/24	10/28/2020	2,790,055	2,417,526	2,789,009

Wash MultiFamily Acquisition Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,666,444	2,781,783

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,978,909	2,458,500

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 11/24	11/18/2019	2,700,000	2,658,914	2,612,250

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,485,385	3,291,400

Total Investment in Debt Securities (187% of net asset value at fair value)				$437,751,485	$392,932,411	$404,860,855

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
4L Technologies Inc.(8)(13)(19) Healthcare & Pharmaceuticals	Class A Preferred Units	5/29/2020	321	29,277	29,275

AAPC Holdings LLC.(8)(13)(21)(22) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	5,500,000	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	354	—	—

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	18,520	182,000	—

Advantage Capital Holdings LLC(8)(13)(19)(22) Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	628	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	221	43,887	17,315

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	39	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	721	—	—

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	2,271,449	2,271,449	2,006,598

Centric Brands Inc. (8)(13)(19) Machinery (Non-Agrclt/Constr/Electr)	Common	10/28/2020	36,342	—	34,525

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1,076	1,079,617	1,000

EJF Investments Ltd.(3)(19) Services: Business	Preferred Equity, 0%; 6/25 maturity	6/17/2020	1,366,900	1,256,485	1,407,907

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
Emtec, Inc.(8)(13)(19) Services: Business	Preferred Equity	10/28/2020	319,357	—	—

Oneida Group, Inc.(8)(13)(19) Consumer goods: Durable	Common	10/28/2020	1,085,565	345,834	347,381

Faraday Holdings LLC.(8)(13)(19) Consumer goods: Durable	Class D Shares	10/28/2020	2,752	548,377	865,493

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	1,500,000	1,500,000	480,300

Fusion Connect, Inc. (8)(13)(19) Telecommunications	Common	10/28/2020	121,871	865,854	1,039,560

GIG Rooster Holdings I, LLC (8)(13)(18)(19) Energy: Oil & Gas	Common	10/28/2020	99	—	123,354

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	29,699	1,953,300	1,000

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	4	—	—

Prosper Marketplace (6)(13)(19) Consumer goods: Durable	Class B Preferred Units	10/28/2020	912,865	278,865	365,146

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	10,000	1,000,000	454,000

Tank Partners Equipment Holdings, LLC(8)(9)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	49,000	6,228,000	—

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	1,228	420,289	—

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class A Units	10/28/2020	185,847	981,365	1,144,818

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class B Units	10/28/2020	20,650	109,040	127,205

Total Investment in Equity Securities (6% of net asset value at fair value)			$13,435,508	$24,593,639	$13,944,876

CLO Fund Securities

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(13)(21)	Subordinated Securities, effective interest 10.7%, 1/28 maturity	6/4/2013	23.3%	6,219,310	2,611,423
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 2.4%, 4/30 maturity	5/6/2014	22.2%	9,998,258	3,835,632
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 21.2%, 11/28 maturity	10/10/2013	6.8%	1,272,501	1,322,100
Catamaran CLO 2014-2 Ltd.(3)(13)(21)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(21)	Subordinated Securities, effective interest 9.0%, 4/27 maturity	5/5/2015	9.9%	4,141,981	1,609,400
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.0%, 1/29 maturity	12/21/2016	24.9%	8,872,484	3,549,000
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 10.0%, 10/31 maturity	9/27/2018	24.8%	9,157,681	6,655,000

Total Investment in CLO Fund Securities (9% of net asset value at fair value)				$45,727,813	$19,582,555

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value[2]
AAPC Holdings LLC.(13)(21)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(1,120,695)

HDNet Holdco LLC (13)(21)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	12,077

Total Derivatives (0% of net asset value at fair value)				$30,609	$(1,108,618)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$19,748,808
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	27%	30,017,600	29,600,355

Total Investment in Joint Ventures (23% of net asset value at fair value)				$54,932,458	$49,349,163

Total Investments[4]	$536,008,160	$486,628,831

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2020 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2020. As noted in the table above, 74% (based on par) of debt securities contain floors which range between 1.00% and 2.00%.

[2]	Reflects the fair market value of all investments as of December 31, 2020 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $572 million. The aggregate gross unrealized appreciation is approximately $53.1 million, the aggregate gross unrealized depreciation is approximately $138.6 million, and the net unrealized depreciation is approximately $85.5 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

[7]	Money market account.
[8]

Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 86.2% of the total assets at December 31, 2020.

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

[13]	Fair value of this investment was determined using significant unobservable inputs.
[14]	As of December 31, 2020, this investment is pledged to secure the Company’s debt obligations.
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
20

In addition to the stated interest rate of this security, which is the amount disclosed in this schedule, the Company is entitled to receive additional interest as a result of an arrangement with other lenders in the syndication, whereby the “first out” tranche will have priority over the Company’s “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder from the borrower. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

21	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received
22	Information related to the Company’s derivatives is presented below as of December 31, 2020:

Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(1,120,695)	$-	$(1,120,695)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$12,077

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

($ per share)

	For the Year Ended December 31,
	2020[4]	2019[4]	2018[4]	2017[4]	2016[4]
Per Share Data:
Net asset value, at beginning of period	$3.40	$4.23	$4.87	$5.24	$5.82
Net investment income[1]	0.34	0.08	0.27	0.30	0.50
Net realized gains (losses) from investments[1]	0.15	(0.41)	(0.44)	(0.19)	(0.17)
Realized (losses) gains from extinguishment of debt[1]	—	(0.03)	(0.01)	(0.11)	-
Net change in unrealized (depreciation) appreciation on investments[1]	0.14	0.03	(0.08)	0.09	(0.36)
Net (decrease) increase in net assets resulting from operations	0.63	(0.33)	(0.26)	0.09	(0.03)
Net decrease in net assets resulting from distributions	(0.24)	(0.32)	(0.40)	(0.48)	(0.59)
Net increase (decrease) in net assets relating to stock-based transactions[6]	(0.90)	(0.18)	0.02	0.02	0.04
Net asset value, end of period	$2.88	$3.40	$4.23	$4.87	$5.24
Total net asset value return[2]	(8.3)%	(12.1)%	(4.7)%	2.1%	0.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$2.12	$3.46	$3.41	$3.98	$4.07
Per share market value at end of period	$1.91	$2.12	$3.46	$3.41	$3.98
Total market return[3]	1.4%	(29.5)%	13.2%	(2.3)%	12.3%
Shares outstanding at end of period	75,164,230	44,829,676	37,326,846	37,339,224	37,178,294
Net assets at end of period	$216,263,863	$152,198,570	$158,021,011	$181,804,576	$194,924,925
Portfolio turnover rate[5]	55.7%	51.7%	38.3%	100.5%	34.3%
Asset coverage ratio	156%	195%	249%	271%	205%
Ratio of net investment income to average net assets (annualized)	9.2%	2.0%	5.9%	5.8%	9.0%
Ratio of total expenses to average net assets (annualized)7	14.0%	15.1%	10.1%	9.2%	8.6%
Ratio of interest expense to average net assets (annualized)	5.6%	5.3%	4.4%	4.1%	4.3%
Ratio of non-interest expenses to average net assets (annualized)7	8.4%	9.8%	5.7%	5.1%	4.2%

(1)	Based on weighted average number of common shares outstanding for the period.
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
(6)	Includes the effects of the share issuance (at net asset value) from the acquisitions of GARS and OHAI, while utilizing different share counts in calculating the other elements
(7)

Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, the ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2020, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

During the fourth quarter of 2020, LibreMax Intermediate Holdings, LP (“LibreMax”) sold its minority stake in the Adviser to a wholly-owned subsidiary of Mount Logan Capital Inc. (“Mount Logan”). An affiliate of BC Partners serves as administrator to Mount Logan.

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, we will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. The Board approved a stock repurchase program in March 2020.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Garrison Funding 2018-2 Ltd. (“GF CLO 2018-2”), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC and Great Lakes Portman Ridge Funding, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. All of the borrowings of Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC and Great Lakes KCAP Funding I, LLC have been fully repaid. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, and GIG Rooster Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the years ended December 31, 2020 and 2019, the Company provided approximately $116.0 million and $100.8 million, respectively, to portfolio companies to support their growth objectives. Approximately $32.9 million and $31.9 million, respectively, of this support was contractually obligated. See also Note 9 – Commitments and Contingencies. As of December 31, 2020 and 2019, the Company held loans it has made to 109 and 60 investee companies with aggregate principal amounts of approximately $437.7 million and $230.3 million. The details of such loans have been disclosed on the audited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2020, the Company did not recognize any fee income from such or similar activities.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Management continues to assess the impact that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

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

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm will perform third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates are considered as one of the relevant data points in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

CLO Fund Securities. The Company typically makes a non-controlling investment in the most junior class of securities of CLO Funds. The investments held by CLO Funds generally relate to non-investment grade credit instruments issued by corporations.

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

Cash and Cash Equivalents. Cash and cash equivalents include short-term, highly liquid investments, readily convertible to know amounts cash, with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. The company records cash and cash equivalents at cost, which approximates fair value.

Restricted Cash. Restricted cash and cash equivalents (e.g., money market funds) generally consists of cash held for interest and principal payments on the Company’s borrowings.

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2020, eight of our debt investments were on non-accrual status.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net increase (decrease) increase in net assets resulting from operations	$31,572,678	$(12,499,961)	$(9,571,546)
Net increase in net assets allocated to unvested share awards	—	—	58,220
Net increase (decrease) increase in net assets available to common stockholders	$31,572,678	$(12,499,961)	$(9,513,326)
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	49,987,586	37,641,650	37,356,241
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$0.63	$(0.33)	$(0.26)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$0.63	$(0.33)	$(0.26)

There were 30,000 options considered for the computation for the year ended December 31, 2018. Since the effects were anti-dilutive for 2018, the options were not included in the computation. Effective March 31, 2019, these stock options were cancelled in connection with the Externalization.

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2020  and December 31, 2019:

	December 31, 2020			December 31, 2019
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Short-term investments	$—	$—	—	$4,207,107	$4,207,107	2
Senior Secured Loan	304,539,184	328,845,612	68	91,245,574	88,788,639	32
Junior Secured Loan	87,977,057	75,807,477	16	100,655,341	95,188,373	34
Senior Unsecured Bond	416,170	207,766	0	620,145	403,615	—
Subordinated Note	—	—	—	2,165,304	2,422,281	1
CLO Fund Securities	45,727,813	19,582,555	4	46,618,717	31,968,202	12
Equity Securities	24,593,639	13,944,876	3	22,160,993	9,864,419	4
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	54,932,458	49,349,163	10	48,594,539	45,087,967	16
Derivatives	30,609	(1,108,618)	—	30,609	(33,437)	—
Total	$536,008,160	$486,628,831	100%	$334,089,559	$277,897,166	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2020 and 2019, were as follows:

	December 31, 2020			December 31, 2019
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%
Aerospace and Defense	$11,342,227	$11,218,193	2	$15,706,988	$16,342,388	6
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,840,171	11,651,714	2	5,504,508	5,541,823	2
Banking, Finance, Insurance & Real Estate	30,074,875	31,121,723	6	4,679,345	4,554,055	2
Beverage, Food and Tobacco	9,196,359	9,100,107	2	7,899,181	7,750,305	3
Capital Equipment	10,276,249	8,204,690	2	7,450,117	6,453,900	2
Chemicals, Plastics & Rubber	6,608,887	7,230,131	1	345,833	389,320	—
CLO Fund Securities	45,727,813	19,582,555	4	46,618,717	31,968,202	12
Construction & Building	9,802,754	10,946,643	2	—	—	—
Consumer goods: Durable	32,435,115	34,858,844	7	3,413,107	2,558,619	1
Consumer goods: Non-durable	1,837,151	2,102,176	0	—	—	—
Containers, Packaging and Glass	2,806,740	2,502,994	1	2,831,640	2,616,480	1
Electronics	28,389,620	31,564,533	6	12,511,345	13,636,090	5
Energy: Oil & Gas	13,501,691	6,878,115	1	12,522,303	4,919,950	2
Environmental Industries	3,939,764	3,585,669	1	3,998,816	3,924,947	1
Forest Products & Paper	1,576,633	1,270,880	0	1,570,609	1,534,240	1
Healthcare, Education and Childcare	14,059,921	13,791,048	3	9,353,548	9,136,345	3
Healthcare & Pharmaceuticals	83,481,401	78,823,040	16	42,461,467	33,637,136	12
High Tech Industries	32,949,892	35,052,389	7	18,816,125	17,481,155	6
Joint Ventures	54,932,458	49,349,163	10	48,594,539	45,087,967	16
Machinery (Non-Agrclt/Constr/Electr)	6,712,460	7,227,441	1	—	—	—
Media: Advertising, Printing & Publishing	2,830,592	3,170,254	1	—	—	—
Media: Broadcasting & Subscription	3,955,772	3,901,188	1	4,614,647	4,567,266	2
Media: Diversified & Production	2,658,914	2,612,250	1	2,886,325	2,887,230	1
Metals & Mining	1,219,188	1,326,500	0	1,180,977	1,319,500	0
Personal, Food and Miscellaneous Services	—	—	—	2,534,318	2,829,436	1
Retail	5,790,208	6,597,338	1	—	—	—
Services: Business	58,027,464	60,119,401	12	22,726,850	21,415,794	8
Services: Consumer	4,241,127	4,198,243	1	4,512,488	4,493,529	2
Telecommunications	8,930,322	9,023,109	2	8,751,454	8,164,050	3
Textiles and Leather	12,415,194	10,860,696	2	12,389,673	12,180,290	4
Money Market Accounts	—	—	—	4,207,107	4,207,107	2
Transportation: Cargo	7,655,970	8,757,804	2	8,216,303	8,300,043	3
Total	$536,008,160	$486,628,831	100%	$334,089,559	$277,897,166	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the former Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At December 31, 2020 and 2019, the total amount of non-qualifying assets was approximately 13.8% and 25.3% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures, in the aggregate representing 8.2% and 14.5%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.3% and 10.3% of its total assets on such dates, respectively.

Investments in CLO Fund Securities

The Company has made non-controlling investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Funds. The estimated timing and amount of future distributions if any, from these CLO Fund Securities is uncertain. Three of the CLO Funds noted above have resumed making cash distributions on the Company’s investment during the fourth quarter of 2020.

Affiliate Investments:

The following table details investments in affiliates at December 31, 2020:

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2020	Principal at December 31, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(195,850)	—	207,766	699,199	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(1,559,091)	—	19,748,808	24,720,000	—	4,262,781
Total controlled affiliates		21,711,515	—	—	—	(1,754,941)	—	19,956,574		—	4,262,781

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780,068	6,337,919	—	—	(517,632)	—	29,600,355	30,077,688	—	2,648,637
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(356,296)	480,782	(2,611,423)	(2,538,599)	—	—	11,720,000	480,782	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(579,607)	582,206	(3,835,632)	(2,546,548)	—	—	15,160,600	582,206	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,131,933)	—	—	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(232,157)	285,634	(1,609,400)	(958,207)	—	—	4,952,000	285,634	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(1,084,589)	703,769	(3,549,000)	(2,465,197)	—	—	10,140,000	703,769	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(1,552,728)	1,116,320	(6,655,000)	(1,439,343)	—	—	10,000,000	1,116,320	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	83,487	—	(231,327)	—	7,488,250	7,700,000	575,477	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	2,808	—	(17,500)	—	3,291,400	3,500,000	310,292	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	(2,706,977)	—	—	—	284,696	—	—	—	—
GIG Rooster Holdings I, LLC (10)	Energy: Oil & Gas	—	(200,156)	—	—	123,354	200,156	123,354	99	—	—
Total Non-controlled affiliates		67,128,578	(434,817)	3,308,133	(18,260,455)	(11,722,931)	484,852	40,503,359		4,107,606	2,648,637

Total Affiliated Investments		$88,840,092	$(434,817)	$3,308,133	$(18,260,455)	$(13,477,872)	$484,852	$60,459,933		$4,107,607	$6,911,418

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

[8]	Number of shares held.
9	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
[10]	Underlying assets of investment were liquidated in December 2020, remaining fair value of investment is based on future cash flow payment to be received in the first quarter of 2021.

The following table details investments in affiliates at December 31, 2019:

	Industry Classification	Fair Value of December 31, 2018	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2019	Principal at December 31, 2019	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$3,470,000	—	—	—	—	$(3,470,000)	$—	$17,791,230	$—	$—
Tank Partners Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	1,000	6,228,000	—	—	(5,064,000)	(1,165,000)	—	49,000	—	—
Tank Partners Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	—	620,145		—	(216,529)	—	403,616	648,879	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	18,390,440	—	—	—	2,917,459		21,307,899	24,720,000	—	3,750,000
Total controlled affiliates		21,861,440	6,848,145	—	—	(2,363,070)	(4,635,000)	21,711,515		—	3,750,000

BCP Great Lakes Holdings LP(5)(9)	Joint Venture	12,466,667	11,213,014	—	—	100,387	—	23,780,068	23,679,681	—	1,109,780
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,208,865)	932,029	7,506,434	(2,204,062)	—	5,025,536	11,720,000	932,029	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,254,962)	933,979	9,112,278	(2,411,715)	—	6,379,580	15,160,600	933,979	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(521,228)	277,564	2,591,820	(1,209,124)	—	1,139,032	9,900,000	277,564	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(551,159)	336,063	3,157,769	(428,544)	—	2,514,130	4,952,000	336,063	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,033,625)	666,491	7,502,959	(740,809)	—	6,395,016	10,140,000	666,491	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	—	(1,597,115)	991,888	8,950,000	185,978	—	8,530,751	10,000,000	991,888	—
KCAP F3C Senior Funding Rated Notes(3)(7)	CLO Fund Securities	4,473,840	(4,417,967)	18,496	—	(66,734)	(7,635)	—	—	289,373	—
Navex Topco, Inc.(3)(4)(7)	Electronics	—	496,995	5,067	6,646,229	492,653	(4,854)	7,636,090	7,700,000	380,167	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	—	—	109	3,231,683	74,300	—	3,306,092	3,500,000	244,729	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	—	—	—	2,422,281	—	—	2,422,281	31,817,483	—	—
Total Non-controlled affiliates		16,940,507	1,125,088	4,161,686	51,121,453	(6,207,668)	(12,489)	67,128,578		5,052,283	1,109,780

Total Affiliated Investments		$38,801,947	$7,973,232	$4,161,686	$51,121,453	$(8,570,738)	$(4,647,489)	$88,840,092		$5,052,283	$4,859,780

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $6.9 million, $4.9 million and $3.1 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2020 and December 31, 2019, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $49.3 million and $45.1 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

	As of December 31, 2020	As of December 31, 2019
Investment at fair value	$31,404,100	$33,737,631
Total Assets	$31,404,100	$33,737,631
Total Liabilities	$167,389	$135,457
Total Equity	31,236,711	33,602,174
Total Liabilities and Equity	$31,404,100	$33,737,631

KCAP Freedom 3 LLC

Summarized Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Investment income	$5,006,291	$5,127,460	$4,800,844
Operating expenses	71,518	86,183	126,786
Net investment income	4,934,773	5,041,277	4,674,058
Unrealized appreciation on investments	(518,361)	2,951,441	(4,951,938)
Net income	$4,416,412	$7,992,718	$(277,880)

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2020

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 12.3%, 12/29 maturity	100.0%	$38,986,212	$31,404,100
Total Investments			$38,986,212	$31,404,100

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2020 and December 31, 2019 was $29.6 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2020 and December 31, 2019, the Company has a $20.0 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Partnership. However, at December 31, 2020 our funding commitment was limited to approximately $15.0 million pursuant to the limitations described above.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2020 and December 31, 2019, respectively:

	As of December 31, 2020
	Level I	Level II	Level III	NAV	Total
Debt securities	—	70,615,841	334,245,014	—	404,860,855
CLO Fund securities	—	—	19,582,555	—	19,582,555
Equity securities	1,407,907	—	12,536,969	—	13,944,876
Joint Ventures	—	—	19,748,808	29,600,355	49,349,163
Derivatives	—	—	(1,108,618)	—	(1,108,618)
Total	$1,407,907	$70,615,841	$385,004,728	$29,600,355	$486,628,831

	As of December 31, 2019
	Level I	Level II	Level III	NAV	Total
Short Term investments	$—	$4,207,107	$—	$—	$4,207,107
Debt securities	—	38,420,182	148,382,726	—	186,802,908
CLO Fund securities	—	—	31,968,202	—	31,968,202
Equity securities	—	—	9,864,419	—	9,864,419
Joint Ventures	—	—	21,307,899	23,780,068	45,087,967
Derivatives	—	—	(33,437)	—	(33,437)
Total	$—	$42,627,289	$211,489,810	$23,780,068	$277,897,166

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2020 and December 31, 2019 was $29.6 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Year ended December 31, 2020
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,810
Transfers out of Level III¹	(5,522,415)	—	—	—	—	—	(5,522,415)
Transfers into Level III²	5,292,441	—	—	—	—	—	5,292,441
Net accretion	7,414,985	3,541,296	—	—	—	—	10,956,281
Purchases	297,330,176	—	3,529,804	—	—	—	300,859,980
Sales/Paydowns/Return of Capital	(100,652,817)	(4,432,200)	(1,515,936)	—	—	(976,968)	(107,577,921)
Total realized gain (loss) included in earnings	7,928,224	—	(989,131)	—	—	976,968	7,916,061
Change in unrealized gain (loss) included in earnings	(25,928,306)	(11,494,743)	1,647,812	—	(1,559,091)	(1,075,182)	(38,409,510)
Balance, December 31, 2020	$334,245,014	$19,582,555	$12,536,969	$—	$19,748,808	$(1,108,618)	$385,004,728
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,416,722)	$(11,494,743)	$1,647,812	$—	$(1,559,091)	$(1,075,182)	$(19,897,926)

[1]

Transfers out of Level III represent a transfer of $5.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2020.

[2]

Transfers into Level III represent a transfer of $5.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2020.

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

As of December 31, 2020 and December 31, 2019, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $70.6 million and $42.6 million as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$8,651,448	Enterprise Value	Average EBITDA Multiple	4.8x-7.5x (5.6x)
Debt Securities			Recovery Rate Multiple	0.0x-1.0x (0.7x)
	325,593,566	Income Approach	Implied Discount Rate	5.2%-27.6% (10.2%)
	$7,036,969	Enterprise Value	Average EBITDA Multiple / WACC	1.0x-9.0x (5.9x)
			Recovery Rate Multiple	0.0x-12.5x (0.6x)
Equity Securities	5,500,000	Income Approach	Implied Discount Rate	17.8%-18.5% (18.1%)
			Discount Rate	13.0%-14.5% (13.8%)
			Probability of Default	1.5%-4.0% (2.7%)
CLO Fund Securities	19,582,555	Discounted Cash Flow	Loss Severity	20.5%-30.5% (25.5%)
			Recovery Rate	69.5%-79.5% (74.5%)
			Prepayment Rate	0.0%-25.0% (12.5%)
			Discount Rate	14.0%-16.0% (15.0%)
			Probability of Default	3.0%-5.0% (4.0%)
Joint Ventures	19,748,808	Discounted Cash Flow	Loss Severity	21.0%-31.0% (26.0%)
			Recovery Rate	69.0%-79.0% (74.0%)
			Prepayment Rate	0.0%-25.0% (12.5%)
Derivatives	(1,108,618)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$385,004,728

[1]

The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.

[2]	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2019, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$11,959,848	Enterprise Value	Average EBITDA Multiple	5.0x-8.3x (7.0x)
	136,422,878	Income Approach	Implied Discount Rate	5.9%-24.0% (10.3%)
Equity Securities	9,859,419	Enterprise Value	Average EBITDA Multiple / WACC	3.2x-14.5x (14.0x)
	5,000	Options Value	Qualitative Inputs(1)
			Discount Rate	13.3%-15.0% (13.9%)
			Probability of Default	1%-2% (1.5%)
CLO Fund Securities	31,968,202	Discounted Cash Flow	Loss Severity	20.0%-39.5% (29.5%)
			Recovery Rate	60.5%-80.0% (70.5%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	16.0%-17.3% (16.6%)
			Probability of Default	2%-3% (2.5%)
Joint Ventures	21,307,899	Discounted Cash Flow	Loss Severity	20.5%-39.5% (30.0%)
			Recovery Rate	60.5%-79.5% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(33,437)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$211,489,810

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

The following table details derivative investments at December 31, 2020 and December 31, 2019:

	December 31, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$12,077	$—	$(18,532)
Securities Swap and Option Agreement	5,500,000	(1,120,695)	—	(1,120,695)
Total	$5,507,656	$(1,108,618)	$—	$(1,139,227)
(1) Net amount included in the derivative caption on the consolidated balance sheet
	December 31, 2019
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$7,656	$—	$(22,953)
Securities Swap and Option Agreement	5,500,000	(41,093)	—	(41,093)
Total	$5,507,656	$(33,437)	$—	$(64,046)
(1) Net amount included in the derivative caption on the consolidated balance sheet

5.	ASSET MANAGER AFFILIATES

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2020 and 2019, the Asset Manager Affiliates had approximately $300 million of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates was deemed to have no value.

Although the investment in the Asset Manager Affiliates is deemed to have no value at December 31, 2020 and December 31, 2019, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

No distributions were declared during the year 2020 and 2019. For year ended December 31, 2018, the Asset Manager Affiliates declared cash distributions of $36.0 million to the Company. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.2 million from Asset Manager Affiliates, as reflected in the Company’s statement of operations in the year ended December 31, 2018. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the year ended December 31, 2018 all but $1.2 million was a tax-basis return of capital. Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

Asset Manager Affiliates

Summarized Statements of Operations Information

For the Year Ended December 31,
2018
Fee Revenue	$11,548,457
Interest Income	3,041,889
Total Income	14,590,346
Operating Expenses	10,700,629
Interest Expense	3,987,891
Total Expenses	14,688,520
Income before unrealized gains on investments and income taxes	(98,174)
Unrealized gains on investments	7,570,688
(Loss) Income before income taxes	7,472,514
Income Tax (Benefit)	(1,971,043)
Net (Loss) Income	$9,443,557

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

Term

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 11, 2021. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or continuing to operate as an internally managed BDC.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and, beginning with the second anniversary of the effective date of the Advisory Agreement, will annually review the compensation we pay to the Adviser.

The Company incurred base management fees of $4.6 million for the year ended December 31, 2020 and $3.1 million for the year ended December 31, 2019. The Company incurred incentive fees of $4.9 million for the year ended December 31, 2020, of which approximately $557 thousand were waived. No incentive fees were earned during for the year ended ending December 31, 2019.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 11, 2021.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $1.9 million of Administrative services expense for the year ended December 31, 2020 and $1.2 million for the year ended ending December 31, 2019.

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

Trimaran Credit Facility

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility, which expired on November 20, 2017 and bore interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. Outstanding borrowings on the Trimaran Credit Facility were callable by the Company at any time. The Trimaran Credit Facility was fully repaid and terminated in the fourth quarter of 2018. For the year ended December 31, 2018, the Company recognized interest income of approximately $2.2 million, related to the Trimaran Credit Facility.

7.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	December 31, 2020	December 31, 2019

6.125% Notes Due 2022 (net of offering costs of: 2020-$1,058,351; 2019 - $1,651,946)	$75,667,624	$75,755,253
2018-2 Secured Notes (net of discount of: 2020-$2,444,512; 2019 - $0)	249,418,186	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2020-$1,097,815; 2019 - $1,462,364)	48,223,083	78,108,535
	$373,308,893	$153,863,788

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as December 31, 2020 of were 3.0% and 6.7 years, respectively, and as of December 31, 2019 were 5.4% and 3.4 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At December 31, 2020, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2020, 2019 and 2018, interest expense related to the 6.125% Notes Due 2022 was approximately $4.7 million, $4.7 million and $4.7 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $1.1 million and $1.7 million remains to be amortized as of December 31, 2020 and December 31, 2019, respectively, and is included on the consolidated balance sheets as a reduction in the related debt account.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.1 million and $1.7 million at December 31, 2020 and December 31, 2019. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.0 million and $78.1 million at December 31, 2020 and December 31, 2019. The fair value was determined based on the closing price on December 31, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value Hierarchy.

During the year ended December 31, 2020, the Company repurchased approximately $681 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $513 thousand, resulting in a realized gain on extinguishment of approximately $155 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

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

At December 31, 2020, GLPRF LLC was in compliance with all of its debt covenants and $49.3 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $49.3 million at December 31, 2020 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

2018-2 Secured Notes

December 31, 2020	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	176,634,176	178,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$249,418,186	$251,862,698
(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and from S&P for the Class A-2-R Notes and Class B-R Notes as of the closing of the CLO on October 18, 2018.

(2)

The indenture governing our CLO permits the repricing or refinancing of the secured notes after November 20, 2020, which may result in the redemption of the outstanding notes occurring prior to their stated maturity.

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three-month USD LIBOR.

October 28, 2020 the Company completed the GARS Acquisition, pursuant to the terms and conditions of the GARS Merger Agreement. In connection therewith, the Company now consolidates the financial statements the 2018-2 CLO a $420.0 million par value CLO facility. On the date of the transaction the debt assumed was recognized at fair value, resulting in a $2.4 million discount which is amortized over the remaining term of the borrowings.

The CLO was executed by GF 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on

November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of December 31, 2020 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of December 31, 2020. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

The second test compares the aggregate assets that serve as collateral for the 2018-2 Secured Notes, or the Total Capitalization, as defined and calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 Secured Notes in respect of the amounts drawn. To meet this second test at any time, the Total Capitalization must equal at least (1) 128.0% of the aggregate outstanding principal amount of the Class A-R Notes (“Class A Overcollateralization Test”), and (2) 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together (the test in clause (2), the “Class B Overcollateralization Test”).  As of December 31, 2020, the Company was in compliance of the Class B Overcollateralization Test and as a result must cure the Class B Overcollateralization Test in order to avoid diversion of cash away from making additional investments or distributions.

If the coverage tests are not satisfied with respect to a quarterly payment date, the CLO may be required to apply amounts to the repayment of interest on and principal of the 2018-2 Notes prior to their maturity to the extent necessary to satisfy the applicable coverage tests.  As a result, there may be reduced funds available for 2018-2 CLO to make additional investments or to make distributions on the 2018-2 Notes held by the Company. Additionally, compliance was measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the Total Capitalization equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes (“EoD Overcollateralization Test”), taken together remained so for ten business days, an event of default would be deemed to have occurred.

As of December 31, 2020, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

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

For the years ended December 31, 2018, interest expense related to the 7.375% Notes Due 2019 was approximately $774,000.

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

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)

Asset coverage per unit is the ratio of the carrying value of PTMN’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)

The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Not applicable, except with respect to the 7.375% Notes Due 2019 and the 6.125% Notes Due 2022, as other debt securities are not registered for public trading. For the years ended December 31, 2017, 2016, 2015, 2014, 2013 and for the period from October 17, 2012 (date of issuance) to December 31, 2012, the average market value per $1,000 of par value of the 7.375% Notes Due 2019 was $1,016.04, $1,000.00, $1,011.96, $1,037.72, $1,032.96 and $1,012.28, respectively. For the years-ended December 31, 2020, 2019 and 2018 and for the period from August 14, 2017 (date of issuance) to December 31, 2017, the average market value per $1,000 of par value of the 6.125% Notes Due 2022 was $953.20, $1,009.93, $1,009.20 and $1,006.00, respectively. Average market value is computed by taking the daily average of the closing prices for the period.

(5)	As of December 31, 2019, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 6.125% Notes Due 2022 of $77,407 and Revolving Credit Facilities of $79,571.

(6)

As of December 31, 2020, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 6.125% Notes Due 2022 of $76,726, Revolving Credit Facilities of $49,321 and 2018-2 Secured Notes of $251,863.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character  of income and gains to be distributed is determined  in accordance  with income tax regulations  that may differ from GAAP; accordingly at calendar years ended December 31, 2020 and 2019, the Company  reclassified for book purposes amounts  arising from permanent book/tax  differences related to the tax treatment of return of capital distributions, non-deductible expenses, investments on non-accrual status, and capital loss carryforwards acquired as the result of the merger, as follows:

	Year Ended December 31,
	2020	2019
Capital in excess of par value	$144,223,230	$137,501,521
Total distributable (loss) earnings	$(144,223,230)	$(137,501,521)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net (decrease) increase in net assets resulting from operations	$31,572,678	$(12,499,961)
Net change in unrealized depreciation (appreciation) from investments	(6,813,063)	(1,121,364)
Net realized losses	(7,759,269)	16,695,014
Book/tax differences on CLO equity investments	(3,526,614)	(3,927,076)
Book/tax differences related to mergers	(5,829,345)	—
Other book/tax differences	3,134,538	1,318,364
Taxable income before deductions for distributions	$10,778,925	$464,977
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.22	$0.01
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.22	$0.01

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the year ended December 31, 2018, the Asset Manager Affiliates declared a cash distribution of $36.0 million to the Company. The Company recognized $1.2 million of dividends from the Asset Manager Affiliates, as reflected in the Company’s statement of operations for the year ended December 31, 2018. For the year ended December 31, 2018, the difference of $34.8 million between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). During year ended December 31, 2020 and 2019, the Company did not receive a cash distribution from the Affiliated Manager Affiliates, nor did we recognize any dividends.

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

	Year Ended December 31,
Distributions paid from:	2020	2019	2018
Ordinary Income	$10,693,670	$464,977	$9,192,977
Return of Capital	—	11,485,293	5,688,770
Total	$10,693,670	$11,950,270	$14,881,747

As of December 31, 2020 and 2019, the components of accumulated earnings on tax basis were as follows:

	Year Ended December 31,
	2020	2019
Capital loss carryforward	(339,584,413)	$(230,821,193)
Other temporary differences	(369,500)	(892,590)
Net unrealized depreciation	(82,993,414)	(67,889,323)

At December 31, 2020, the Company had a net capital loss carryforward of $339.6 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2020, the taxable subsidiaries’ activity did not result in a material provision for income taxes.  As of December 31, 2020, $158,090 of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, $28.1 million of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and no deferred tax liabilities. The Company has assessed the realizability of the deferred tax assets and recorded a full valuation allowance as of December 31, 2020. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2020 and 2019, the Company had $32.9 million and $31.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Fund of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2020 and 2019, the Company had a $20.0 million and $26.3 million, respectively unfunded commitment to the BCP Great Lakes Fund, subject to the limitations noted above. However, at December 31, 2020 and 2019 our funding commitment was limited to approximately $15.0 million and $11.9 million pursuant to the limitations described above.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $0 thousand and $491 thousand for the years ended December 31, 2020 and 2019, respectively.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

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

During the year ended December 31, 2020 and 2019, the Company issued 98,609, and 73,842 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2020, there were no grants of restricted stock activity. For the year ended December 31, 2019, there were no grants of restricted stock, 10,571 shares were forfeited, and 113,382 shares vested. The total number of shares of the Company’s common stock outstanding as of December 31, 2020 and December 31, 2019 was 75,164,230 and 44,829,676, respectively.

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

During the year ended December 31, 2020, the Company repurchased 734,403 shares, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $863 thousand.

11.	EQUITY COMPENSATION PLANS

Prior to March 31, 2019, the Company had an equity incentive plan, established in 2006 and most recently amended, following approval by the Company’s Board and shareholders, on May 4, 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. In connection with the Closing, the Company terminated the Equity Incentive Plan and will no longer make grants pursuant to the plan. Prior to the Closing, restricted stock granted under the Equity Incentive Plan was granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Options granted under the Equity Incentive Plan were exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2019 through March 31, 2019 is as follows:

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three and twelve months ended December 31, 2020 and 2019, the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2020, the Company had no remaining compensation costs related to unvested stock based awards.

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

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full-time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $0, $9,000 and $44,000 was expensed during the years ended December 31, 2020, 2019 and 2018, respectively, related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $127,000 was expensed during the year ended December 31, 2018, related to the Profit-Sharing Plan. This Plan was terminated effective March 31, 2019, and no expense was recognized during the year ended December 31, 2019.

13.	ACQUISITION OF OHA INVESTMENT CORPORATION AND GARS

OHAI acquisition

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

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $3.0 million of cash payment (deemed capital contribution) paid at closing directly to shareholders of OHAI from the Adviser, was allocated to the OHAI investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. Immediately following the acquisition of OHAI, the Company recorded OHAI’s net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the OHAI investments acquired and was immediately recognized as unrealized gain on the Company's Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for performing debt investments, will amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the OHAI investments acquired through their maturity. Upon the sale of any of the OHAI acquired investments, the Company will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$15,548,678
Cash consideration to OHAI shareholders (2)	11,510,688
Transaction costs (excluding offering costs $385,747)	851,807
Total purchase consideration	27,911,173
Assets acquired:
Investments, at fair value (amortized cost of $54,123,811)	60,547,193
Cash	232,708
Interest receivable	592,329
Other assets	482,454
Total assets acquired	61,854,684
Liabilities assumed:
Debt	27,394,083
Other liabilities	126,046
Total liabilities assumed	27,520,129
Net assets acquired	34,334,555
Total purchase discount	$(6,423,382)
(1)	Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by the Company in conjunction with the merger.
(2)	Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid at closing directly to shareholders of OHAI from the Adviser.

GARS acquisition

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

The merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $5.0 million of cash payment (deemed capital contribution) paid at closing directly to shareholders of GARS from the Adviser, was allocated to the GARS investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. Immediately following the acquisition of GARS, the Company recorded GARS net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the GARS investments acquired and was immediately recognized as unrealized gain on the Company's Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for performing debt investments, will amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the GARS investments acquired through their maturity. Upon the sale of any of the GARS acquired investments, the Company will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$38,764,706
Cash consideration to GARS shareholders	24,100,000
Transaction costs (excluding offering costs $432,339)	1,167,661
Total purchase consideration	64,032,367
Assets acquired:
Investments, at fair value (amortized cost of $277,380,492)	317,802,548
Cash	35,360,820
Interest receivable	1,871,232
Other assets	2,087,550
Total assets acquired	357,122,150
Liabilities assumed:
Debt	251,213,342
Other liabilities	1,454,384
Total liabilities assumed	252,667,726
Net assets acquired	104,454,424
Total purchase discount	$(40,422,057)
(1)	Based on the market price at closing of $1.26 as of October 28, 2020 and the 30,765,640 shares of common stock issued by the Company in conjunction with the merger.

14.	SELECTED QUARTERLY DATA (Unaudited)

	Q1	Q2	Q3	Q4
	2020	2020	2020	2020
Total interest and related portfolio income	$7,754,207	$7,313,895	$7,787,362	$19,908,723
Net Investment Income	$2,765,790	$2,599,908	$2,697,050	$8,937,599
Net increase (decrease) in net assets resulting from operations	$(29,052,931)	$3,283,697	$8,318,674	$49,023,240
Net increase (decrease) in net assets resulting from operations per share – basic	$(0.65)	$0.07	$0.19	$0.74
Net increase (decrease) in net assets resulting from operations per share – diluted	$(0.65)	$0.07	$0.19	$0.74
Net investment income per share – basic	$0.06	$0.06	$0.06	$0.14
Net investment income per share – diluted	$0.06	$0.06	$0.06	$0.14
	Q1	Q2	Q3	Q4
	2019	2019	2019	2019
Total interest and related portfolio income	$5,799,410	$6,914,169	$7,076,196	$6,705,361
Net Investment Income	$(2,195,187)	$879,740	$2,242,433	$2,146,703
Net increase (decrease) in net assets resulting from operations	$(10,917,572)	$(848,322)	$(4,250,782)	$3,516,714
Net increase (decrease) in net assets resulting from operations per share – basic	$(0.29)	$(0.02)	$(0.11)	$0.09
Net increase (decrease) in net assets resulting from operations per share – diluted	$(0.29)	$(0.02)	$(0.11)	$0.09
Net investment income per share – basic	$(0.06)	$0.02	$0.06	$0.06
Net investment income per share – diluted	$(0.06)	$0.02	$0.06	$0.06

15.	SUBSEQUENT EVENTS

In January 2021, the Company sold $10.1 million par value of the subordinated notes of Catamaran CLO 2016-1 for $3.5 million.

On February 12, 2021 our Board declared a distribution to shareholders of $0.06 per share for a total of $4.5 million. The record date was February 22, 2021 and the distribution was paid on March 2, 2021.

In February 2021, the Company repaid $88 million of the 2018-2 Secured Notes.

On March 11, 2021, the Board authorized a renewed stock repurchase program of up to $10 million (the "Renewed Stock Repurchase Program"), effective March 11, 2021 and terminating on March 31, 2022. Under the Renewed Stock Repurchase Program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time.

The Company has evaluated events and transactions occurring subsequent to December 31, 2020. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

2.2

Agreement and Plan of Merger, dated as of June 24, 2020 by and among Portman Ridge Finance Corporation, Citadel Acquisition Sub Inc., Garrison Capital Inc. and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed June 25, 2020).

2.3

Agreement and Plan of Merger, dated as of December 23, 2020 by and among Portman Ridge Finance Corporation, Rye Acquisition Sub Inc., Harvest Capital Credit Corporation, and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed December 28, 2020).

3.1	Form of Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Pre-Effective Amendment No. 1 on Form N-2 filed on October 6, 2006).
3.1.1	Certificate of Amendment (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed April 2, 2019).
3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 14, 2018).
3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on April 2, 2019).
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share (incorporated by reference to Exhibit D.1 of the Pre-Effective Amendment No. 1 on Form N-2 filed on October 6, 2006).
4.2	Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit E of the Pre-Effective Amendment No. 2 of the Registration Statement on Form N-2 filed on November 20, 2006).
4.3	Form of Base Indenture between the Company and U.S. Bank National Association (incorporated by reference to Exhibit D.2 of the Registration Statement in Form N-2 filed on October 3, 2012).
4.4

Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022 (incorporated by reference to Exhibit D.6 of the Post-Effective Amendment No. 1 to the Registration Statement in Form N-2 filed on August 14, 2017).

4.5	Form of 6.125% Notes Due 2022 (Incorporated by reference to Exhibit 4.6 of the Post-Effective Amendment No. 1 to the Registration Statement in Form N-2 filed on August 14, 2017).
4.6	Description of Portman Ridge Finance Corporation’s Registered Securities.**
10.1

Stock Purchase and Transaction Agreement, dated December 14, 2018, by and between KCAP Financial, Inc. and BC Partners Advisors L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2018).

10.2

Form of Voting and Support Agreement, dated December 14, 2018, by and between BC Partners Advisors L.P. and the members of the board of directors of KCAP Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2018).

10.3

Investment Advisory Agreement, dated April 1, 2019, by and between the Company and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 2, 2019).

10.4

Incentive Fee Letter Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 2, 2019).

10.5

Administration Agreement, dated April 1, 2019, by and between the Company and BC Partners Management LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 2, 2019).

10.6

Loan and Security Agreement dated as of December 18, 2019 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto, The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 23, 2019).

E-1

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

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 11, 2021	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 11, 2021
EDWARD GOLDTHORPE

/s/ JASON ROOS	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 11, 2021
JASON ROOS

/s/ GRAEME DELL	Member of the Board of Directors	March 11, 2021
GRAEME DELL

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 11, 2021
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 11, 2021
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 11, 2021
ALEXANDER DUKA

/s/ CHRISTOPHER LACOVARA	Member of the Board of Directors	March 11, 2021
CHRISTOPHER LACOVARA

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 11, 2021
DEAN C. KEHLER
/s/ MATTHEW WESTWOOD	Member of the Board of Directors	March 11, 2021
MATTHEW WESTWOOD

/s/ JOSEPH MOREA	Member of the Board of Directors	March 11, 2021
JOSEPH MOREA