Form 10-Q
period 2021-03-31
Portman Ridge Finance Corp
filed 2021-05-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of common stock of the registrant as of May 3, 2021 was 75,195,141.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•

our ability to operate as a business development company (“BDC”) under the Investment Company Act of 1940 and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments at fair value:
Debt securities (amortized cost: 2021 - $377,355,331; 2020 - $392,932,411)	$387,043,989	$404,860,855
CLO Fund Securities managed by non-affiliates (amortized cost: 2021 - $35,264,540; 2020 - $45,727,813)	16,021,434	19,582,555
Equity securities (cost: 2021 - $23,950,747; 2020 - $24,593,639)	14,651,029	13,944,876
Asset Manager Affiliates (cost: 2021 - $17,791,230; 2020 - $17,791,230)	—	—
Joint Ventures (cost: 2021 - $61,105,966; 2020 - $54,932,458)	56,730,956	49,349,163
Total Investments at Fair Value, excluding derivatives (cost: 2021 - $515,467,814; 2020 - $535,977,551)	474,447,408	487,737,449
Cash and cash equivalents	30,843,590	6,990,008
Restricted cash	28,452,560	75,913,411
Interest receivable	2,888,364	2,972,546
Receivable for unsettled trades	14,142,812	25,107,598
Due from affiliates	853,420	357,168
Other assets	1,201,991	1,100,241
Total Assets	$552,830,145	$600,178,421
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2021-$0; 2020 - $1,058,351)	$76,725,975	$75,667,624
2018-2 Secured Notes (net of discount of: 2021-$1,535,573; 2020 - $2,444,512)	162,327,125	$249,418,186
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021-$1,006,335; 2020 - $1,097,815)	68,064,563	48,223,083
Derivative liabilities, net (cost: 2021 - $30,609; 2020 - $30,609)	1,582,963	1,108,618
Payable for unsettled trades	13,881,059	—
Accounts payable and accrued expenses	2,409,861	1,788,908
Accrued interest payable	1,146,732	1,089,531
Due to affiliates	2,372,115	1,374,739
Management and incentive fees payable	4,464,644	5,243,869
Total Liabilities	332,975,037	383,914,558
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 76,124,403 issued, and 75,195,141 outstanding at March 31, 2021, and 76,093,492 issued, and 75,164,230 outstanding at December 31, 2020	751,951	751,642
Capital in excess of par value	638,523,223	638,459,548
Total distributable (loss) earnings	(419,420,066)	(422,947,327)
Total Stockholders' Equity	219,855,108	216,263,863
Total Liabilities and Stockholders' Equity	$552,830,145	$600,178,421
NET ASSET VALUE PER COMMON SHARE	$2.92	$2.88

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Investment Income:
Interest from investments in debt securities	$14,086,475	$4,579,782
Payment-in-kind investment income	1,131,598	309,369
Interest from short-term investments	—	15,279
Investment income on CLO Fund Securities managed by affiliates	—	1,073,494
Investment income on CLO Fund Securities managed by non-affiliates	617,256	117,243
Investment income - Joint Ventures	2,039,266	1,577,136
Capital structuring service fees	429,968	81,904
Total investment income	18,304,563	7,754,207
Expenses:
Management fees	1,792,564	1,011,690
Performance-based incentive fees	2,093,619	102,006
Interest and amortization of debt issuance costs	3,380,497	2,350,071
Professional fees	1,494,428	843,630
Insurance	177,154	123,750
Administrative services expense	613,372	461,000
Other general and administrative expenses	540,412	198,276
Total expenses	10,092,046	5,090,423
Management and performance-based incentive fees waived	—	(102,006)
Net Expenses	10,092,046	4,988,417
Net Investment Income	8,212,517	2,765,790
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(5,085,788)	(1,048,147)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(2,239,786)	(10,778,237)
Equity securities	1,349,044	(277,907)
CLO Fund Securities managed by affiliates	—	(11,162,275)
CLO Fund Securities managed by non-affiliates	6,902,151	(571,429)
Joint Venture Investments	1,208,285	(8,109,197)
Derivatives	(474,345)	(25,637)
Total net change in unrealized appreciation (depreciation)	6,745,349	(30,924,682)
Net realized and unrealized appreciation (depreciation) on investments	1,659,561	(31,972,829)
Realized (losses) gains on extinguishments of Debt	(1,834,963)	154,106
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$8,037,115	$(29,052,933)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.11	$(0.65)
Diluted:	$0.11	$(0.65)
Net Investment Income Per Common Share:
Basic:	$0.11	$0.06
Diluted:	$0.11	$0.06
Weighted Average Shares of Common Stock Outstanding—Basic	75,174,533	44,823,193
Weighted Average Shares of Common Stock Outstanding—Diluted	75,174,533	44,823,193

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operations:
Net investment income	$8,212,517	$2,765,790
Net realized gains (losses) from investment transactions	(5,085,788)	(1,048,147)
Realized (losses) gains from extinguishments of debt	(1,834,963)	154,106
Net change in unrealized (depreciation) appreciation on investments	6,745,349	(30,924,682)
Net increase (decrease) in stockholders’ equity resulting from operations	8,037,115	(29,052,933)

Stockholder distributions:	(4,509,854)	(2,689,779)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	63,984	37,084
Stock repurchases	—	(123,330)
Net increase in net assets resulting from capital share transactions	63,984	(86,246)

Net assets at beginning of period	216,263,863	152,198,570
Net assets at end of period	$219,855,108	$120,369,612
Net asset value per common share	$2.92	$2.69
Common shares outstanding at end of period	75,195,141	44,725,872

(1)	Refer to note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$8,037,115	$(29,052,933)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	5,085,788	1,048,147
Net change in unrealized (depreciation) appreciation from investments	(6,745,349)	30,924,682
Purchases of investments	(58,353,638)	(47,942,983)
Proceeds from sales and redemptions of investments	80,774,432	23,453,568
Net accretion of investments	(7,880,944)	(1,951,807)
Amortization of debt issuance costs	223,806	234,925
Realized gains on extinguishments of debt	1,834,963	(154,106)
Net payment-in-kind interest income	884,098	(59,119)
(Increase) decrease in operating assets:
Receivable for unsettled trades	10,964,786	21,075,553
Interest and dividends receivable	84,182	446,820
Due from affiliates	(496,252)	185,063
Other assets	(101,750)	(89,061)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	13,881,059	26,571,709
Accrued interest payable	57,201	663,492
Management and incentive fees payable	(779,225)	(65,289)
Due to affiliates	997,376	318,899
Accounts payable and accrued expenses	620,953	115,551
Net cash used in operating activities	49,088,601	25,723,111
FINANCING ACTIVITIES:
Debt issuance costs	—	(1,342)
Stock repurchase program	—	(123,330)
Distributions to stockholders	(4,445,870)	(2,652,695)
Repurchase of 6.125% Notes Due 2022	—	(418,594)
Repayment of 2018-2 Secured Notes	(88,000,000)	—
Borrowings from Revolving Credit Facilities	19,750,000	6,000,000
Repayment of Revolving Credit Facilities	—	(28,500,000)
Net cash provided by financing activities	(72,695,870)	(25,695,962)
CHANGE IN CASH AND RESTRICTED CASH	(23,607,269)	27,149
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	82,903,419	5,104,355
CASH AND RESTRICTED CASH, END OF PERIOD	$59,296,150	$5,131,504
Amounts per balance sheet:
Cash and cash equivalents	$30,843,590	$403,497
Restricted cash	28,452,560	4,728,007
Total Cash and Restricted cash	$59,296,150	$5,131,504
Supplemental Information:
Interest paid during the period	$3,099,490	$1,440,865
Dividends paid during the period under the dividend reinvestment plan	$63,984	$37,084

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2021

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC Consumer goods: Non-durable	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/27	10/28/2020	$2,089,500	$1,842,084	$2,101,253

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(21)	Senior Secured Loan — Delayed Draw Term Loan, 8.0% PIK, Due 1/25	2/14/2020	2,852,556	2,852,556	2,884,790

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,520,115	2,520,115	2,548,592

AIS Holdco, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 8/25	10/28/2020	2,545,236	2,067,899	2,487,460

Allied Universal Holdco LLC Services: Business	(8)(14)	Senior Secured Loan — Initial Term Loan 4.4% Cash, 1 Month Libor (0.11%) + 4.25% , Due 7/26	3/23/2020	5,143,496	4,253,956	5,135,473

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 10/26	12/9/2020	-	(19,000)	-

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 10/26	12/9/2020	4,987,500	4,892,738	4,987,500

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(21)	Senior Secured Loan — Revolving Loan 6.3% Cash, Due 10/26	12/9/2020	50,000	30,883	50,000

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 6/23	10/28/2020	0	0	(5,197)

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 6/24	10/28/2020	3,546,831	3,127,646	3,455,678

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)	Senior Secured Loan — Term Loan 5.0% Cash, Due 9/24	3/31/2021	916,514	808,158	883,336

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 7.8% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 9/24	9/9/2019	3,562,644	3,472,376	3,433,677

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(21)	Senior Secured Loan — Revolving Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 9/24	9/9/2019	416,667	387,967	377,450

Ascensus Specialties LLC Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 4.9% Cash, 1 Month Libor (0.11%) + 4.75% , Due 9/26	10/28/2020	1,699,478	1,443,790	1,692,850

Athos Merger Sub LLC Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.11%) + 5.00% , Due 7/26	10/28/2020	1,325,732	1,148,109	1,325,732

BJ Services, LLC Energy: Oil & Gas	(8)(13)(14)	Senior Secured Loan — First Out Term Loan 7.0% Cash, 3 Month Libor (1.50%) + 5.50%; Libor Floor 1.50% , Due 1/23	10/28/2020	2,517,704	2,393,614	2,517,704

BMC Acquisition, Inc. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/24	1/2/2018	2,902,500	2,901,582	2,883,634

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 12/26	12/22/2020	(0)	(7,844)	(12,000)

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Unitranche 5.7% Cash, 3 Month Libor (1.00%) + 4.65%; Libor Floor 1.00% , Due 12/26	12/22/2020	2,172,637	2,131,167	2,140,916

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 1 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 6/23	6/26/2020	2,943,750	2,889,045	2,929,031

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 8.0% PIK, 6 month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 8/23	5/8/2020	1,662,106	1,503,788	1,518,060

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)	Senior Secured Loan — Term Loan 7.3% Cash, Due 10/25	10/28/2020	8,198,194	6,574,177	7,378,373

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 10/24	10/28/2020	338,278	273,599	269,076

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 5/23	6/6/2018	4,177,732	4,173,235	4,162,275

Chloe Ox Parent, LLC Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/24	10/28/2020	1,832,715	1,565,981	1,839,835

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Term Loan 6.5% Cash, 2.5% PIK, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 7/23	1/29/2021	574,205	574,205	478,485

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 7/23	1/11/2021	-	-	-

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 0.0% Cash, 7.8% PIK, Due 1/22	10/28/2020	6,556,981	4,694,494	4,797,743

Coinamatic Canada Inc. Consumer goods: Durable	(3)(13)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	521,646	472,779	500,676

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last out DDTL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	932,983	927,361	935,315

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Term Loan 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	6,033,990	5,997,634	6,049,075

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Second Amendment TL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	690,407	686,248	692,133

Convergeone Holdings Corp. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.11%) + 5.00% , Due 1/26	10/28/2020	2,162,509	1,757,256	2,094,596

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 1/22	6/11/2020	4,300,489	4,283,689	4,284,964

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 11/26	11/23/2020	2,937,813	2,861,499	2,937,813

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 11/26	11/23/2020	-	(13,587)	-

DCert Buyer, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.11%) + 7.00% , Due 2/29	3/16/2021	5,400,000	5,386,500	5,450,652

Deliver Buyer, Inc. Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien), 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	7/1/2020	4,755,801	4,694,700	4,755,801

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(3)(13)	Senior Secured Loan — EUR Term Loan A 0.0% Cash, 5.0% PIK, Due 7/25	5/11/2020	261,136	282,354	257,259

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A, 5.0% PIK, Due 5/25	5/29/2020	1,485,850	1,115,054	1,162,677

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B, 7.0% PIK, Due 5/25	5/29/2020	1,510,966	1,140,170	438,180

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	959,944	944,724	946,792

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	(0)	(1,301)	(3,387)

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 4.1% Cash, 1 Month Libor (0.11%) + 4.00% , Due 7/25	6/27/2019	464,431	464,431	460,112

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.7% Cash, 1 Month Libor (0.11%) + 4.54% , Due 7/25	2/14/2020	990,000	986,074	990,000

Electronics for Imaging, Inc. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.11%) + 5.00% , Due 7/26	10/28/2020	2,176,225	1,659,030	2,054,977

ELO Touch Solutions, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.6% Cash, 1 Month Libor (0.11%) + 6.50% , Due 12/25	10/28/2020	2,613,437	2,242,454	2,572,145

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Emtec, Inc. Services: Business	(8)(13)	Senior Secured Loan — First Lien Term Loan A 6.6% Cash, 1 Month Libor (0.11%) + 6.50% , Due 8/21	10/28/2020	2,395,175	2,233,990	2,391,342

Emtec, Inc. Services: Business	(5)(8)(13)	Senior Secured Loan — First Lien Term Loan B, 10.3% PIK, Due 8/21	10/28/2020	1,779,324	1,354,400	1,709,574

Energy Acquisition Lp Electronics	(14)	Senior Secured Loan — First Lien Term Loan 4.4% Cash, 1 Month Libor (0.11%) + 4.25% , Due 6/25	10/28/2020	4,874,687	3,982,425	4,769,588

Ensono, LP Telecommunications	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.4% Cash, 1 Month Libor (0.11%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,538,445	1,700,000

Evergreen North America Acquisition, LLC Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.0% Cash, 6 month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 6/22	6/21/2016	959,321	960,545	959,321

Firstlight Holdco Inc. Telecommunications	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, Due 7/26	12/18/2019	400,000	363,686	397,400

Geo Parent Corporation Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.11%) + 5.00% , Due 12/25	10/28/2020	3,281,639	2,846,137	3,270,481

GI Revelation Acquisition LLC Services: Business	(8)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 5.1% Cash, 1 Month Libor (0.11%) + 5.00% , Due 4/25	5/22/2020	3,892,437	3,505,119	3,905,419

GK Holdings, Inc. Services: Business	(5)(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 13.3% Cash, Due 1/22	1/30/2015	1,500,000	1,496,527	831,900

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — Revolver 0.8% Cash, Due 2/23	10/28/2020	0	(0)	(18,077)

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 9.3% Cash, 3 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 2/23	10/28/2020	6,300,000	4,301,340	3,642,660

Global Tel*Link Corporation Telecommunications	(8)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.11%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,481,807	1,161,465

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Gruden Acquisition, Inc. Transportation: Cargo	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 8/22	10/28/2020	2,407,962	2,117,470	2,407,962

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (1.50%) + 9.00%; Libor Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,013,163

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,191,667	15,822

H-CA II, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Term Loan 19.0% Cash, Due 2/24	2/16/2021	2,000,000	2,000,000	2,000,000

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — Revolver 9.5% Cash, 3 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	669,722	570,746	635,232

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 3 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	6,580,021	5,607,585	6,241,150

Helix Acquisition Holdings, Inc. Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.2% Cash, 3 Month Libor (0.20%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,228,584	1,324,169

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 5.8% Cash, 3 Month Libor (1.00%) + 4.76%; Libor Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,578,115	1,294,720

Holley Purchaser, Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 10/25	10/28/2020	-	84,648	-

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,837,500	1,830,426	1,837,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,948,120	1,940,620	1,948,120

Intermedia Holdings, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan A 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 7/25	10/28/2020	2,688,562	2,361,937	2,686,412

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Janus International Group, LLC Construction & Building	(8)(14)	Senior Secured Loan — First Lien Term Loan B 4.3% Cash, 3 Month Libor (1.00%) + 3.25%; Libor Floor 1.00% , Due 2/25	10/28/2020	2,193,340	1,887,968	2,193,790

Keeco, LLC Consumer goods: Durable	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 0.5% PIK, 1 Month Libor (1.75%) + 7.75%; Libor Floor 1.75% , Due 3/24	10/28/2020	5,561,624	4,663,522	5,418,690

Lifescan Global Corporation Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan A 6.2% Cash, 3 Month Libor (0.20%) + 6.00% , Due 10/24	10/28/2020	3,167,755	2,655,825	3,078,931

Location Services Holdings, LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 5/21	11/7/2019	2,291,667	2,285,656	2,202,792

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — Revolver 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	343,473	304,874	334,096

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	7,116,777	6,316,997	6,987,252

Mag Ds Corp. Aerospace and Defense	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 6.2% Cash, 3 Month Libor (0.20%) + 6.00% , Due 4/27	10/28/2020	3,980,000	3,345,014	3,898,808

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 11/23	10/28/2020	8,531,223	7,531,071	8,531,223

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 11/22	10/28/2020	-	(0)	-

Ministry Brands, LLC Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 5.2% Cash, 3 Month Libor (1.00%) + 4.23%; Libor Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,600,515	5,819,400

Mother's Market & Kitchen, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.2% Cash, 3 Month Libor (1.00%) + 4.23%; Libor Floor 1.00% , Due 7/23	10/28/2020	6,907,585	6,114,095	6,907,585

MountainTop Financial, LLC Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 3/24	10/28/2020	6,338,579	5,609,620	6,338,579

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, (1.00%) + 0.00%; Libor Floor 1.00% , Due 6/22	12/31/2020	1,484,515	1,490,585	1,481,577

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 1/26	12/31/2020	7,041,176	6,956,854	7,034,135

Nasco Healthcare Inc. Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 6/23	5/22/2020	4,299,944	4,162,129	4,095,697

Navex Topco, Inc. Electronics	(8)(14)(18)(21)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.11%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,243,443	7,502,726

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 11.0% Cash, 3 Month Libor (1.00%) + 10.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	460,709	407,920	449,191

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	328,982	250,448	311,847

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	5,037,700	4,460,819	4,911,757

Naviga Inc. Services: Business	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan 0.5% Cash, Due 12/22	3/1/2021	-	(9,075)	(9,517)

Naviga Inc. Services: Business	(8)(13)	Senior Secured Loan — Term Loan 7.3% Cash, Due 12/22	3/1/2021	717,269	700,170	699,337

Novetta Solutions, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 10/22	10/28/2020	1,938,615	1,709,943	1,934,990

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Incremental First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	1,535,951	1,349,442	1,535,951

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	2,541,621	2,228,065	2,541,621

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	743,202	652,956	743,202

Phoenix Guarantor Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.3% Cash, 1 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,104,223	1,200,000

Pinstripe Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 8.0% Cash, 6 month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 1/25	1/17/2019	4,900,000	4,837,653	4,774,070

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	538,636	534,272	538,636

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 12/25	2/20/2020	445,091	442,879	445,091

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	3,860,227	3,828,949	3,860,227

PSC Industrial Holdings Corp. Environmental Industries	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,964,815	2,667,495

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/24	8/10/2018	2,808,000	2,800,141	2,569,320

Q Holding Company (fka Lex Precision Corp) Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 12/23	10/28/2020	2,372,982	1,950,163	2,255,519

Qualtek USA, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 7/25	10/28/2020	5,622,872	4,540,222	5,416,710

RA Outdoors, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/24	10/28/2020	7,187,982	6,318,096	7,187,982

Radiology Partners, Inc Healthcare & Pharmaceuticals	(8)(14)(21)	Senior Secured Loan — Term B Loan (First Lien) 4.4% Cash, 1 Month Libor (0.11%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,893,436	6,956,985

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.27%; Libor Floor 1.00% , Due 3/25	6/27/2019	6,860,000	6,788,493	6,311,200

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)	Senior Secured Loan — Initial Term Loan 2.0% Cash, Due 7/21	7/29/2015	1,015,351	247,543	225,306

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/23	10/28/2020	-	(0)	-

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 9/23	10/28/2020	7,162,332	6,332,543	7,162,332

Robertshaw US Holding Corp. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 4.7% Cash, 1 Month Libor (1.00%) + 3.65%; Libor Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,981,544	2,610,000

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/21	3/26/2014	8,201,777	8,196,188	7,894,210

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 2/26	12/18/2019	700,000	627,739	679,438

San Vicente Capital LLC Telecommunications	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (1.50%) + 8.00%; Libor Floor 1.50% , Due 6/25	6/10/2020	2,985,000	2,947,457	3,059,625

SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 3 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,970,234	5,935,200

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 2.4% PIK, 1 Month Libor (1.25%) + 6.25%; Libor Floor 1.25% , Due 9/23	10/28/2020	6,299,241	5,440,170	6,120,343

Smartronix, Inc, Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50% , Due 12/25	5/1/2020	4,949,875	4,741,656	4,875,627

South Street Securities Holdings, Inc Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 3/26	3/24/2021	7,000,000	6,825,767	6,825,000

Sundance Holdings Group, LLC Retail	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 2.0% PIK, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	10/28/2020	6,792,219	5,817,066	6,661,808

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Syncsort Incorporated Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 1 Month Libor (0.75%) + 4.75%; Libor Floor 0.75% , Due 3/28	3/19/2021	2,440,763	2,428,559	2,428,559

Syncsort Incorporated Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan B 5.5% Cash, 1 Month Libor (0.75%) + 4.75%; Libor Floor 0.75% , Due 8/24	10/28/2020	2,783,080	2,411,028	2,793,655

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 5/25	6/27/2019	4,912,500	4,852,172	4,912,500

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	494,576	416,170	41,792

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,421,470	10,992,030

The Cook & Boardman Group, LLC Construction & Building	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 6 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 10/25	10/28/2020	-	22,864	-

The Edelman Financial Center, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month Libor (0.11%) + 6.75% , Due 7/26	12/18/2019	300,000	273,853	300,750

Theragenics Corp Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 5/24	10/28/2020	8,100,000	7,004,543	7,903,170

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	5,616,718	5,599,693	5,539,488

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	740,990	739,871	730,776

Travelport Finance (Luxembourg) S.A R.L. Services: Business	(3)(13)(14)	Senior Secured Loan — Term Loan 5.2% Cash, 3 Month Libor (0.20%) + 5.00% , Due 5/26	3/31/2021	-	63,475	-

Triangle Home Fashions LLC Consumer goods: Durable	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 1 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/23	10/28/2020	10,500,000	9,367,057	10,500,000

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 7.5% Cash, 12 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 9/23	9/30/2016	964,646	963,612	836,059

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 Month Libor (1.00%) + 13.00%; Libor Floor 1.00% , Due 12/20	12/24/2012	900,000	899,998	900,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 0.0% Cash, 1.7% PIK, Due 1/25	1/24/2020	71,929	71,929	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month Libor (0.11%) + 7.25% , Due 3/26	12/18/2019	400,000	356,772	391,334

Wash MultiFamily Acquisition Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien), 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,698,934	2,858,624

WireCo WorldGroup Inc. Capital Equipment	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,980,297	2,724,375

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 11/24	11/18/2019	2,625,000	2,585,016	2,628,413

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,486,078	3,419,850

Total Investment in Debt Securities (177% of net asset value at fair value)				$412,338,917	$377,355,331	$387,043,989

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
4L Technologies Inc.(8)(13)(19) Healthcare & Pharmaceuticals	Class A Preferred Units	5/29/2020	321	29,277	29,275

AAPC Holdings LLC.(8)(13)(21)(22) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	5,500,000	5,500,000	5,500,000

Advantage Capital Holdings LLC(8)(13)(19)(22) Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	628	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	263	46,371	10,611

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	46	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	859	—	—

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	1,808,203	1,808,073	2,137,739

Centric Brands Inc. (8)(13)(19) Machinery (Non-Agrclt/Constr/Electr)	Common	10/28/2020	36,342	—	31,799

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1,076	1,079,617	1,000

EJF Investments Ltd.(3)(19) Services: Business	Preferred Equity, 0%; 6/25 maturity	6/17/2020	1,380,000	1,256,485	1,406,376

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
Emtec, Inc.(8)(13)(19) Services: Business	Preferred Equity	10/28/2020	319,357	—	—

Oneida Group, Inc.(8)(13)(19) Consumer goods: Durable	Common	10/28/2020	1,085,565	345,834	1,096,436

Faraday Holdings LLC.(8)(13)(19) Consumer goods: Durable	Class D Shares	10/28/2020	2,752	548,377	986,187

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	1,500,000	1,500,000	502,530

Fusion Connect, Inc. (8)(13)(19) Telecommunications	Common	10/28/2020	121,871	865,854	764,131

GIG Rooster Holdings I, LLC (8)(13)(18)(19) Energy: Oil & Gas	Common	10/28/2020	99	—	24,849

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	29,699	1,953,300	1,000

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	4	—	—

Prosper Marketplace (6)(13)(19) Consumer goods: Durable	Class B Preferred Units	10/28/2020	912,865	278,865	319,503

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	10,000	1,000,000	454,000

Tank Partners Equipment Holdings, LLC(8)(9)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	49,000	6,228,000	—

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	1,228	420,289	—

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class A Units	10/28/2020	185,847	981,365	1,247,034

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class B Units	10/28/2020	20,650	109,040	138,559

Total Investment in Equity Securities (7% of net asset value at fair value)			$12,966,675	$23,950,747	$14,651,029

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.0%, 1/28 maturity	6/4/2013	23.3%	5,930,441	2,541,098
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 5.5%, 4/30 maturity	5/6/2014	22.2%	9,730,733	4,178,261
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 20.5%, 11/28 maturity	10/10/2013	6.8%	1,186,447	1,339,325
Catamaran CLO 2014-2 Ltd.(3)(7)(13)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.7%, 4/27 maturity	5/5/2015	9.9%	3,385,599	1,521,750
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 8.7%, 10/31 maturity	9/27/2018	24.8%	8,965,723	6,441,000

Total Investment in CLO Fund Securities (7% of net asset value at fair value)				$35,264,540	$16,021,434

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value[2]
AAPC Holdings LLC.(13)(21)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(1,588,195)

HDNet Holdco LLC (13)(21)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	5,232

Total Derivatives (0% of net asset value at fair value)				$30,609	$(1,582,963)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$20,539,848
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	24%	36,191,108	36,191,108

Total Investment in Joint Ventures (26% of net asset value at fair value)				$61,105,966	$56,730,956

Total Investments[4]	$515,498,423	$472,864,445

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2021 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2021. As noted in the table above 71.4% (based on par) of debt securities contain floors which range between 1.00% and 1.50%.

[2]	Reflects the fair market value of all investments as of March 31, 2021 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $545 million. The aggregate gross unrealized appreciation is approximately $52 million, the aggregate gross unrealized depreciation is approximately $124 million, and the net unrealized depreciation is approximately $72 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

[7]	During the second quarter of 2020, the Company was notified that this CLO Fund security will cease making distributions to the Company.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 85.4% of the total assets at March 31, 2021.
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

[13]	Fair value of this investment was determined using significant unobservable inputs.
[14]	As of March 31, 2021, is investment is pledged to secure the Company’s debt obligations.
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

21	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received.

22	Information related to the Company’s derivatives is presented below as of March 31, 2021:
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(1,588,195)	$-	$(1,588,195)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$5,232

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2020

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC Consumer goods: Non-durable	(8)(14)(21)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/27	10/28/2020	$2,094,750	$1,837,151	$2,102,176

Advanced Lighting Technologies, Inc. Consumer goods: Durable	(5)(8)(13)	Junior Secured Loan — Second Lien Notes, 10.0% PIK, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 10/23	6/13/2012	1,464,432	951,271	3,075

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,422,152	2,422,152	2,425,301

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	1,735,880	1,735,880	1,738,137

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	-	-	1,353

AIS Holdco, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 8/25	10/28/2020	2,562,205	2,054,605	2,341,855

Allied Universal Holdco LLC Services: Business	(8)(14)(21)	Senior Secured Loan — Initial Term Loan 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/26	3/23/2020	5,156,518	4,229,619	5,142,312

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 10/26	12/9/2020	-	(19,849)	(20,000)

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 10/26	12/9/2020	5,000,000	4,900,755	4,900,000

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(21)	Senior Secured Loan — Revolving Loan 0.5% Cash, Due 10/26	12/9/2020	-	(19,972)	(20,000)

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 6/23	10/28/2020	-	0	(3,033)

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 6/24	10/28/2020	3,555,811	3,103,457	3,502,474

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 7.8% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 9/24	9/9/2019	3,592,120	3,495,363	3,486,871

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(21)	Senior Secured Loan — Revolving Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 9/24	9/9/2019	416,667	385,912	384,925

Ascensus Specialties LLC Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 4.9% Cash, 1 Month Libor (0.15%) + 4.75% , Due 9/26	10/28/2020	1,703,780	1,435,922	1,697,135

Athos Merger Sub LLC Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.15%) + 5.00% , Due 7/26	10/28/2020	1,329,088	1,142,784	1,312,474

BJ Services, LLC Energy: Oil & Gas	(8)(13)(14)	Senior Secured Loan — First Out Term Loan 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 1/23	10/28/2020	3,573,631	3,094,158	3,540,397

BMC Acquisition, Inc. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/24	1/2/2018	2,910,000	2,909,020	2,878,863

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 12/26	12/22/2020	-	(8,182)	(8,219)

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Unitranche 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 12/26	12/22/2020	2,178,082	2,134,719	2,134,521

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 1 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 6/23	6/26/2020	2,962,500	2,901,315	2,918,063

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 8.0% PIK, 6 month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 8/23	5/8/2020	1,629,516	1,454,610	1,394,866

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)	Senior Secured Loan — Revolver 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	403,134	333,931	367,420

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(20)	Senior Secured Loan — First Lien Last Out Term Loan, 10.0% PIK, Due 10/25	10/28/2020	7,989,577	6,378,529	6,825,496

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 5/23	6/6/2018	4,246,226	4,241,127	4,198,243

Chloe Ox Parent, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/24	10/28/2020	1,837,439	1,552,347	1,752,917

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B, 7.8% PIK, Due 1/22	10/28/2020	6,319,500	4,455,164	4,194,884

Coinamatic Canada Inc. Consumer goods: Durable	(3)(13)(14)	Junior Secured Loan — Initial Canadian Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	521,646	467,075	487,217

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last out DDTL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	932,983	927,022	932,983

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Term Loan 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	6,033,990	5,995,440	6,033,990

Colibri Group, LLC Services: Business	(8)(13)(14)(20)(21)	Senior Secured Loan — Last Out Second Amendment TL 9.1% Cash, 3 Month Libor (1.00%) + 8.05%; Libor Floor 1.00% , Due 5/25	3/31/2020	690,407	685,996	690,407

Convergeone Holdings Corp. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.15%) + 5.00% , Due 1/26	10/28/2020	2,168,026	1,740,712	2,054,204

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(14)	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 1/22	6/11/2020	1,265,625	1,248,537	1,251,577

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 3 Month Libor (1.00%) + 7.75%; Libor Floor 1.00% , Due 2/22	6/11/2020	3,083,490	3,086,814	2,988,519

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 11/26	11/23/2020	2,975,000	2,894,347	2,893,188

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 11/26	11/23/2020	-	(14,180)	(14,438)

Deliver Buyer, Inc. Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	7/1/2020	2,892,750	2,816,722	2,872,790

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B, 7.0% PIK, Due 5/25	5/29/2020	1,484,979	1,092,213	748,132

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	959,944	943,862	940,745

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(3)(13)	Senior Secured Loan — EUR Term Loan A, 5.0% PIK, Due 7/25	5/11/2020	324,350	285,676	268,222

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A, 5.0% PIK, Due 5/25	5/29/2020	1,467,506	1,074,740	1,063,942

DMT Solutions Global Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.2% Cash, 3 Month Libor (0.24%) + 7.00% , Due 7/24	10/28/2020	6,381,442	5,158,548	6,142,138

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — 2019 Delayed Draw Term Loan (First Lien) 2.0% Cash, Due 7/25	6/27/2019	-	(1,375)	(10,621)

Drilling Info Holdings, Inc. High Tech Industries	(8)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 7/25	6/27/2019	465,621	465,621	452,042

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.7% Cash, 1 Month Libor (0.15%) + 4.50% , Due 7/25	2/14/2020	992,500	988,340	947,838

Electronics for Imaging, Inc. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 7/26	10/28/2020	2,181,735	1,639,163	1,875,605

ELO Touch Solutions, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.6% Cash, 1 Month Libor (0.15%) + 6.50% , Due 12/25	10/28/2020	2,665,527	2,267,328	2,632,741

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Emtec, Inc. Services: Business	(8)(13)	Senior Secured Loan — First Lien Term Loan A 10.0% Cash, 1 Month Libor (1.50%) + 8.50%; Libor Floor 1.50% , Due 8/21	10/28/2020	2,395,175	2,138,552	2,377,690

Emtec, Inc. Services: Business	(5)(8)(13)	Senior Secured Loan — First Lien Term Loan B, 10.3% PIK, Due 8/21	10/28/2020	1,734,498	1,394,239	1,620,368

Energy Acquisition Lp Electronics	(14)	Senior Secured Loan — First Lien Term Loan 4.4% Cash, 1 Month Libor (0.15%) + 4.25% , Due 6/25	10/28/2020	4,887,218	3,940,620	4,752,820

Ensono, LP Telecommunications	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 9.4% Cash, 1 Month Libor (0.15%) + 9.25% , Due 6/26	12/18/2019	1,700,000	1,530,845	1,648,660

Evergreen North America Acquisition, LLC Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.0% Cash, 6 month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 6/22	6/21/2016	975,366	976,863	963,174

Firstlight Holdco Inc. Telecommunications	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.7% Cash, 1 Month Libor (0.15%) + 7.50% , Due 7/26	12/18/2019	400,000	362,000	383,000

Fusion Connect, Inc. Telecommunications	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 10.0% Cash, 6 month Libor (2.00%) + 8.00%; Libor Floor 2.00% , Due 7/25	10/28/2020	2,964,925	1,730,558	1,885,989

Geo Parent Corporation Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.4% Cash, 1 Month Libor (0.15%) + 5.25% , Due 12/25	10/28/2020	3,290,011	2,830,592	3,170,254

GI Revelation Acquisition LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 4/25	5/22/2020	3,902,444	3,490,451	3,629,663

GK Holdings, Inc. Services: Business	(5)(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 13.3% Cash, 3 Month Libor (1.00%) + 12.25%; Libor Floor 1.00% , Due 1/22	1/30/2015	1,500,000	1,495,464	839,100

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — Revolver 0.8% Cash, Due 2/23	10/28/2020	-	(0)	(42,857)

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 9.5% Cash, 3 Month Libor (1.25%) + 8.25%; Libor Floor 1.25% , Due 2/23	10/28/2020	6,412,500	4,110,863	3,851,348

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Global Tel*Link Corporation Telecommunications	(8)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,481,015	1,062,000

Gruden Acquisition, Inc. Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 8/22	10/28/2020	2,414,315	2,071,047	2,404,658

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (1.50%) + 9.00%; Libor Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	2,418,498

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,191,667	199,209

Hayward Industries, Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.15%) + 8.25%; Libor Floor 0.00% , Due 8/25	12/18/2019	2,159,333	1,893,917	2,107,077

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — Revolver 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	669,722	561,785	632,486

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	6,596,764	5,533,583	6,229,984

Helix Acquisition Holdings, Inc. Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.3% Cash, 3 Month Libor (0.25%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,219,188	1,326,500

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,576,633	1,270,880

Holley Purchaser, Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.21%) + 5.00% , Due 10/25	10/28/2020	6,487,528	5,528,001	6,339,547

Idera, Inc. High Tech Industries	(8)(13)(14)(21)	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 6 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 6/27	6/27/2019	7,500,000	7,408,450	7,344,000

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,850,000	1,841,858	1,850,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,961,372	1,952,741	1,961,373

Institutional Shareholder Services Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — First Lien Term Loan 4.8% Cash, 3 Month Libor (0.25%) + 4.50% , Due 3/26	10/28/2020	4,769,657	4,022,186	4,751,771

Intermedia Holdings, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan A 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 7/25	10/28/2020	2,695,439	2,349,230	2,693,336

Janus International Group, LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 2/25	10/28/2020	2,193,340	1,889,233	2,152,544

Keeco, LLC Consumer goods: Durable	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 0.5% PIK, 1 Month Libor (1.75%) + 7.75%; Libor Floor 1.75% , Due 3/24	10/28/2020	5,627,336	4,717,415	5,571,062

Lifescan Global Corporation Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan A 6.2% Cash, 3 Month Libor (0.24%) + 6.00% , Due 10/24	10/28/2020	3,233,554	2,674,220	3,089,063

Location Services Holdings, LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 5/21	11/7/2019	2,291,667	2,270,203	2,197,917

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — Revolver 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	343,473	300,180	326,729

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	7,134,945	6,235,604	6,903,059

Mag Ds Corp. Aerospace and Defense	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 4/27	10/28/2020	3,990,000	3,327,258	3,803,268

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 11/23	10/28/2020	8,532,796	7,439,057	8,453,441

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 11/22	10/28/2020	-	(0)	(5,441)

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 7.3% Cash, 1 Month Libor (1.50%) + 5.75%; Libor Floor 1.50% , Due 8/24	10/28/2020	49,147	42,989	49,024

McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — Revolver 0.5% Cash, Due 8/24	10/28/2020	-	(5,507)	(125)

McNally Industries, LLC Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.50%) + 5.75%; Libor Floor 1.50% , Due 8/24	10/28/2020	6,770,625	5,922,332	6,753,698

Ministry Brands, LLC Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,555,131	5,722,800

Mother's Market & Kitchen, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 3 Month Libor (1.25%) + 5.50%; Libor Floor 1.25% , Due 7/23	10/28/2020	6,954,470	6,070,606	6,841,807

MountainTop Financial, LLC Transportation: Cargo	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 3/24	10/28/2020	6,379,954	5,584,923	6,353,158

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 6/22	12/31/2020	-	7,339	7,353

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 1/26	12/31/2020	7,058,824	6,970,629	6,970,588

Nasco Healthcare Inc. Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 6/21	5/22/2020	4,509,119	4,220,080	4,285,015

Navex Topco, Inc. Electronics	(8)(13)(14)(18)(21)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.2% Cash, 1 Month Libor (0.15%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,222,712	7,488,250

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	461,859	401,461	455,532

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	411,227	321,598	401,837

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	5,050,283	4,389,994	4,981,094

Novetta Solutions, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 10/22	10/28/2020	1,943,730	1,677,869	1,939,678

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Incremental First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	1,539,869	1,339,929	1,527,242

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	2,548,122	2,211,950	2,527,227

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	745,098	648,353	738,988

Phoenix Guarantor Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.3% Cash, 1 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,100,239	1,179,480

Pinstripe Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 month Libor (0.27%) + 6.00% , Due 1/25	1/17/2019	4,912,500	4,845,938	4,620,206

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 12/25	2/20/2020	-	(2,326)	(4,091)

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	3,870,000	3,837,015	3,840,975

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Delayed Draw Term Loan 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/25	2/20/2020	540,000	535,398	535,950

PSC Industrial Holdings Corp. Environmental Industries	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,962,901	2,622,495

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/24	8/10/2018	2,815,200	2,806,740	2,502,994

Q Holding Company (fka Lex Precision Corp) Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 12/23	10/28/2020	2,379,005	1,917,038	2,234,599

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Qualtek USA, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 7/25	10/28/2020	5,660,358	4,507,974	5,358,491

RA Outdoors, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/24	10/28/2020	7,206,556	6,272,077	7,139,535

Radiology Partners, Inc Healthcare & Pharmaceuticals	(8)(14)(21)	Senior Secured Loan — Term B Loan (First Lien) 5.3% Cash, 12 Month Libor (1.04%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,845,451	6,900,845

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/25	6/27/2019	6,877,500	6,801,385	6,351,371

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)	Senior Secured Loan — Initial Term Loan 6.0% Cash, Due 7/21	7/29/2015	1,015,351	247,543	225,306

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/23	10/28/2020	-	(0)	(1,988)

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 9/23	10/28/2020	7,457,779	6,506,876	7,430,185

Riverside Fund V, L.P. Banking, Finance, Insurance & Real Estate	(13)(21)	Senior Secured Loan — Term Loan 9.5% Cash, Due 3/21	10/28/2020	2,500,000	2,475,000	2,475,000

Robertshaw US Holding Corp. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,980,618	2,393,100

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/21	3/26/2014	8,201,777	8,199,552	7,894,210

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 2/26	12/18/2019	700,000	624,061	616,875

San Vicente Capital LLC Telecommunications	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (1.50%) + 8.00%; Libor Floor 1.50% , Due 6/25	6/10/2020	3,000,000	2,960,051	3,003,900

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
SCSG EA Acquisition Company, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 3 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 9/24	8/18/2017	6,000,000	5,968,089	5,761,200

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 2.4% PIK, 1 Month Libor (1.25%) + 8.65%; Libor Floor 1.25% , Due 9/23	10/28/2020	6,299,241	5,355,206	6,124,122

Smartronix, Inc, Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50% , Due 12/25	5/1/2020	4,962,406	4,742,756	4,815,519

Sundance Holdings Group, LLC Retail	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.2% Cash, 2.0% PIK, 3 Month Libor (1.00%) + 6.23%; Libor Floor 1.00% , Due 5/24	10/28/2020	6,768,583	5,790,208	6,597,338

Surgical Specialties Corporation (Us), Inc. Healthcare & Pharmaceuticals	(3)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.2% Cash, 1 Month Libor (0.15%) + 5.00% , Due 5/25	10/28/2020	4,341,432	3,483,355	3,963,727

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 5/25	6/27/2019	4,925,000	4,860,904	4,910,717

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.000% - 02/2022 - TankConvert 0.0% Cash, 10.0% PIK, Due 2/22	2/15/2019	481,051	416,170	207,766

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 8/24	8/24/2017	12,508,000	12,415,194	10,860,696

The Cook & Boardman Group, LLC Construction & Building	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 10/25	10/28/2020	1,635,880	1,377,740	1,564,311

The Edelman Financial Center, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month Libor (0.11%) + 6.75% , Due 7/26	12/18/2019	300,000	272,637	302,250

Theragenics Corp Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 5/24	10/28/2020	8,212,500	7,015,358	7,971,052

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	5,631,157	5,612,790	5,490,378

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 7.0% Cash, 6 month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	742,874	741,666	724,255

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Triangle Home Fashions LLC Consumer goods: Durable	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.7% Cash, 1 Month Libor (1.00%) + 6.72%; Libor Floor 1.00% , Due 3/23	10/28/2020	10,500,000	9,222,836	10,447,500

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 12 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/23	9/30/2016	967,172	966,030	838,248

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 Month Libor (1.00%) + 13.00%; Libor Floor 1.00% , Due 12/20	12/24/2012	1,000,000	999,999	1,000,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note, 1.7% PIK, Due 1/25	1/24/2020	71,626	71,626	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month Libor (0.15%) + 7.25% , Due 3/26	12/18/2019	400,000	354,613	380,334

Vero Parent, Inc. Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (0.23%) + 6.25% , Due 8/24	10/28/2020	2,790,055	2,417,526	2,789,009

Wash MultiFamily Acquisition Inc. Consumer goods: Durable	(8)(13)(14)	Junior Secured Loan — Initial US Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 5/23	12/18/2019	2,978,354	2,666,444	2,781,783

WireCo WorldGroup Inc. Capital Equipment	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 9/24	8/9/2016	3,000,000	2,978,909	2,458,500

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 11/24	11/18/2019	2,700,000	2,658,914	2,612,250

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,485,385	3,291,400

Total Investment in Debt Securities (187% of net asset value at fair value)				$437,751,485	$392,932,411	$404,860,855

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
4L Technologies Inc.(8)(13)(19) Healthcare & Pharmaceuticals	Class A Preferred Units	5/29/2020	321	29,277	29,275

AAPC Holdings LLC.(8)(13)(21)(22) Healthcare & Pharmaceuticals	Class A Preferred Units; 18% PIK; No maturity	6/27/2019	5,500,000	5,500,000	5,500,000

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Warrant	6/13/2012	354	—	—

Advanced Lighting Technologies, Inc.(8)(13)(19) Consumer goods: Durable	Membership Interests	6/13/2012	18,520	182,000	—

Advantage Capital Holdings LLC(8)(13)(19)(22) Banking, Finance, Insurance & Real Estate	Class A Membership Units	2/14/2020	628	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class A, 9/29 maturity	9/9/2019	221	43,887	17,315

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Class B, 9/29 maturity	9/9/2019	39	—	—

Anthem Sports & Entertainment Inc. (8)(13)(19)(21) Media: Broadcasting & Subscription	Warrant Common Stock, 9/29 maturity	9/9/2019	721	—	—

ATP Oil & Gas Corporation(8)(12)(19) Energy: Oil & Gas	Limited Term Royalty Interest	12/18/2019	2,271,449	2,271,449	2,006,598

Carestream Health Inc. (8)(13)(19) Healthcare & Pharmaceuticals	Warrants	3/13/2019	—	—	—

Centric Brands Inc. (8)(13)(19) Machinery (Non-Agrclt/Constr/Electr)	Common	10/28/2020	36,342	—	34,525

eInstruction Acquisition, LLC(8)(13)(19) Services: Business	Membership Units	7/2/2007	1,076	1,079,617	1,000

EJF Investments Ltd.(3)(19) Services: Business	Preferred Equity, 0%; 6/25 maturity	6/17/2020	1,366,900	1,256,485	1,407,907

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
Emtec, Inc.(8)(13)(19) Services: Business	Preferred Equity	10/28/2020	319,357	—	—

Oneida Group, Inc.(8)(13)(19) Consumer goods: Durable	Common	10/28/2020	1,085,565	345,834	347,381

Faraday Holdings LLC.(8)(13)(19) Consumer goods: Durable	Class D Shares	10/28/2020	2,752	548,377	865,493

FP WRCA Coinvestment Fund VII, Ltd.(3)(13)(19) Capital Equipment	Class A Shares	2/2/2007	1,500,000	1,500,000	480,300

Fusion Connect, Inc. (8)(13)(19) Telecommunications	Common	10/28/2020	121,871	865,854	1,039,560

GIG Rooster Holdings I, LLC (8)(13)(18)(19) Energy: Oil & Gas	Common	10/28/2020	99	—	123,354

New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(13)(19) Healthcare & Pharmaceuticals	Common	10/7/2014	29,699	1,953,300	1,000

Ohene Holdings B.V.(3)(13)(19) Services: Business	Warrants	3/31/2019	4	—	—

Prosper Marketplace (6)(13)(19) Consumer goods: Durable	Class B Preferred Units	10/28/2020	912,865	278,865	365,146

Roscoe Investors, LLC(8)(13)(19) Healthcare & Pharmaceuticals	Class A Units	3/26/2014	10,000	1,000,000	454,000

Tank Partners Equipment Holdings, LLC(8)(9)(13)(16)(19) Energy: Oil & Gas	Class A Units	8/28/2014	49,000	6,228,000	—

TRSO II, Inc.(8)(13)(19) Energy: Oil & Gas	Common Stock	12/24/2012	1,228	420,289	—

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class A Units	10/28/2020	185,847	981,365	1,144,818

Valterra Products Holdings, LLC(8)(13)(19) Consumer goods: Durable	Class B Units	10/28/2020	20,650	109,040	127,205

Total Investment in Equity Securities (6% of net asset value at fair value)			$13,435,508	$24,593,639	$13,944,876

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(13)(21)	Subordinated Securities, effective interest 10.7%, 1/28 maturity	6/4/2013	23.3%	6,219,310	2,611,423
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 2.4%, 4/30 maturity	5/6/2014	22.2%	9,998,258	3,835,632
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 21.2%, 11/28 maturity	10/10/2013	6.8%	1,272,501	1,322,100
Catamaran CLO 2014-2 Ltd.(3)(13)(21)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(6)(13)(21)	Subordinated Securities, effective interest 9.0%, 4/27 maturity	5/5/2015	9.9%	4,141,981	1,609,400
Catamaran CLO 2016-1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.0%, 1/29 maturity	12/21/2016	24.9%	8,872,484	3,549,000
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 10.0%, 10/31 maturity	9/27/2018	24.8%	9,157,681	6,655,000

Total Investment in CLO Fund Securities (9% of net asset value at fair value)				$45,727,813	$19,582,555

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value[2]
AAPC Holdings LLC.(13)(21)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(1,120,695)

HDNet Holdco LLC (13)(21)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	12,077

Total Derivatives (0% of net asset value at fair value)				$30,609	$(1,108,618)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$24,914,858	$19,748,808
BCP Great Lakes Holdings LP(10)(17)(18) Limited Partnership	Joint Venture	12/11/2018	27%	30,017,600	29,600,355

Total Investment in Joint Ventures (23% of net asset value at fair value)				$54,932,458	$49,349,163

Total Investments[4]				$536,008,160	$486,628,831

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

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Three Months Ended March 31,
	2021[4]	2020[4]
Per Share Data:
Net asset value, at beginning of period	$2.88	$3.40
Net investment income[1]	0.11	0.06
Net realized gains (losses) from investments[1]	(0.07)	(0.02)
Realized (losses) gains from extinguishment of debt[1]	(0.02)	0.0
Net change in unrealized (depreciation) appreciation on investments[1]	0.09	(0.69)
Net (decrease) increase in net assets resulting from operations	0.11	(0.65)
Net decrease in net assets resulting from distributions	(0.06)	(0.06)
Net asset value, end of period	$2.92	$2.69
Total net asset value return[2]	3.7%	(19.2)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$1.91	$2.12
Per share market value at end of period	$2.16	$0.94
Total market return[3]	16.2%	(52.8)%
Shares outstanding at end of period	75,195,141	44,725,872
Net assets at end of period	$219,855,108	$120,369,612
Portfolio turnover rate[5]	16.8%	8.5%
Asset coverage ratio	170%	188%
Ratio of net investment income to average net assets (annualized)	15.1%	8.1%
Ratio of total expenses to average net assets (annualized)6	18.5%	14.6%
Ratio of interest expense to average net assets (annualized)	6.2%	6.9%
Ratio of non-interest expenses to average net assets (annualized)6	12.3%	7.7%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[6]

Incentive fees earned during the quarter ended March 31, 2021, were approximately $2.1 million, none of which were waived. For the three months ended March 31, 2020, incentive fees earned were approximately $102 thousand, all of which were waived pursuant to the Externalization Agreement. Excluding the waiver, for the three months ended March 31, 2020, ratio of total expenses to average net assets (annualized) was 14.9% and the ratio of non-interest expenses to average net assets (annualized) was 8.0%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2021, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction the Company’s common stock is trading at a price below 75% of its net asset value, the Company will initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. The Board approved a stock repurchase program in March 2020.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2021, the Company provided approximately $58.4 million to portfolio companies. Approximately $25.0 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2021, the Company held loans it has made to 103 investee companies with aggregate principal amounts of approximately $412.3 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months ended March 31, 2021 and 2020, the Company did not recognize any fee income from such or similar activities.

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

The Company utilizes independent valuation firms to provide third party valuation consulting services. Each quarter the independent valuation firm performs valuations of the Company’s investments in material illiquid securities such that they are independently valued at least once during a trailing 12-month period. These third-party valuation estimates are considered as one of the relevant data points in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Asset Manager Affiliates. The Company sold substantially all of its investment in the Asset Manager Affiliates on December 31, 2018. Previously, the Company’s investments in its wholly-owned Asset Manager Affiliates, were carried at fair value, which was primarily determined utilizing the discounted cash flow approach, which incorporated different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation took into consideration an analysis of comparable asset management companies and the amount of assets under management. Any change in value from period to period was recognized as net change in unrealized appreciation or depreciation. The Company continues to own certain Asset Manager Affiliates legal entities which the Company values at zero. Until such entities are disposed, the Company continues to carry the cost of the Asset Manager Affiliates on the Consolidated Schedule of Investments.

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

Cash and Cash Equivalents. Cash and cash equivalents include short-term, highly liquid investments, readily convertible to know amounts cash, with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. The company records cash and cash equivalents at amortized cost, which approximates fair value.

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

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2021, seven of our debt investments were on non-accrual status.

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

Expenses. Prior to April 1, 2019, the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses included employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Since April 1, 2019, the Company has been externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 5 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.” Through December 31, 2018, the Company and the Asset Manager Affiliates shared office space and certain other operating expenses. The Company entered into an overhead allocation agreement with the Asset Manager Affiliates (“Overhead Allocation Agreement”) which provided for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources. Until its termination in the fourth quarter of 2019, the Company continued to bear the costs associated with the office lease entered into by the Company prior to the Closing.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) increase in net assets resulting from operations	$8,037,115	$(29,052,933)
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	75,174,533	44,823,193
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$0.11	$(0.65)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$0.11	$(0.65)

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2021 and December 31, 2020:

	March 31, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	302,205,721	322,362,553	68	304,539,184	328,845,612	68
Junior Secured Loan	74,733,439	64,639,644	14	87,977,057	75,807,477	16
Senior Unsecured Bond	416,170	41,792	0	416,170	207,766	0
CLO Fund Securities	35,264,540	16,021,434	3	45,727,813	19,582,555	4
Equity Securities	23,950,747	14,651,029	3	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	61,105,966	56,730,956	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,582,963)	—	30,609	(1,108,618)	—
Total	$515,498,423	$472,864,445	100%	$536,008,160	$486,628,831	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,344,661	$11,271,373	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,920,081	11,712,281	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	27,025,581	26,439,023	6	30,074,875	31,121,723	6
Beverage, Food and Tobacco	9,188,383	9,322,475	2	9,196,359	9,100,107	2
Capital Equipment	12,156,541	10,592,526	2	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	6,639,770	7,268,734	2	6,608,887	7,230,131	1
CLO Fund Securities	35,264,540	16,021,434	3	45,727,813	19,582,555	4
Construction & Building	8,532,700	9,515,138	2	9,802,754	10,946,643	2
Consumer goods: Durable	23,767,112	26,690,292	6	32,435,115	34,858,844	7
Consumer goods: Non-durable	1,842,084	2,101,253	0	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,800,141	2,569,320	1	2,806,740	2,502,994	1
Electronics	23,399,603	25,721,043	5	28,389,620	31,564,533	6
Energy: Oil & Gas	12,238,205	5,622,264	1	13,501,691	6,878,115	1
Environmental Industries	3,925,360	3,626,816	1	3,939,764	3,585,669	1
Forest Products & Paper	1,578,115	1,294,720	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	13,987,772	13,785,811	3	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	82,430,475	76,982,364	16	83,481,401	78,823,040	16
High Tech Industries	31,121,938	32,974,544	7	32,949,892	35,052,389	7
Joint Ventures	61,105,966	56,730,956	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	6,847,776	7,679,248	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	2,846,137	3,270,481	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,745,481	4,710,306	1	3,955,772	3,901,188	1
Media: Diversified & Production	2,585,014	2,628,413	1	2,658,914	2,612,250	1
Metals & Mining	1,228,584	1,324,169	0	1,219,188	1,326,500	0
Retail	5,817,066	6,661,808	1	5,790,208	6,597,338	1
Services: Business	62,849,142	65,364,186	14	58,027,464	60,119,401	12
Services: Consumer	4,173,235	4,162,275	1	4,241,127	4,198,243	1
Telecommunications	7,197,248	7,082,621	1	8,930,322	9,023,109	2
Textiles and Leather	12,421,470	10,992,030	2	12,415,194	10,860,696	2
Transportation: Cargo	7,727,090	8,746,541	2	7,655,970	8,757,804	2
Total	$515,498,498	$472,864,445	100%	$536,008,160	$486,628,831	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At March 31, 2021 and December 31, 2020, the total amount of non-qualifying assets was approximately 13.4% and 13.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 9.5% and 8.2%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.7% and 3.3% of its total assets on such dates, respectively.

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

In January 2021, the Company sold $10.1 million notional amount of the subordinated notes of Catamaran 2016-1 for $3.3 million

As a result of the economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Funds. The estimated timing and amount of future distributions if any, from these CLO Fund Securities is uncertain. Three of the CLO Funds noted above resumed making cash distributions on the Company’s investment during the fourth quarter of 2020.

Affiliate Investments:

The following table details investments in affiliates at March 31, 2021 (unaudited):

	Industry Classification	Fair Value of December 31, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of March 31, 2021	Principal / Shares at March 31, 2021	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	207,766	—		—	(165,974)	—	41,792	699,199	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	19,748,808	—	—	—	791,040	—	20,539,848	24,720,000	—	1,225,859
Total controlled affiliates		19,956,574	—	—	—	625,066	—	20,581,640		—	1,225,859

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	29,600,355	6,173,508	—	—	417,245	—	36,191,108	36,191,108	—	813,408
Navex Topco, Inc.(3)(4)(7)	Electronics	7,488,250	—	20,732	—	(6,256)	—	7,502,726	7,700,000	137,297	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,291,400	—	694	—	127,756	—	3,419,850	3,500,000	74,375	—
GIG Rooster Holdings I, LLC (2)	Energy: Oil & Gas	123,354		—	—	(207,405)	108,900	24,849	99	—	—
Total Non-controlled affiliates		40,503,359	6,173,508	21,426	—	331,340	108,900	47,138,533		211,672	813,408

Total Affiliated Investments		$60,459,933	$6,173,508	$21,426	$—	$956,406	$108,900	$67,720,173		$211,673	$2,039,267

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]

Underlying assets of investment were liquidated in December 2020, the fair value of investment is based on future cash flow payments expected to be received. Fair value of this investment was determined using significant unobservable inputs.

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

[8]	Number of shares held.
9	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

The following table details investments in affiliates at December 31, 2020:

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2020	Principal at December 31, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(195,850)	—	207,766	699,199	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(1,559,091)	0	19,748,808	24,720,000	—	4,262,781
Total controlled affiliates		21,711,515	—	—	—	(1,754,941)	—	19,956,574		—	4,262,781

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780,068	6,337,919	—	—	(517,632)	—	29,600,355	30,077,688	—	2,648,637
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(356,296)	480,782	(2,611,423)	(2,538,599)	—	—	11,720,000	480,782	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(579,607)	582,206	(3,835,632)	(2,546,548)	—	—	15,160,600	582,206	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,131,933)	—	—	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(232,157)	285,634	(1,609,400)	(958,207)	—	—	4,952,000	285,634	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(1,084,589)	703,769	(3,549,000)	(2,465,197)	—	—	10,140,000	703,769	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(1,552,728)	1,116,320	(6,655,000)	(1,439,343)	—	—	10,000,000	1,116,320	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	83,487	—	(231,327)	—	7,488,250	7,700,000	575,477	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	2,808	—	(17,500)	—	3,291,400	3,500,000	310,292	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	(2,706,977)	—	—	—	284,696	—	—	—	—
GIG Rooster Holdings I, LLC (10)	Energy: Oil & Gas	—	(200,156)	—	—	123,354	200,156	123,354	99	—	—
Total Non-controlled affiliates		67,128,578	(434,817)	3,308,133	(18,260,455)	(11,722,931)	484,852	40,503,359		4,107,606	2,648,637

Total Affiliated Investments		$88,840,092	$(434,817)	$3,308,133	$(18,260,455)	$(13,477,872)	$484,852	$60,459,933		$4,107,607	$6,911,418

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investment in Joint Ventures:

For the three months ended March 31, 2021 and 2020, the Company recognized $2.0 million and $1.6 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $56.7 million and $49.3 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
Investment at fair value	$32,800,691	$31,404,100
Total Assets	$32,800,691	$31,404,100
Total Liabilities	$182,389	$167,389
Total Equity	32,618,302	31,236,711
Total Liabilities and Equity	$32,800,691	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income	$1,534,839	$1,217,413
Operating expenses	16,155	20,000
Net investment income	1,518,684	1,197,413
Unrealized appreciation on investments	1,766,005	(11,199,316)
Net income	$3,284,689	$(10,001,903)

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$38,616,799	$32,800,691
Total Investments			$38,616,799	$32,800,691

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2021 and December 31, 2020 was $36.2 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2021 and December 31, 2020, the Company has a $13.8 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2021 (unaudited) and December 31, 2020, respectively:

	As of March 31, 2021
			(Unaudited)
	Level I	Level II	Level III	NAV	Total
Debt securities	—	79,728,150	307,315,839	—	387,043,989
CLO Fund securities	—	—	16,021,434	—	16,021,434
Equity securities	1,406,376	—	13,244,653	—	14,651,029
Joint Ventures	—	—	20,539,848	36,191,108	56,730,956
Derivatives	—	—	(1,582,963)	—	(1,582,963)
Total	$1,406,376	$79,728,150	$355,538,811	$36,191,108	$472,864,444

	As of December 31, 2020
	Level I	Level II	Level III	NAV	Total
Debt securities	—	70,615,841	334,245,014	—	404,860,855
CLO Fund securities	—	—	19,582,555	—	19,582,555
Equity securities	1,407,907	—	12,536,969	—	13,944,876
Joint Ventures	—	—	19,748,808	29,600,355	49,349,163
Derivatives	—	—	(1,108,618)	—	(1,108,618)
Total	$1,407,907	$70,615,841	$385,004,728	$29,600,355	$486,628,831

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values. For those that have observable trades, the Company considers them to be Level II.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2021 and December 31, 2020 was $29.6 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Three Months Ended March 31, 2021
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245,014	$19,582,555	$12,536,969	$—	$19,748,808	$(1,108,618)	$385,004,728
Transfers out of Level III¹	(14,475,066)	—	—	—	—	—	(14,475,066)
Transfers into Level III²	7,493,120	—	—	—	—	—	7,493,120
Net accretion	4,737,275	617,256	—	—	—	—	5,354,531
Purchases	30,243,992	—	—	—	—	—	30,243,992
Sales/Paydowns/Return of Capital	(54,152,294)	(5,757,044)	(569,791)	—	—	(440,000)	(60,919,130)
Total realized gain (loss) included in earnings	1,272,312	(5,323,484)	(73,100)	—	—	440,000	(3,684,272)
Change in unrealized gain (loss) included in earnings	(2,048,514)	6,902,151	1,350,576	—	791,040	(474,345)	6,520,907
Balance, March 31, 2021	$307,315,839	$16,021,434	$13,244,653	$—	$20,539,848	$(1,582,962)	$355,538,811
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$4,528,168	$6,902,151	$1,350,576	$—	$791,040	$(474,345)	$13,097,590

[1]

Transfers out of Level III represent a transfer of $14.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2021.

[2]

Transfers into Level III represent a transfer of $7.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2021.

	Year Ended December 31, 2020
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,382,726	$31,968,202	$9,864,419	$—	$21,307,899	$(33,437)	$211,489,810
Transfers out of Level III¹	(5,522,415)	—	—	—	—	—	(5,522,415)
Transfers into Level III²	5,292,441	—	—	—	—	—	5,292,441
Net accretion	7,414,985	3,541,296	—	—	—	—	10,956,281
Purchases	297,330,176	—	3,529,804	—	—	—	300,859,980
Sales/Paydowns/Return of Capital	(100,652,817)	(4,432,200)	(1,515,936)	—	—	(976,968)	(107,577,921)
Total realized gain (loss) included in earnings	7,928,224	—	(989,131)	—	—	976,968	7,916,061
Change in unrealized gain (loss) included in earnings	(25,928,306)	(11,494,743)	1,647,812	—	(1,559,091)	(1,075,182)	(38,409,510)
Balance, March 31, 2021	$334,245,014	$19,582,555	$12,536,969	$—	$19,748,808	$(1,108,618)	$385,004,728
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,416,722)	$(11,494,743)	$1,647,812	$—	$(1,559,091)	$(1,075,182)	$(19,897,926)

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

As of March 31, 2021 and December 31, 2020, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $79.7 million and $70.6 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$7,787,157	Enterprise Value	Average EBITDA Multiple	4.8x-7.0x (5.5x)
Debt Securities			Recovery Rate Multiple	0.0x-1.0x (0.7x)
	299,528,682	Income Approach	Implied Discount Rate	5.0%-25.1% (9.4%)
	$7,744,653	Enterprise Value	Average EBITDA Multiple / WACC	1.0x-9.0x (5.9x)
			Recovery Rate Multiple	0.0x-12.5x (0.6x)
Equity Securities	5,500,000	Income Approach	Implied Discount Rate	18.3%-18.8% (18.6%)
			Discount Rate	12.5%-14.0% (11.1%)
			Probability of Default	1.5%-3.0% (1.8%)
CLO Fund Securities	16,021,434	Discounted Cash Flow	Loss Severity	20.5%-30.5% (36.1%)
			Recovery Rate	69.5%-79.5% (63.9%)
			Prepayment Rate	0.0%-25.0% (10.7%)
			Discount Rate	14.0%-15.0% (14.5%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	20,539,848	Discounted Cash Flow	Loss Severity	21.5%-31.5% (26.5%)
			Recovery Rate	68.5%-78.5% (73.5%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(1,582,963)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$355,538,811

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

The following table details derivative investments at March 31, 2021 and December 31, 2020:

	March 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$5,232	$—	$(25,377)
Securities Swap and Option Agreement	5,500,000	(1,588,195)	—	(1,588,195)
Total	$5,507,656	$(1,582,963)	$—	$(1,613,572)
(1) Net amount included in the derivative caption on the consolidated balance sheets
	December 31, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$12,077	$—	$(18,532)
Securities Swap and Option Agreement	5,500,000	(1,120,695)	—	(1,120,695)
Total	$5,507,656	$(1,108,618)	$—	$(1,139,227)
(1) Net amount included in the derivative caption on the consolidated balance sheets

5.	RELATED PARTY TRANSACTIONS

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

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

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

The Board, including a majority of independent directors oversee and monitor the Company’s investment performance and, annually review the compensation we pay to the Adviser.

Management fees for the three months ended March 31, 2021 and 2020, were approximately $1.8 million and $1.0 million, respectively. Incentive fees earned during the three months ended March 31, 2021 and 2020, were approximately $2.1 million and $102 thousand, respectively, $0 and $102 thousand, respectively, of which were waived pursuant to the Externalization Agreement.

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

The Company incurred $0.6 million and $0.5 million of Administrative services expense for the three months ended March 31, 2021 and 2020.

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

6.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	March 31, 2021	December 31, 2020

6.125% Notes Due 2022 (net of offering costs of: 2021-$0; 2020 - $1,058,351)	$76,725,975	$75,667,624
2018-2 Secured Notes (net of discount of: 2021-$1,535,573; 2020 - $2,444,512)	162,327,125	249,418,186
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021-$1,006,335; 2020 - $1,097,815)	68,064,563	48,223,083
	$307,117,663	$373,308,893

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2021 were 3.4% and 5.6 years, respectively, and as of December 31, 2020 were 3.0% and 6.7 years, respectively.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act related to borrowing and dividends. At March 31, 2021, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2021 and 2020, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which were being amortized over the expected term of the facility on an effective yield method. In connection with the anticipated refinancing of the 6.125% Notes Due 2022 during the second quarter of 2021, the Company wrote off approximately $1.0 million of unamortized debt offering costs which are reflected in Realized Losses on Extinguishment of Debt on the Consolidated Statement of Operations. As of December 31, 2020 there was approximately $1.1 million of unamortized debt offering costs included on the consolidated balance sheets as a reduction in the related debt liability.

During the quarter ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $0 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.5 million and $78.1 million at March 31, 2021 and December 31, 2020. The fair value was determined based on the closing price on March 31, 2021 and December 31, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level II under the ASC 820 Fair Value.

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

At March 31, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC debt outstanding was approximately $69.1 million at March 31, 2021.

For the three months ended March 31, 2021 and 2020 interest and fees expense related to the Revolving Credit Facility was approximately $1.7 million and $0.9, respectively.

2018-2 Secured Notes

March 31, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,543,115	90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,327,125	$163,862,698
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

During the first quarter of 2021, the Company redeemed approximately $88 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of March 31, 2021 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of March 31, 2021. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of March 31, 2021, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
March 31, 2021(7)	309,660	1,699	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(7)

As of March 31, 2021, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 6.125% Notes Due 2022 of $76,726, Revolving Credit Facilities of $69,071 and 2018-2 Secured Notes of $163,863.

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

The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$8,037,115	$(29,052,933)
Net change in unrealized depreciation (appreciation) from investments	(6,745,349)	30,924,682
Net realized losses	6,920,751	894,041
Book/tax differences on CLO equity investments	839,059	563,835
Book/tax differences related to mergers	(4,899,142)	(520,497)
Other book/tax differences	(514,483)	511,693
Taxable income before deductions for distributions	$3,637,951	$3,320,821
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.05	$0.07
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.05	$0.07

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2021 and 2020, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2021, the Company had a net capital loss carryforward of $348.7 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.  A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ended March 31, 2021, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of March 31, 2021 and December 31, 2020, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, approximately $23.2 million of deferred tax assets (primarily due to net operating loss and capital loss carryovers) and no deferred tax liabilities.  The Company has assessed the realizability of the deferred tax assets and recorded a full valuation allowance as of March 31, 2021. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2021 and December 31, 2020, the Company had $25.0 million and $32.9 million outstanding unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2021 and December 31, 2020, the Company had a $13.8 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

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

9.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$751,642	$638,459,548	$(422,947,327)	$216,263,863
Net investment income	—	—	8,212,517	8,212,517
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,920,751)	(6,920,751)
Net change in unrealized appreciation on investments	—	—	6,745,349	6,745,349
Distributions to Stockholders	—	—	(4,509,854)	(4,509,854)
Reinvested Dividends	309	63,675	—	63,984
Balance at March 31, 2021	$751,951	$638,523,223	$(419,420,066)	$219,855,108

	Three Months Ended March 31, 2020
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$448,297	$451,353,379	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	177	36,907	—	37,084
Stock-repurchase	(1,215)	(122,114)	—	(123,330)
Balance at March 31, 2020	$447,259	$451,268,171	$(331,345,818)	$120,369,612

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2021, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

There were no share repurchases during the first quarter of 2021. During the three months ended March 31, 2020, the Company repurchased 121,548 of shares under the Stock Repurchase Program at an aggregate cost of approximately $123 thousand.

During the three months ended March 31, 2021 and 2020, the Company issued 30,911 and 17,744 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2021 and December 31, 2020 was 75,195,141 and 75,164,230, respectively.

10.	EQUITY COMPENSATION PLANS

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2019, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2021, the Company had no remaining compensation costs related to unvested stock based awards.

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

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full-time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. No expense was recognized during the three months ended March 31, 2020 related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan.

On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized during the three months ended March 31, 2020.

12.	ACQUISITION OF OHA INVESTMENT CORPORATION AND GARRISON CAPITAL INC.

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

GARS acquisition

On October 28, 2020, the Company completed the GARS Acquisition, pursuant to the terms and conditions of the GARS Merger Agreement. To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the GARS Merger Agreement, each share of GARS Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

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

Common stock issued by the Company (1)	$38,764,706
Cash consideration to GARS shareholders	24,100,000
Transaction costs (excluding offering costs $432,339)	1,167,661
Total purchase consideration	64,032,367
Assets acquired:
Investments, at fair value (amortized cost of $277,380,492)	317,802,548
Cash	35,360,820
Interest receivable	1,871,232
Other assets	2,087,550
Total assets acquired	357,122,150
Liabilities assumed:
Debt	251,213,342
Other liabilities	1,454,384
Total liabilities assumed	252,667,726
Net assets acquired	104,454,424
Total purchase discount	$(40,422,057)
(1)	Based on the market price at closing of $1.26 as of October 28, 2020 and the 30,765,640 shares of common stock issued by the Company in conjunction with the merger.

13.	SUBSEQUENT EVENTS

Notes Offering

On April 27, 2021, the Company priced an offering of $80,000,000 in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The private offering closed on April 30, 2021. The 4.875% Notes due 2026 have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company intends to use the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

On April 30, 2021, the Company and U.S. Bank National Association (the “Trustee”) entered into a Supplemental Indenture (the “Third Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Third Supplemental Indenture, the “Indenture”). The Third Supplemental Indenture relates to the Company’s issuance of the 4.875% Notes due 2026.

The 4.875% Notes due 2026 will mature on April 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture and bear interest at a rate of 4.875% per year payable semi-annually on March 16 and September 16 of each year, commencing on September 16, 2021. The 4.875% Notes due 2026 are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.875% Notes due 2026, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 4.875% Notes due 2026 from a rating agency, as long as the notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The foregoing description of the Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2021.

Registration Rights Agreement

In connection with the offering of 4.875% Notes due 2026, the Company entered into a Registration Rights Agreement, dated as of April 30, 2021 (the “Registration Rights Agreement”), with the purchasers of the 4.875% Notes due 2026. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement relating to an offer to exchange the 4.875% Notes due 2026 for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 4.875% Notes due 2026, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 4.875% Notes due 2026 and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 4.875% Notes due 2026.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2021.

Redemption of 6.125% Notes due 2022

On April 30, 2021, Company notified the trustee for the Company’s 6.125% Notes due 2022 of the Company’s election to redeem the $77.4 million aggregate principal amount of the 6.125% Notes due 2022 outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 6.125% Notes due 2022 in accordance with the terms of the indenture governing the 6.125% Notes due 2022. The Company expects the redemption to be completed on May 30, 2021. Following the redemption, none of the 6.125% Notes due 2022 will remain outstanding, and they will be delisted from the NASDAQ Global Select Market.

Distribution

On May 6, 2021, our Board declared a cash distribution of $0.06 per share of common stock. The distribution is payable on June 1, 2021 to stockholders of record at the close of business as of May 19, 2021.

The Company has evaluated events and transactions occurring subsequent to March 31, 2021 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed and consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income.  The first lien term loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and/or mezzanine debt (“Junior Debt”). Unitranche loans will expose us to the risks associated with first lien loans and Junior Debt. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

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

Our portfolio may include “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Depending on the duration of the novel coronavirus (also known as “COVID-19”) pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2021 (unaudited) and for the year ended December 31, 2020 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	380,765,492	—	4,937,711	—	14,098,055	—	399,801,258
Pay-downs / pay-offs / sales	(198,364,694)	(4,432,200)	(1,515,936)	—	(7,760,136)	(976,968)	(213,049,934)
Net accretion of interest	8,228,390	3,541,296	—	—	—	—	11,769,686
Net realized gains (losses)	7,616,860	—	(989,131)	—	—	976,968	7,604,698
Increase (decrease) in fair value	19,811,899	(11,494,743)	1,647,812	—	(2,076,723)	(1,075,182)	6,813,063
Fair Value at December 31, 2020 2021 Activity (unaudited):	404,860,855	19,582,555	13,944,876	—	49,349,163	(1,108,618)	486,628,832
Purchases / originations / draws	41,592,545	—	—	—	15,876,995	—	57,469,540
Pay-downs / pay-offs / sales	(64,304,110)	(5,757,044)	(569,791)	—	(9,703,487)	(440,000)	(80,774,432)
Net accretion of interest	7,263,688	617,256		—		—	7,880,944
Net realized gains (losses)	(129,204)	(5,323,484)	(73,100)	—	—	440,000	(5,085,788)
Increase (decrease) in fair value	(2,239,786)	6,902,151	1,349,044	—	1,208,285	(474,345)	6,745,349
Fair Value at March 31, 2021	$387,043,989	$16,021,434	$14,651,029	$—	$56,730,956	$(1,582,963)	$472,864,445

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

The following table shows the Company’s portfolio by security type at March 31, 2021 and December 31, 2020:

	March 31, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	302,205,721	322,362,553	68	304,539,184	328,845,612	68
Junior Secured Loan	74,733,439	64,639,644	14	87,977,057	75,807,477	16
Senior Unsecured Bond	416,170	41,792	0	416,170	207,766	0
CLO Fund Securities	35,264,540	16,021,434	3	45,727,813	19,582,555	4
Equity Securities	23,950,747	14,651,029	3	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	61,105,966	56,730,956	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,582,963)	—	30,609	(1,108,618)	—
Total	$515,498,423	$472,864,445	100%	$536,008,160	$486,628,831	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,344,661	$11,271,373	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,920,081	11,712,281	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	27,025,581	26,439,023	6	30,074,875	31,121,723	6
Beverage, Food and Tobacco	9,188,383	9,322,475	2	9,196,359	9,100,107	2
Capital Equipment	12,156,541	10,592,526	2	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	6,639,770	7,268,734	2	6,608,887	7,230,131	1
CLO Fund Securities	35,264,540	16,021,434	3	45,727,813	19,582,555	4
Construction & Building	8,532,700	9,515,138	2	9,802,754	10,946,643	2
Consumer goods: Durable	23,767,112	26,690,292	6	32,435,115	34,858,844	7
Consumer goods: Non-durable	1,842,084	2,101,253	0	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,800,141	2,569,320	1	2,806,740	2,502,994	1
Electronics	23,399,603	25,721,043	5	28,389,620	31,564,533	6
Energy: Oil & Gas	12,238,205	5,622,264	1	13,501,691	6,878,115	1
Environmental Industries	3,925,360	3,626,816	1	3,939,764	3,585,669	1
Forest Products & Paper	1,578,115	1,294,720	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	13,987,772	13,785,811	3	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	82,430,475	76,982,364	16	83,481,401	78,823,040	16
High Tech Industries	31,121,938	32,974,544	7	32,949,892	35,052,389	7
Joint Ventures	61,105,966	56,730,956	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	6,847,776	7,679,248	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	2,846,137	3,270,481	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,745,481	4,710,306	1	3,955,772	3,901,188	1
Media: Diversified & Production	2,585,014	2,628,413	1	2,658,914	2,612,250	1
Metals & Mining	1,228,584	1,324,169	0	1,219,188	1,326,500	0
Retail	5,817,066	6,661,808	1	5,790,208	6,597,338	1
Services: Business	62,849,142	65,364,186	14	58,027,464	60,119,401	12
Services: Consumer	4,173,235	4,162,275	1	4,241,127	4,198,243	1
Telecommunications	7,197,248	7,082,621	1	8,930,322	9,023,109	2
Textiles and Leather	12,421,470	10,992,030	2	12,415,194	10,860,696	2
Transportation: Cargo	7,727,090	8,746,541	2	7,655,970	8,757,804	2
Total	$515,498,498	$472,864,445	100%	$536,008,160	$486,628,831	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 7.6% and 7.8%, respectively. At March 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 7.5% and 7.7%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at March 31, 2021 was spread across 28 different industries and 120 different entities with an average par balance per entity of approximately $3.1 million. As of March 31, 2021, seven of our investments were on non-accrual status. As of December 31, 2020, eight of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At March 31, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 13.4% and 13.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in joint ventures, in the aggregate representing approximately 9.5% and 8.2%, of the total assets as of March 31, 2021 and December 31, 2020, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.7% and 3.3% of total assets on such dates, respectively.

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO fund investments were reclassified from CLO funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. In the fourth quarter of 2020, Libremax disposed of its equity interest in the Adviser and as a result, CLO funds managed by Libremax or its affiliates were reclassified to CLO funds managed by non-affiliates. As of March 31, 2021, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2021 and December 31, 2020, we had approximately $16.0 million and $19.6 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. The CLO Funds in which we invest have debt that ranks senior to our investment. Our CLO Fund investments are generally thinly traded or have only a limited trading market. CLO Funds are typically privately offered and sold, even in the secondary market. As a result, investments in CLO Funds may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO Funds carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO Fund or unexpected investment results. The Company’s net asset value may also decline over time if the Company’s principal recovery with respect to CLO subordinated note investments is less than the price that the Company paid for those investments.  For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment.” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our CLO Fund Securities as of March 31, 2021 and December 31, 2020 are as follows:

			March 31, 2021		December 31, 2020 [2]
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	5,930,441	2,541,098	6,219,310	2,611,423
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,730,733	4,178,261	9,998,258	3,835,632
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,186,447	1,339,325	1,272,501	1,322,100
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,065,598	—
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	3,385,599	1,521,750	4,141,981	1,609,400
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	—	—	8,872,484	3,549,000
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,965,723	6,441,000	9,157,681	6,655,000
Total			$35,264,540	$16,021,434	$45,727,813	$19,582,555

[1]	Represents percentage of class held at March 31, 2021.
[2]	As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. It is also possible, based upon the severe economic consequences resulting from the COVID 19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. As of March 31, 2021, three of the four CLO funds whose distributions to the Company had been temporarily interrupted in 2020 have resumed making distributions to the Company. The estimated timing and amount of future distributions, if any, from such other CLO Fund Securities is uncertain.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
Investment at fair value	$32,800,691	$31,404,100
Total Assets	$32,800,691	$31,404,100
Total Liabilities	$182,389	$167,389
Total Equity	32,618,302	31,236,711
Total Liabilities and Equity	$32,800,691	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income	$1,534,839	$1,217,413
Operating expenses	16,155	20,000
Net investment income	1,518,684	1,197,413
Unrealized appreciation on investments	1,766,005	(11,199,316)
Net income	$3,284,689	$(10,001,903)

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$38,616,799	$32,800,691
Total Investments			$38,616,799	$32,800,691

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

The fair value of our investment in the BCP Great Lakes Partnership at March 31, 2021 and December 31, 2020 was $36.2 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2021 and December 31, 2020, we have a $13.8 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2021 and 2020.

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. We distinguish CLO Funds managed by our fomer Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in our consolidated financial statements. Since the Asset Manager Affiliates were owned throughout 2018 and sold on December 31, 2018, investment income on these CLO Fund Securities is reflected on the statement of operations for the year of 2018 as “managed by affiliates”, while on the consolidated balance sheet at December 31, 2018 these investments were reflected as “managed by non-affiliates”. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds Managed by Affiliates. During the fourth quarter of 2020, Libremax disposed of its interest in Sierra Crest and accordingly, the CLO Funds managed by Libremax or its affiliates were reclassified to CLO Funds Managed by Non-Affiliates as of December 31, 2020 and prospectively.

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

Asset Manager Affiliates. Our Asset Manager Affiliates was deemed to have no value at March 31, 2021 and December 31, 2020. There were no distributions from the Asset Manager Affiliates during 2020 and the first quarter of 2021. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of each of March 31, 2021 and December 31, 2020.

Investment in Joint Ventures. For the three months ended March 31, 2021 and 2020, we recognized $2.0 million and $1.6 million, respectively, in investment income from our investment in Joint Ventures. As of March 31, 2021 and December 31, 2020, the fair value of our investments in Joint Ventures was approximately $56.7 million and $49.3 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 was approximately $18.3 million and $7.8 million, respectively. Of these amounts, approximately $15.2 million and $4.9 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At March 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 7.6% and 7.8%, respectively. At March 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 7.5% and 7.7%, respectively.

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

For the three months ended March 31, 2021 and 2020, approximately $0.6 million and $1.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $1.5 million and $1.8 million of taxable distributable income on distributions from our CLO Fund Securities during the three months ended March 31, 2021 and 2020, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2021 and 2020, were approximately $1.8 million and $1.0 million, respectively. Incentive fees earned during the three months ended March 31, 2021 and 2020, were approximately $2.1 million and $102 thousand, respectively, $0 and $102 thousand, respectively, of which were waived pursuant to the Externalization Agreement.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized ratably over the expected term of the borrowing. In anticipation of the refinancing of the 6.125% Notes due 2022, during the first quarter of 2021, approximately $1.0 million of unamortized debt issuance costs related to these notes were written off and reflected in Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations.

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

Total expenses for the three months ended March 31, 2021 and 2020 were approximately $10.1 million and $5.0 million, respectively.

For the three months ended March 31, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $3.4 million and $2.4 million, respectively, on average debt outstanding of $344 million and $149 million, respectively.

For the three months ended March 31, 2021 and 2020, respectively, professional fees and insurance expenses totaled approximately $1.7 million and $1.0 million. For the three months ended March 31, 2021 and 2020, Administrative services expenses incurred pursuant to the Administration Agreement was approximately $0.6 million and $0.5 million, respectively. Other general and administrative costs totaled approximately $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2021, net investment income and net realized losses were approximately $3.1 million, or $0.04 per share. For the three months ended March 31, 2020, net investment income and net realized gains were approximately $1.7 million, or $0.04 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2021, GAAP-basis net investment income was approximately $8.2 million or $0.11 per share, while tax-basis distributable income was approximately $3.6 million or $0.05 per share. For the three months ended March 31, 2020, GAAP-basis net investment income was approximately $2.8 million or $0.06 per basic share, while tax-basis distributable income was approximately $3.3 million or $0.07 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2021, our total investments had net unrealized appreciation of approximately $6.7 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $6.9 million unrealized appreciation and on equity securities of approximately $1.3 million, an unrealized appreciation of $1.2 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $2.2 million, and unrealized depreciation of $0.5 million on our derivatives. During the three months ended March 31, 2020, our total investments had net unrealized depreciation of approximately $30.9 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $11.7 million unrealized depreciation on equity securities of approximately $0.3 million, an unrealized depreciation of $8.1 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $10.8 million and unrealized depreciation of $26 thousand on our derivatives.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2021 was $8.0 million, or $0.11 per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2020 was ($29.1) million, or $(0.65) per share.

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

As of March 31, 2021 and December 31, 2020 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2021	December 31, 2020
Cash and cash equivalents	$30,843,590	$6,990,008
Restricted Cash	28,452,560	75,913,411
Senior Secured Loan	322,362,553	328,845,612
Junior Secured Loan	64,639,644	75,807,477
Senior Unsecured Bond	41,792	207,766
CLO Fund Securities	16,021,434	19,582,555
Equity Securities	14,651,029	13,944,876
Joint Ventures	56,730,956	49,349,163
Derivatives	(1,582,963)	(1,108,618)
Total	$532,160,594	$569,532,250

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2021, we had approximately $310 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 170%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

During the three months ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation. At March 31, 2021, there was approximately $76.7 million of aggregate principal amount outstanding, and we were in compliance with all of our debt covenants on the 6.125% Notes due 2022.

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

At March 31, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

2018-2 Secured Notes

March 31, 2021	Amortized Carrying Value		Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	#	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,543,115		90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332		55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679		18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,327,125		$163,862,698
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

During the first quarter of 2021, the Company redeemed approximately $88 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

On May 6, 2021, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on June 1, 2021 to shareholders of record at the close of business as of May 19, 2021.

We are also prohibited by the 1940 Act and the indenture governing our 6.125% Notes Due 2022 from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150% (subject to any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code). In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table sets forth the quarterly distributions paid by us since 2019.

	Distribution	Declaration Date		Record Date	Pay Date
2021:
Second quarter	$0.06	5/6/2021		5/19/2021	6/1/2021
First quarter	0.06	2/12/2021		2/22/2021	3/2/2021
Total declared in 2021	$0.12
2020:
Fourth quarter	$0.06	10/16/2020		10/26/2020	11/27/2020
Third quarter	0.06	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020		2/18/2020	2/28/2020
Total declared in 2020	$0.24
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32

1	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

Stock Repurchase Program

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 6.125% Notes Due 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2021, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

There were no share repurchases during the first quarter of 2021. During the three months ended March 31, 2020, the Company repurchased 121,548 of shares under the Stock Repurchase Program at an aggregate cost of approximately $123 thousand.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2021 and December 31, 2020, we had approximately $25.0 million and $32.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2021 and December 31, 2020, we had a $13.8 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$309,659,572	$—	$145,796,874	$—	$163,862,698

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2021, seven of our investments were on non-accrual status.

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

Management Compensation

As a result of the Closing we will no longer issue stock options or restricted stock under the Company’s Equity Incentive Plan or the 2008 Non-Employee Director Plan. The 1940 Act does not permit externally managed investment companies and BDCs to issue or have outstanding options or restricted stock granted to directors and employees. Immediately prior to the Closing, by virtue of the Externalization and subject to the execution of an option cancellation agreement, each option to purchase shares of our common stock granted under our Non-Employee Director Plan that was outstanding immediately prior to the Externalization (each, a “Company Stock Option”) was cancelled in exchange for the payment in cash to the holder thereof.

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

On May 6, 2021, our Board declared a cash distribution of $0.06 per share of common stock. The distribution is payable on June 1, 2021 to stockholders of record at the close of business as of May 19, 2021.

The following table sets forth the quarterly distributions paid by us for the 2021, 2020 and 2019 calendar years.

	Distribution	Declaration Date		Record Date	Pay Date
2021:
Second quarter	$0.06	5/6/2021		5/19/2021	6/1/2021
First quarter	0.06	2/12/2021		2/22/2021	3/2/2021
Total declared in 2021	$0.12
2020:
Fourth quarter	$0.06	10/16/2020		10/26/2020	11/27/2020
Third quarter	0.06	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.06	3/17/2020		5/7/2020	5/27/2020
First quarter	0.06	2/5/2020		2/18/2020	2/28/2020
Total declared in 2020	$0.24
2019:
Fourth quarter	$0.06	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.06	8/5/2019		8/12/2019	8/29/2019
Second quarter	0.10	3/20/2019		4/5/2019	4/26/2019
First quarter	0.10	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$0.32

1	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

RECENT DEVELOPMENTS

Notes Offering

On April 27, 2021, we priced an offering of $80,000,000 in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The private offering closed on April 30, 2021. The 4.875% Notes due 2026 have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to us were approximately $77.7 million, after deducting estimated offering expenses. We intend to use the net proceeds of the offering to redeem in full our 6.125% Notes due 2022, make investments in portfolio companies in accordance with our investment objectives, and for general corporate purposes.

On April 30, 2021, the Company and U.S. Bank National Association (the “Trustee”) entered into a Supplemental Indenture (the “Third Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Third Supplemental Indenture, the “Indenture”). The Third Supplemental Indenture relates to the Company’s issuance of the 4.875% Notes due 2026.

The 4.875% Notes due 2026 will mature on April 30, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture and bear interest at a rate of 4.875% per year payable semi-annually on March 16 and September 16 of each year, commencing on September 16, 2021. The 4.875% Notes due 2026 are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.875% Notes due 2026, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the 4.875% Notes due 2026 and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, we have agreed to use its commercially reasonable efforts to maintain a rating of the 4.875% Notes due 2026 from a rating agency, as long as the notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, we will generally be required to make an offer to purchase the outstanding notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The foregoing description of the Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2021.

Registration Rights Agreement

In connection with the offering of 4.875% Notes due 2026, we entered into a Registration Rights Agreement, dated as of April 30, 2021 (the “Registration Rights Agreement”), with the purchasers of the 4.875% Notes due 2026. Pursuant to the Registration Rights Agreement, we are obligated to file with the SEC a registration statement relating to an offer to exchange the 4.875% Notes due 2026 for new notes issued by us that are registered under the Securities Act and otherwise have terms substantially identical to those of the 4.875% Notes due 2026, and to use our commercially reasonable efforts to cause such registration statement to be declared effective. If we are not able to effect the exchange offer, we will be obligated to file a shelf registration statement covering the resale of the 4.875% Notes due 2026 and use our commercially reasonable efforts to cause such registration statement to be declared effective. If we fail to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, we will be required to pay additional interest to the holders of the 4.875% Notes due 2026.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2021.

Redemption of 6.125% Notes due 2022

On April 30, 2021, we notified the trustee for the Company’s 6.125% Notes due 2022 of our election to redeem the $77.4 million aggregate principal amount of the 6.125% Notes due 2022 outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 6.125% Notes due 2022 in accordance with the terms of the indenture governing the 6.125% Notes due 2022. We expect the redemption to be completed on May 30, 2021. Following the redemption, none of the 6.125% Notes due 2022 will remain outstanding, and they will be delisted from the NASDAQ Global Select Market.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2021, approximately 75% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 71% of these floating rate loans contain LIBOR floors ranging between 1.00% and 1.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2021, we had $309.7 million (par value) of borrowings outstanding at a current weighted average rate of 3.4%, of which $76.7 million par value had a fixed rate and $232.9 million par value has a floating rate.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our fixed rate borrowings would remain the same, while the interest rate on borrowings under the Revolving Credit Facility would fluctuate with changes in interest rates.

Generally, we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2021 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(1,034,258)	$192,373	$1,508,087
Decrease in interest rate	$350,646	$350,646	$350,646

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $1.0 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $0.2 million and $1.5 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in an increase in net investment income of approximately $0.4 million, $0.4 million and $0.4 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings except as set forth below.

Between September 22, 2020 and September 29, 2020 various GARS stockholders filed complaints (collectively referred to as the “Merger Litigation”) in connection with the GARS Acquisition. The Merger Litigation alleged breach of fiduciary duty claims against the board of directors of GARS and/or violations of sections 14(a) and 20(a) of the Exchange Act against GARS and/or the board of directors of GARS and, with respect to one lawsuit, us and our wholly owned merger subsidiary, in connection with the solicitation of stockholder approval of the GARS Acquisition. The claims against us were made as a purported “control person” of GARS under Section 20(a) of the Exchange Act. The Merger Litigation alleged, among other things, that the proxy statement GARS issued seeking approval of the GARS Acquisition omitted certain information that the plaintiffs claimed is material. The plaintiffs in the Merger Litigation sought to enjoin the merger or, in the alternative, an award of recessionary damages, as well as costs and fees.

During the fourth quarter of 2020, all of the lawsuits in the Merger Litigation were voluntarily dismissed by the applicable plaintiffs. On January 4, 2021, the parties to the complaint filed by Kenneth Bachmeier on behalf of himself and all others similarly situated in the Delaware Court of Chancery, captioned Bachmeier v. Tansey, et al., No. 2020-0812-SG (Del. Ch.) informed the court that, while denying any and all liability, GARS had agreed to pay a settlement amount to the plaintiff’s counsel for attorneys’ fees and expenses, and on January 21, 2021, the Bachmeier case was closed as a result. The amount of the settlement payment to the plaintiff’s counsel in the Bachmeier case was not material to the financial position or results of operations of the Company. As of March 31, 2021, all of the lawsuits in the Merger Litigation have been dismissed, and there have not been any other developments with respect to the Merger Litigation that have been material to the financial position or results of operations of the Company during the first quarter of 2021.

Item 1A.	Risk Factors

Other than the items noted below, there have been no material changes during fiscal 2021 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Relating to the 4.875% Notes due 2026

The 4.875% Notes due 2026 are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur.

The 4.875% Notes due 2026 are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 4.875% Notes due 2026 are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 4.875% Notes due 2026.

The 4.875% Notes due 2026 will be subordinated structurally to the indebtedness and other liabilities of our subsidiaries.

The 4.875% Notes due 2026 are obligations exclusively of Portman Ridge Finance Corporation and not of any of our subsidiaries. None of our subsidiaries are guarantors of the 4.875% Notes due 2026, and the 4.875% Notes due 2026 will not be required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the 4.875% Notes due 2026) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 4.875% Notes due 2026 are subordinated structurally to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the 4.875% Notes due 2026. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 4.875% Notes due 2026.

There is currently no public market for the 4.875% Notes due 2026. If an active trading market for the 4.875% Notes due 2026 does not develop or is not maintained, holders of the 4.875% Notes due 2026 may not be able to sell them.

The 4.875% Notes due 2026 are a new issue of debt securities for which there currently is no trading market. We do not currently intend to apply for listing of the 4.875% Notes due 2026 on any securities exchange or for quotation of the 4.875% Notes due 2026 on any automated dealer quotation system. If no active trading market develops, you may not be able to resell your 4.875% Notes due 2026 at their fair market value or at all. If the 4.875% Notes due 2026 are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure you that an active and liquid trading market will develop or continue for the 4.875% Notes due 2026, that you will be able to sell your 4.875% Notes due 2026 at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 4.875% Notes due 2026 may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 4.875% Notes due 2026 for an indefinite period of time.

There are significant restrictions on the ability to transfer or resell the 4.875% Notes due 2026.

The 4.875% Notes due 2026 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, the 4.875% Notes due 2026 may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, you may transfer or resell the 4.875% Notes due 2026 in the U.S. only in a transaction exempt from the registration requirements of Securities Act and applicable state securities laws or pursuant to an effective registration statement, and you may be required to bear the risk of your investment until the maturity of the 4.875% Notes due 2026.

Although under the registration rights agreement we are required to consummate an offer to exchange the 4.875% Notes due 2026 for substantially equivalent registered securities or to register the resale of the 4.875% Notes due 2026, until the exchange offer is consummated or such a registration statement has been declared effective, as the case may be, holders of the 4.875% Notes due 2026 may not offer or sell the 4.875% Notes due 2026 except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. The SEC, however, has broad discretion to determine whether any registration statement will be declared effective and may delay or deny effectiveness of any such registration statement filed by us for a variety of reasons. Our ability to have declared effective by the SEC a registration statement pertaining to the registered exchange offer on a timely basis will depend upon our ability to resolve any issues that may be raised by the SEC. No assurance can be given as to when a registration statement with respect to the 4.875% Notes due 2026 will become effective. Failure to have the registration statement become effective could adversely affect the liquidity and price of the 4.875% Notes due 2026.

Our current indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the 4.875% Notes due 2026 and our other debt.

The use of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 4.875% Notes due 2026 and our other outstanding debt;
•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our financing arrangements, which event of default could result in substantially all of our debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our financing arrangements; and
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 4.875% Notes due 2026 and our other debt.

Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 4.875% Notes due 2026 and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the 4.875% Notes due 2026, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 4.875% Notes due 2026 and our other debt.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 4.875% Notes due 2026 could cause the liquidity or market value of the 4.875% Notes due 2026 to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 4.875% Notes due 2026. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 4.875% Notes due 2026. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

The 4.875% Notes due 2026 are rated by Egan-Jones Ratings Company (“EJR”). There can be no assurance that EJR’s credit rating will remain for any given period of time or that such credit rating will not be lowered or withdrawn entirely by EJR if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.

The indenture governing the 4.875% Notes due 2026 contains limited protection for holders of the 4.875% Notes due 2026.

The indenture governing the 4.875% Notes due 2026 offers limited protection to holders of the 4.875% Notes due 2026. The terms of the indenture and the 4.875% Notes due 2026 do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 4.875% Notes due 2026. In particular, the terms of the indenture and the 4.875% Notes due 2026 do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 4.875% Notes due 2026, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 4.875% Notes due 2026 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 4.875% Notes due 2026 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 4.875% Notes due 2026 with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(2) of the 1940 Act;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 4.875% Notes due 2026, including preferred stock or subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;

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

In addition, the terms of the indenture and the 4.875% Notes due 2026 do not protect holders of the 4.875% Notes due 2026 in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they will not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than as described above.

Our ability to recapitalize, incur additional debt and take a number of other actions will not be limited by the terms of the 4.875% Notes due 2026 and may have important consequences for you as a holder of the 4.875% Notes due 2026, including making it more difficult for us to satisfy our obligations with respect to the 4.875% Notes due 2026 or negatively affecting the trading value of the 4.875% Notes due 2026.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 4.875% Notes due 2026, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 4.875% Notes due 2026.

We may not be able to repurchase the 4.875% Notes due 2026 upon a Change of Control Repurchase Event.

We may not be able to repurchase the 4.875% Notes due 2026 upon a Change of Control Repurchase Event (as defined in the indenture governing the 4.875% Notes due 2026) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the 4.875% Notes due 2026 may require us to repurchase for cash some or all of the 4.875% Notes due 2026 at a repurchase price equal to 100% of the aggregate principal amount of the 4.875% Notes due 2026 being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered 4.875% Notes due 2026 upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 4.875% Notes due 2026 and may cause a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the 4.875% Notes due 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2021, we issued a total of 30,911 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2021, the aggregate value of the shares of our common stock issued under our DRIP was approximately $64 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

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

On March 11, 2021, our Board of Directors authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. There were no share repurchases during the first quarter of 2021 under the Renewed Stock Repurchase Program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 ).

3.1.1	Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

3.2	Second Amended and Restated Bylaws of KCAP Financial, Inc., dated as of December 12, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on December 14, 2018).

3.2.1	Amendment No. 1 to the Second Amended and Restated Bylaws of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, as filed on April 2, 2019).

4.1	Form of Base Indenture between the Company and U.S. Bank National Association (incorporated by reference to Exhibit D.2 of the Registration Statement in Form N-2 filed on October 3, 2012).
4.2

Third Supplemental Indenture between the Company and U.S. Bank National Association relating to the 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 3, 2021).

4.3	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.2).
4.4

Registration Rights Agreement, dated as of April 30, 2021, by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on May 3, 2021).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: May 6, 2021	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *