Form 10-Q
period 2021-06-30
Portman Ridge Finance Corp
filed 2021-08-05
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of common stock of the registrant as of August 4, 2021 was 91,257,044.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, Garrison Funding 2018-2 Ltd. (“GF CLO 2018-2”), Great Lakes KCAP Funding I LLC, Great Lakes Portman Ridge Funding, LLC, OHA Investment Sub, LLC, OHA Asset Holdings II, LP, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC KCAP Senior Funding I Holdings, LLC, Harvest Equity Holdings, LLC and HCAP ICC, LLC unless the context otherwise requires.

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

•	the adequacy of our available liquidity, cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Sierra Crest Investment Management LLC (the “Adviser”) to locate suitable investments for us to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•	actual and potential conflicts of interest with the Adviser and its affiliates;
•	the effect of legal, tax, and regulatory changes on us and our portfolio companies;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;
•	market conditions and our ability to access additional capital;
•	the continued duration and effects of the COVID-19 pandemic on us and our portfolio companies;
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments at fair value:
Debt securities (amortized cost: 2021 - $410,719,636; 2020 - $392,932,411)	$419,647,553	$404,860,855
CLO Fund Securities managed by non-affiliates (amortized cost: 2021 - $34,561,828; 2020 - $45,727,813)	17,064,290	19,582,555
Equity securities (cost: 2021 - $30,344,541; 2020 - $24,593,639)	22,386,600	13,944,876
Asset Manager Affiliates (cost: 2021 - $17,791,230; 2020 - $17,791,230)	—	—
Joint Ventures (cost: 2021 - $66,062,400; 2020 - $54,932,458)	61,069,876	49,349,163
Total Investments at Fair Value, excluding derivatives (cost: 2021 - $559,479,635; 2020 - $535,977,551)	520,168,319	487,737,449
Cash and cash equivalents	65,655,197	6,990,008
Restricted cash	47,617,658	75,913,411
Interest receivable	3,964,058	2,972,546
Receivable for unsettled trades	7,863,142	25,107,598
Due from affiliates	483,220	357,168
Other assets	3,761,436	1,100,241
Total Assets	$649,513,030	$600,178,421
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020 - $1,058,351)	$-	$75,667,624
2018-2 Secured Notes (net of discount of: 2021-$1,491,277; 2020 - $2,444,512)	162,371,420	$249,418,186
4.875% Notes Due 2026 (net of discount of: 2021-$2,374,942; 2020 - $0, net of offering costs of: 2021-$945,249; 2020 - $0)	104,679,809	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021-$914,855; 2020 - $1,097,815)	68,156,043	48,223,083
6.125% Notes Due 2022	28,750,000	—
Derivative liabilities, net (cost: 2021 - $30,609; 2020 - $30,609)	1,802,675	1,108,618
Payable for unsettled trades	1,369,754	—
Accounts payable, accrued expenses and other liabilities	3,689,638	1,788,908
Accrued interest payable	2,146,231	1,089,531
Due to affiliates	1,926,429	1,374,739
Management and incentive fees payable	6,016,720	5,243,869
Total Liabilities	380,908,719	383,914,558
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 92,670,027 issued, and 91,740,765 outstanding at June 30, 2021, and 76,093,492 issued, and 75,164,230 outstanding at December 31, 2020	917,408	751,642
Capital in excess of par value	680,857,172	638,459,548
Total distributable (loss) earnings	(413,170,269)	(422,947,327)
Total Stockholders' Equity	268,604,311	216,263,863
Total Liabilities and Stockholders' Equity	$649,513,030	$600,178,421
NET ASSET VALUE PER COMMON SHARE	$2.93	$2.88

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest from investments in debt securities	$17,258,911	$4,813,517	$31,345,386	$9,393,299
Payment-in-kind investment income	744,815	381,528	1,876,413	690,897
Interest from short-term investments	—	-	-	15,279
Investment income on CLO Fund Securities managed by affiliates	—	832,867	-	1,906,361
Investment income on CLO Fund Securities managed by non-affiliates	845,387	87,718	1,462,643	204,961
Investment income - Joint Ventures	2,530,198	1,000,883	4,569,464	2,578,019
Capital structuring service fees	165,841	197,381	595,808	279,285
Total investment income	21,545,152	7,313,894	39,849,714	15,068,101
Expenses:
Management fees	1,914,338	1,008,384	3,706,902	2,020,074
Performance-based incentive fees	2,299,858	454,874	4,393,477	556,880
Interest and amortization of debt issuance costs	3,526,586	2,394,870	6,907,083	4,744,941
Professional fees	695,745	527,317	2,190,173	1,370,946
Insurance	199,808	177,154	376,962	300,904
Administrative services expense	718,285	430,265	1,331,657	891,265
Other general and administrative expenses	479,790	175,998	1,020,203	374,273
Total expenses	9,834,410	5,168,862	19,926,457	10,259,283
Management and performance-based incentive fees waived	—	(454,874)	—	(556,880)
Net Expenses	9,834,410	4,713,988	19,926,457	9,702,403
Net Investment Income	11,710,742	2,599,906	19,923,257	5,365,698
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(2,355,735)	(881,615)	(7,441,523)	(1,929,762)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(760,741)	2,279,932	(3,000,527)	(8,498,305)
Equity securities	1,341,777	351,925	2,690,821	74,018
CLO Fund Securities managed by affiliates	—	(2,579,187)	-	(13,741,461)
CLO Fund Securities managed by non-affiliates	1,745,569	(283,864)	8,647,720	(855,293)
Joint Venture Investments	(617,515)	2,308,479	590,770	(5,800,718)
Derivatives	(219,712)	(512,346)	(694,057)	(537,983)
Total net change in unrealized appreciation (depreciation)	1,489,378	1,564,939	8,234,727	(29,359,742)
Net realized and unrealized appreciation (depreciation) on investments	(866,357)	683,324	793,204	(31,289,504)
Realized (losses) gains on extinguishments of Debt	—	464	(1,834,963)	154,571
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$10,844,385	$3,283,694	$18,881,498	$(25,769,235)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.14	$0.07	$0.24	$(0.58)
Diluted:	$0.14	$0.07	$0.24	$(0.58)
Net Investment Income Per Common Share:
Basic:	$0.15	$0.06	$0.25	$0.12
Diluted:	$0.15	$0.06	$0.25	$0.12
Weighted Average Shares of Common Stock Outstanding—Basic	77,471,692	44,610,714	79,743,607	44,716,953
Weighted Average Shares of Common Stock Outstanding—Diluted	77,471,692	44,610,714	79,743,607	44,716,953

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operations:
Net investment income	$19,923,257	$5,365,698
Net realized gains (losses) from investment transactions	(7,441,523)	(1,929,762)
Realized (losses) gains from extinguishments of debt	(1,834,963)	154,571
Net change in unrealized (depreciation) appreciation on investments	8,234,727	(29,359,742)
Net increase (decrease) in stockholders’ equity resulting from operations	18,881,498	(25,769,235)

Stockholder distributions:	(9,104,441)	(5,373,565)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	229,008	65,210
Stock repurchases	(379,904)	(407,325)
Private placement	4,019,598	—
HCAP purchase (net of offering expenses)	38,694,689	—
Net increase in net assets resulting from capital share transactions	42,563,391	(342,115)

Net assets at beginning of period	216,263,863	152,198,570
Net assets at end of period	$268,604,311	$120,713,655
Net asset value per common share	$2.93	$2.71
Common shares outstanding at end of period	91,740,765	44,495,221

(1)	Refer to note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$18,881,498	$(25,769,235)
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	7,441,523	1,929,762
Net change in unrealized (depreciation) appreciation from investments	(8,234,727)	29,359,742
Purchases of investments	(120,866,659)	(85,231,291)
Proceeds from sales and redemptions of investments	159,737,677	54,700,182
Net accretion of investments	(17,228,898)	(3,391,343)
Amortization of debt issuance costs	438,869	467,162
Realized gains on extinguishments of debt	1,834,963	(154,571)
Net payment-in-kind interest income	1,381,413	(193,147)
Cash consideration net of cash acquired from mergers	13,581,062	—
(Increase) decrease in operating assets:
Receivable for unsettled trades	17,244,456	14,917,045
Interest and dividends receivable	(1,422,966)	(541,677)
Due from affiliates	(126,052)	302,787
Other assets	(5,385,102)	(529,310)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	1,369,754	7,366,263
Accrued interest payable	1,056,700	795,513
Management and incentive fees payable	772,851	(68,596)
Due to affiliates	551,690	(370,252)
Accounts payable and accrued expenses	4,945,330	599,525
Net cash used in operating activities	75,973,382	(5,811,441)
FINANCING ACTIVITIES:
Debt issuance costs	(962,232)	(1,342)
Private placement	4,019,598	—
Stock repurchase program	(379,904)	(407,325)
Distributions to stockholders	(8,875,433)	(5,308,355)
Repurchase of 6.125% Notes Due 2022	(76,725,975)	(513,382)
Repayment of 2018-2 Secured Notes	(88,000,000)	—
Issuance of 4.875% Notes Due 2026	105,570,000	—
Borrowings from Revolving Credit Facilities	19,750,000	47,250,000
Repayment of Revolving Credit Facilities	—	(28,500,000)
Net cash provided by financing activities	(45,603,946)	12,519,595
CHANGE IN CASH AND RESTRICTED CASH	30,369,436	6,708,154
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	82,903,419	5,104,355
CASH AND RESTRICTED CASH, END OF PERIOD	$113,272,855	$11,812,509
Amounts per balance sheet:
Cash and cash equivalents	$65,655,197	$414,159
Restricted cash	47,617,658	11,398,350
Total Cash and Restricted cash	$113,272,855	$11,812,509
Supplemental Information:
Interest paid during the period	$5,411,514	$3,471,476
Dividends paid during the period under the dividend reinvestment plan	$229,008	$65,210
Supplemental non-cash information:
Acquisitions:
Non-cash assets acquired
Investments, at cost	$53,811,838	$—
Interest receivable	431,454	-
Other assets	2,664,932	-
Total non-cash assets purchased	$56,908,224	$—
Liabilities assumed
Debt	28,750,000	$—
Accounts payable and accrued expenses	1,644,600	-
Total liabilities assumed	$30,394,600	$—
Issuance of common stock	37,063,461	$—
Deemed capital contribution from affiliates	$2,150,000	$—
Transaction costs	881,226	$—

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2021

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC Consumer goods: Non-durable	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/27	10/28/2020	$2,084,276	$1,847,113	$2,089,487

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,852,556	2,852,556	2,885,360

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,520,115	2,520,115	2,549,096

AIS Holdco, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 5.2% Cash, 3 Month Libor (0.19%) + 5.00% , Due 8/25	10/28/2020	2,528,268	2,081,132	2,468,601

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 10/26	12/9/2020	-	(18,142)	(5,000)

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 6 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 10/26	12/9/2020	4,975,000	4,884,746	4,950,125

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(21)(23)	Senior Secured Loan — Revolving Loan 7.3% Cash, Due 10/26	12/9/2020	250,000	231,746	245,000

Analogic Corporation Electronics	(8)(13)(14)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 6/23	10/28/2020	-	-	(7,078)

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 6/24	10/28/2020	3,537,852	3,152,028	3,414,027

Ancile Solutions, INC. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3.0% PIK, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 6/26	6/11/2021	7,000,000	6,792,300	6,790,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)	Senior Secured Loan — Term Loan 7.8% Cash, 2.8% PIK, 3 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 9/24	3/31/2021	857,613	756,720	827,682

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 9/24	9/9/2019	3,299,408	3,221,862	3,184,259

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(21)(23)	Senior Secured Loan — Revolving Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 9/24	9/9/2019	208,333	181,711	170,525

Athos Merger Sub LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.10%) + 5.00% , Due 7/26	10/28/2020	1,322,375	1,153,483	1,322,375

Back Porch International, Inc. High Tech Industries	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan 12.5% Cash, 1.0% PIK, 1 Month Libor (2.25%) + 10.25%; Libor Floor 2.25% , Due 3/24	6/9/2021	5,815,855	5,432,830	5,815,855

BJ Services, LLC Energy: Oil & Gas	(8)(13)(14)	Senior Secured Loan — First Out Term Loan 8.5% Cash, 3 Month Libor (1.50%) + 7.00%; Libor Floor 1.50% , Due 1/23	10/28/2020	2,213,311	2,181,033	2,213,311

BMC Acquisition, Inc. Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 6 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/24	1/2/2018	2,895,000	2,894,145	2,895,000

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 12/26	12/22/2020	-	(7,503)	(2,055)

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Unitranche 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00% , Due 12/26	12/22/2020	2,167,192	2,127,626	2,161,774

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 6/23	6/26/2020	2,925,000	2,876,765	2,925,000

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 9.0% PIK, 6 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 8/23	5/8/2020	1,695,718	1,554,170	1,665,339

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)	Senior Secured Loan — Term Loan 10.0% PIK, Due 10/25	10/28/2020	8,405,426	6,870,868	7,791,830

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(23)	Senior Secured Loan — Revolver 6.5% Cash, 6 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	377,160	317,055	377,160

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00% , Due 5/23	6/6/2018	3,840,200	3,836,548	3,835,592

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Term Loan 6.5% Cash, 2.5% PIK, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 7/23	1/29/2021	576,652	576,652	576,652

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(23)	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, 2.5% PIK, Due 7/23	1/11/2021	465,404	465,404	465,404

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 6.5% Cash, 2.5% PIK, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 1/22	10/28/2020	6,583,331	4,729,000	5,547,115

Coastal Screen and Rail, LLC Construction & Building	(8)(13)(23)	Senior Secured Loan — Revolver 8.2% Cash, 3 Month Libor (0.15%) + 8.00% , Due 7/22	6/9/2021	100,000	93,745	100,000

Coastal Screen and Rail, LLC Construction & Building	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan 10.5% Cash, 1.5% PIK, Due 1/23	6/9/2021	7,079,184	6,612,621	7,079,184

Convergeone Holdings Corp. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.10%) + 5.00% , Due 1/26	10/28/2020	2,156,993	1,773,926	2,137,871

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 11/26	11/23/2020	2,900,625	2,828,603	2,900,625

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 11/26	11/23/2020	-	(12,988)	-

DCert Buyer, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.10%) + 7.00% , Due 2/29	3/16/2021	5,400,000	5,386,572	5,463,018

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Deliver Buyer, Inc. Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 5/24	7/1/2020	4,743,852	4,687,831	4,714,440

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(3)(13)	Senior Secured Loan — EUR Term Loan A 5.0% PIK, Due 7/25	5/11/2020	261,136	282,691	270,971

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A 5.0% PIK, Due 5/25	5/29/2020	1,504,629	1,156,047	1,166,088

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B 7.0% PIK, Due 5/25	5/29/2020	1,537,702	1,189,120	422,868

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	1,011,807	997,460	1,001,689

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 4.4% Cash, 1 Month Libor (0.10%) + 4.25% , Due 7/25	6/27/2019	826,486	826,486	818,882

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.6% Cash, 1 Month Libor (0.10%) + 4.50% , Due 7/25	2/14/2020	987,500	983,809	987,105

Electronics for Imaging, Inc. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.10%) + 5.00% , Due 7/26	10/28/2020	2,170,716	1,679,041	2,074,238

ELO Touch Solutions, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.6% Cash, 1 Month Libor (0.10%) + 6.50% , Due 12/25	10/28/2020	2,526,621	2,186,960	2,535,048

Emtec, Inc. Services: Business	(8)(13)	Senior Secured Loan — First Lien Term Loan A 10.0% Cash, 1 Month Libor (1.50%) + 8.50%; Libor Floor 1.50% , Due 8/21	10/28/2020	2,395,175	2,330,488	2,394,216

Emtec, Inc. Services: Business	(5)(8)(13)	Senior Secured Loan — First Lien Term Loan B 10.3% PIK, Due 8/21	10/28/2020	1,825,309	1,635,531	1,796,652

Energy Acquisition Lp Electronics	(14)	Senior Secured Loan — First Lien Term Loan 4.4% Cash, 1 Month Libor (0.10%) + 4.25% , Due 6/25	10/28/2020	4,796,795	3,970,438	4,748,827

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Evergreen North America Acquisition, LLC Environmental Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 6/22	6/21/2016	943,276	944,231	943,276

Firstlight Holdco Inc. Telecommunications	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.6% Cash, 1 Month Libor (0.10%) + 7.50% , Due 7/26	12/18/2019	400,000	365,390	400,000

Geo Parent Corporation Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.4% Cash, 1 Month Libor (0.10%) + 5.25% , Due 12/25	10/28/2020	3,273,268	2,861,819	3,273,268

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)(23)	Senior Secured Loan — Revolver 0.8% Cash, Due 2/23	10/28/2020	-	-	(18,257)

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 9.5% Cash, 3 Month Libor (1.25%) + 8.25%; Libor Floor 1.25% , Due 2/23	10/28/2020	6,300,000	4,566,855	3,616,200

Global Tel*Link Corporation Telecommunications	(8)(13)(14)	Junior Secured Loan — Loan (Second Lien) 8.4% Cash, 1 Month Libor (0.10%) + 8.25% , Due 11/26	5/21/2013	1,500,000	1,482,608	1,278,900

GNC Holdings, LLC Beverage, Food and Tobacco	(8)	Junior Secured Loan — Term Loan (Second Lien) 6.2% PIK, Due 10/26	6/9/2021	1,686,629	1,119,019	1,526,399

Gruden Acquisition, Inc. Transportation: Cargo	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.8% Cash, PRIME (3.25%) + 4.50% , Due 8/22	10/28/2020	2,401,608	2,164,194	2,404,610

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (1.50%) + 9.00%; Libor Floor 1.50% , Due 1/18	1/30/2013	2,702,232	2,702,232	1,655,658

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,191,667	55,376

H-CA II, LLC Healthcare & Pharmaceuticals	(8)(13)	Senior Secured Loan — Term Loan 19.0% Cash, Due 2/24	2/16/2021	2,000,000	2,000,000	2,000,000

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — Revolver 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	669,722	579,807	632,888

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 12/23	10/28/2020	6,563,278	5,682,116	6,202,298

Helix Acquisition Holdings, Inc. Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.2% Cash, 3 Month Libor (0.15%) + 8.00% , Due 9/25	12/18/2019	1,400,000	1,238,084	1,348,662

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00% , Due 11/24	5/6/2014	1,600,000	1,579,613	1,352,000

Idera, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 6 Month Libor (0.75%) + 6.75%; Libor Floor 0.75% , Due 2/29	4/29/2021	6,000,000	5,940,915	5,940,000

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,837,500	1,831,451	1,837,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 12/22	12/13/2017	1,948,120	1,941,707	1,948,120

Intermedia Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 7/25	10/28/2020	2,681,686	2,374,755	2,681,686

Janus International Group, LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 4.3% Cash, 3 Month Libor (1.00%) + 3.25%; Libor Floor 1.00% , Due 2/25	10/28/2020	1,974,929	1,717,673	1,974,929

Keeco, LLC Consumer goods: Durable	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 0.8% PIK, 1 Month Libor (1.75%) + 7.75%; Libor Floor 1.75% , Due 3/24	10/28/2020	5,504,452	4,614,948	5,347,576

Lifescan Global Corporation Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan A 6.2% Cash, 3 Month Libor (0.20%) + 6.00% , Due 10/24	10/28/2020	3,167,755	2,692,247	3,145,121

Location Services Holdings, LLC Services: Business	(8)(13)(14)(21)(23)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 5/21	11/7/2019	2,291,667	2,282,155	2,230,917

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Luminii LLC Construction & Building	(8)(13)(14)(23)	Senior Secured Loan — Revolver 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	343,473	309,620	329,717

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/23	10/28/2020	7,098,610	6,398,971	6,909,077

Mag Ds Corp. Aerospace and Defense	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 4/27	10/28/2020	3,970,000	3,362,916	3,846,136

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 11/23	10/28/2020	8,098,134	7,238,281	8,098,134

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 11/22	10/28/2020	-	-	-

Ministry Brands, LLC Electronics	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 6/23	12/18/2019	6,000,000	5,646,424	5,838,600

Mother's Market & Kitchen, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 3 Month Libor (1.25%) + 5.50%; Libor Floor 1.25% , Due 7/23	10/28/2020	6,584,476	5,909,461	6,584,476

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/22	12/31/2020	2,930,103	2,934,888	2,897,286

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 1/26	12/31/2020	7,023,529	6,943,102	6,944,866

Nasco Healthcare Inc. Consumer goods: Non-durable	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00% , Due 6/23	5/22/2020	4,288,015	3,754,315	4,195,823

Navex Topco, Inc. Electronics	(8)(14)(18)(21)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.10%) + 7.00% , Due 9/26	12/4/2018	7,700,000	7,264,405	7,533,180

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	459,558	414,423	449,310

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Naviga Inc. Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Revolver 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	383,812	316,498	368,528

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	10/28/2020	5,025,116	4,532,141	4,913,056

Naviga Inc. Services: Business	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	3/1/2021	759,455	751,696	742,519

Naviga Inc. Services: Business	(8)(13)	Senior Secured Loan — Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00% , Due 12/22	3/1/2021	715,478	700,857	699,522

Novetta Solutions, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 1 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 10/22	10/28/2020	1,933,499	1,742,229	1,935,916

Northeast Metal Works LLC Metals & Mining	(8)(13)(18)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 2.0% PIK, Due 12/21	6/9/2021	13,931,318	11,810,914	12,259,560

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Incremental First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	1,532,033	1,359,032	1,532,033

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	2,535,121	2,244,309	2,535,121

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00% , Due 10/24	10/28/2020	741,306	657,596	741,306

One Stop Mailing LLC Transportation: Consumer	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 4/27	5/7/2021	8,000,000	7,843,313	7,840,000

Phoenix Guarantor Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.3% Cash, 1 Month Libor (1.00%) + 8.25%; Libor Floor 1.00% , Due 3/27	12/18/2019	1,200,000	1,108,250	1,200,000

Pinstripe Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 1/25	1/17/2019	4,887,444	4,829,337	4,826,840

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Priority Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.8% Cash, 6 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 4/27	4/21/2021	3,728,814	3,655,243	3,654,237

Priority Holdings, LLC High Tech Industries	(8)(13)(14)(23)	Senior Secured Loan — Delayed Draw Term Loan 2.9% Cash, Due 4/27	4/21/2021	-	-	-

ProAir Holdings Corporation Capital Equipment	(8)(5)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, 2.0% PIK, Due 12/22	6/9/2021	7,776,701	3,560,102	3,402,307

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Delayed Draw Term Loan 5.8% Cash, 1 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 12/25	2/20/2020	537,273	533,148	537,273

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)(23)	Senior Secured Loan — Second Delayed Draw Term Loan 5.8% Cash, 1 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 12/25	2/20/2020	443,978	441,886	443,978

PromptCare Companies, The Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.8% Cash, 1 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 12/25	2/20/2020	3,850,455	3,820,893	3,850,455

PSC Industrial Holdings Corp. Environmental Industries	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 10/25	10/5/2017	3,000,000	2,966,750	2,852,400

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 8/24	8/10/2018	2,800,800	2,793,546	2,584,298

Q Holding Company (fka Lex Precision Corp) Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 12/23	10/28/2020	2,366,959	1,983,516	2,314,413

Qualtek USA, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00% , Due 7/25	10/28/2020	5,585,386	4,572,328	5,552,796

Redstone Holdco 2 LP High Tech Industries	(8)	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 3 Month Libor (0.75%) + 7.75%; Libor Floor 0.75% , Due 4/29	4/16/2021	3,813,333	3,747,933	3,759,298

Redstone Holdco 2 LP High Tech Industries	(8)(23)	Junior Secured Loan — Second Delayed Draw Term Loan 1.0% Cash, Due 4/29	4/16/2021	-	(38,267)	(30,985)

Radiology Partners, Inc Healthcare & Pharmaceuticals	(8)(14)(21)	Senior Secured Loan — Term B Loan (First Lien) 4.3% Cash, 1 Month Libor (0.08%) + 4.25% , Due 7/25	3/24/2020	7,000,000	5,957,986	7,006,825

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/25	6/27/2019	6,576,000	6,511,731	6,197,880

Ravn Air Group, Inc. Aerospace and Defense	(5)(8)(13)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 7/21	7/29/2015	1,015,351	247,543	225,306

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/23	10/28/2020	-	-	-

Ritedose Holdings I, Inc Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00% , Due 9/23	10/28/2020	7,140,845	6,397,663	7,140,845

Robertshaw US Holding Corp. Capital Equipment	(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 2/26	2/15/2018	3,000,000	2,982,481	2,612,505

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/21	3/26/2014	8,201,777	8,197,595	7,894,210

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 6 Month Libor (1.00%) + 6.75%; Libor Floor 1.00% , Due 2/26	12/18/2019	700,000	631,458	686,350

San Vicente Capital LLC Telecommunications	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (1.50%) + 8.00%; Libor Floor 1.50% , Due 6/25	6/10/2020	2,970,000	2,934,866	2,970,000

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 2.0% PIK, 1 Month Libor (1.25%) + 5.75%; Libor Floor 1.25% , Due 9/23	10/28/2020	6,306,754	5,369,402	6,117,551

Smartronix, Inc, Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50% , Due 12/25	5/1/2020	8,499,730	8,307,396	8,435,982

Software Luxembourg Acquisition S.a r.l. Services: Business	(13)	Senior Secured Loan — Second Out Term Loan 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 1/00	1/30/2015	1,800,000	1,622,542	1,620,000

South Street Securities Holdings, Inc Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00% , Due 3/26	3/24/2021	7,000,000	6,834,488	6,855,100

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
South Street Securities Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)	Senior Secured Loan — Promissory Note Due 7/21	6/30/2021	2,500,000	2,495,000	2,495,000

Sundance Holdings Group, LLC Retail	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 5/24	10/28/2020	6,792,219	5,895,874	6,743,994

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan A 10.1% Cash, 1 Month Libor (0.10%) + 10.00% , Due 11/22	6/9/2021	3,518,750	3,212,112	3,423,744

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan B 12.0% Cash, 2.0% PIK, Due 11/22	6/9/2021	3,540,127	3,126,087	3,327,719

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(23)	Senior Secured Loan — Revolver 0.8% Cash, Due 11/21	6/9/2021	-	-	-

Surge Hippodrome Holdings LLC Services: Business	(8)(13)(18)	Senior Secured Loan — Last Out Term Loan 13.5% Cash, 3 Month Libor (2.00%) + 11.50%; Libor Floor 2.00% , Due 8/24	6/9/2021	5,460,000	4,821,183	5,148,780

Syncsort Incorporated Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.0% Cash, 1 Month Libor (0.75%) + 4.25%; Libor Floor 0.75% , Due 3/28	3/19/2021	2,440,763	2,428,836	2,441,983

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 5/25	6/27/2019	4,900,000	4,843,462	4,918,620

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.00% - 02/2022 - TankConvert 10.0% PIK, Due 2/22	2/15/2019	507,044	416,170	42,845

TA/Weg Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan 0.5% Cash, Due 12/25	6/3/2021	-	(49,152)	(100,000)

Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 0.5% PIK, 1 Month Libor (1.00%) + 10.00%; Libor Floor 1.00% , Due 8/24	8/24/2017	12,521,550	12,402,666	11,071,555

The Edelman Financial Center, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.9% Cash, 1 Month Libor (0.10%) + 6.75% , Due 7/26	12/18/2019	300,000	275,082	302,282

Theragenics Corp Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 9.5% Cash, 3 Month Libor (1.00%) + 8.50%; Libor Floor 1.00% , Due 5/24	10/28/2020	7,643,935	6,691,536	7,465,831

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.0% Cash, 6 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	5,602,279	5,586,603	5,542,895

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 7.0% Cash, 6 Month Libor (1.00%) + 6.00%; Libor Floor 1.00% , Due 6/24	6/27/2019	739,107	738,077	731,253

Travelport Finance (Luxembourg) S.A R.L. Services: Business	(3)(13)(14)	Senior Secured Loan — Term Loan 5.2% Cash, 3 Month Libor (0.20%) + 5.00% , Due 5/26	3/31/2021	-	100,742	-

Triangle Home Fashions LLC Consumer goods: Durable	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 1 Month Libor (1.00%) + 5.75%; Libor Floor 1.00% , Due 3/23	10/28/2020	10,500,000	9,512,881	10,500,000

Trident Technologies, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50% , Due 12/25	5/10/2021	1,428,571	1,418,138	1,417,857

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00% , Due 9/23	9/30/2016	919,060	918,174	834,782

TRSO I, Inc. Energy: Oil & Gas	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1 Month Libor (1.00%) + 13.00%; Libor Floor 1.00% , Due 12/20	12/24/2012	700,000	700,006	700,000

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 1.7% PIK, Due 1/25	1/24/2020	72,236	72,236	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.4% Cash, 1 Month Libor (0.10%) + 7.25% , Due 3/26	12/18/2019	400,000	358,955	392,668

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)	Senior Secured Loan — Revolver 6.8% Cash, 3 Month Libor (0.25%) + 6.50%; Libor Floor 0.25% , Due 12/21	6/9/2021	1,536,097	1,440,454	1,530,106

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)	Senior Secured Loan — First Lien Term Loan 8.3% Cash, 3 Month Libor (0.25%) + 8.00%; Libor Floor 0.25% , Due 3/22	6/9/2021	2,800,000	2,452,348	2,595,880

WireCo WorldGroup Inc. Capital Equipment	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 Month Libor (1.00%) + 9.00%; Libor Floor 1.00% , Due 9/24	8/9/2016	2,777,778	2,760,833	2,694,444

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00% , Due 11/24	11/18/2019	2,550,000	2,515,516	2,550,000

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.5% Cash, 1 Month Libor (1.00%) + 7.50%; Libor Floor 1.00% , Due 3/26	3/8/2018	3,500,000	3,486,780	3,430,000

Total Investment in Debt Securities (156% of net asset value at fair value)				$449,562,516	$410,719,636	$419,647,553

Equity Securities Portfolio

Portfolio Company / Principal Business		Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
4L Ultimate Topco Corporation Electronics	(8)(13)(19)	Common	5/29/2020	321	$29,416	$29,275

AAPC Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)(21)(22)	Class A Preferred Units	6/27/2019	5,500,000	5,500,000	5,500,000

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(19)(22)	Class A Membership Units	2/14/2020	628	-	-

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Class A	9/9/2019	263	46,371	20,893

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Class B	9/9/2019	46	-	-

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Common Stock	9/9/2019	859	-	-

ATP Oil & Gas Corporation Energy: Oil & Gas	(8)(12)(13)(19)	Limited Term Royalty Interest	12/18/2019	1,335,378	1,335,378	2,273,401

BMP Slappey Holdco, LLC Telecommunications	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	200,000	466,949	471,552

BMP Slappey Holdco, LLC Telecommunications	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	88,946	207,666	209,713

Brite Media LLC Media: Advertising, Printing & Publishing	(8)(13)(19)	Common Stock	6/9/2021	139	150,026	171,000

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(19)	Common	10/28/2020	36,342	-	33,398

Coastal Screen and Rail, LLC Construction & Building	(8)(13)(19)(25)	Preferred Stock	6/9/2021	150,000	418,387	448,000

eInstruction Acquisition, LLC Services: Business	(8)(13)(19)	Membership Units	7/2/2007	1,076	1,079,617	1,000

EJF Investments Ltd. Services: Business	(3)(19)	Preferred Equity	6/17/2020	1,000,000	1,256,272	1,549,296

Emtec, Inc. Services: Business	(8)(13)(19)	Class A Preferred Units	10/28/2020	319,357	-	-

Flight Lease VII Aerospace and Defense	(8)(13)(16)(19)(26)	Common Stock	6/9/2021	1,938	280,170	300,000

Flight Lease XII Aerospace and Defense	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	1,000	529,787	567,285

Oneida Group, Inc. Consumer goods: Durable	(8)(13)(19)	Common	10/28/2020	1,085,565	345,834	2,030,007

FP WRCA Coinvestment Fund VII, Ltd. Capital Equipment	(3)(13)(19)	Class A Shares	2/2/2007	1,500,000	1,500,000	443,550

Fusion Connect, Inc. Telecommunications	(8)(13)(19)	Common	10/28/2020	121,871	865,853	816,536

GIG Rooster Holdings I, LLC Energy: Oil & Gas	(8)(13)(18)(19)	Common	10/28/2020	99	-	79,200

KC Engineering & Construction Services, LLC Environmental Industries	(8)(13)(19)(25)	Common Stock	6/9/2021	131,081	4,314,740	4,620,137

Portfolio Company / Principal Business		Investment[15]	Initial Acquisition Date	Quantity/Par /Shares	Cost	Fair Value[2]
Kleen-Tech Acquisition, LLC Services: Business	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	250,000	1,264,409	1,353,904

New Millennium Holdco, Inc. (Millennium Health, LLC) Healthcare & Pharmaceuticals	(8)(13)(19)	Common	10/7/2014	29,699	1,953,299	1,000

Northeast Metal Works LLC Metals & Mining	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	2,368	-	-

Ohene Holdings B.V. Services: Business	(3)(13)(19)	Warrants	3/31/2019	4	-	-

Prosper Marketplace Consumer goods: Durable	(6)(8)(13)(19)	Class B Preferred Units	10/28/2020	912,865	278,865	264,731

Roscoe Investors, LLC Healthcare & Pharmaceuticals	(8)(13)(19)	Class A Units	3/26/2014	10,000	1,000,000	454,000

Safety Services Holdings Corporation, Services: Business	(8)(13)(19)	Preferred Stock	6/9/2021	100,000	43,334	50,000

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(19)(25)	Warrants	6/9/2021	105	62,571	-

Surge Hippodrome Holdings LLC Services: Business	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	176	357,029	270,000

Surge Hippodrome Holdings LLC Services: Business	(8)(13)(18)(19)(25)	Warrants	6/9/2021	10	159,322	160,000

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(8)(9)(13)(16)(19)	Class A Units	8/28/2014	49,000	6,228,000	-

TRSO II, Inc. Energy: Oil & Gas	(8)(13)(19)	Common Stock	12/24/2012	1,228	420,289	-

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	90	250,957	268,722

World Business Lenders, LLC Banking, Finance, Insurance & Real Estate	(13)(19)	Common Stock	6/9/2021	49,209	-	-

Total Investment in Equity Securities (8% of net asset value at fair value)				12,879,663	$30,344,541	$22,386,600

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.0%, 1/28 maturity	6/4/2013	23.3%	5,766,803	3,198,642
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 5.5%, 4/30 maturity	5/6/2014	22.2%	9,735,921	5,435,075
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 20.5%, 11/28 maturity	10/10/2013	6.8%	1,138,560	1,305,200
Catamaran CLO 2014-2 Ltd.(3)(7)(13)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.7%, 4/27 maturity	5/5/2015	9.9%	3,012,589	477,373
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 8.7%, 10/31 maturity	9/27/2018	24.8%	8,842,357	6,648,000

Total Investment in CLO Fund Securities (6% of net asset value at fair value)				$34,561,828	$17,064,290

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-
Derivatives
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date		Cost	Fair Value[2]
AAPC Holdings LLC.(13)(21)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019		$-	$(1,808,195)

HDNet Holdco LLC (13)(21)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019		30,609	5,520

Total Derivatives (0% of net asset value at fair value)				$30,609	$(1,802,675)
Joint Ventures
Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$27,414,858	$22,422,334
BCP Great Lakes Holdings LP(10)(17)(18)(23) Limited Partnership	Joint Venture	12/11/2018	24%	38,647,542	38,647,542

Total Investment in Joint Ventures (23% of net asset value at fair value)				$66,062,400	$61,069,876

Total Investments[4]	$559,510,244	$518,365,644

[1]

A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2021 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2021. As noted in the table above 71.8% (based on par) of debt securities contain floors which range between 0.25% and 2.25%.

[2]	Reflects the fair market value of all investments as of June 30, 2021 as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

The aggregate cost of investments for federal income tax purposes is approximately $586 million. The aggregate gross unrealized appreciation is approximately $54 million, the aggregate gross unrealized depreciation is approximately $121 million, and the net unrealized depreciation is approximately $68 million.

[5]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[6]

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

[7]	During the second quarter of 2020, the Company was notified that this CLO Fund security will cease making distributions to the Company.
[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 86.6% of the total assets at June 30, 2021.
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

[13]	Fair value of this investment was determined using significant unobservable inputs.
[14]	As of June 30, 2021, is investment is pledged to secure the Company’s debt obligations.
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

21	Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received.
22	Information related to the Company’s derivatives is presented below as of June 30, 2021:

Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(1,808,195)	$-	$(1,808,195)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$5,520

23

Debt security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments.  See Note 8 for additional information on the Company’s commitments and contingencies.

24	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
25	This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.

26     This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Six Months Ended June 30,
	2021[4]	2020[4]
Per Share Data:
Net asset value, at beginning of period	$2.88	$3.40
Net investment income[1]	0.25	0.12
Net realized gains (losses) from investments[1]	(0.09)	(0.04)
Realized (losses) gains from extinguishment of debt[1]	(0.02)	0.0
Net change in unrealized (depreciation) appreciation on investments[1]	0.10	(0.65)
Net (decrease) increase in net assets resulting from operations	0.24	(0.57)
Net decrease in net assets resulting from distributions	(0.12)	(0.12)
Net increase (decrease) in net assets relating to stock-based transactions[6]	(0.07)	(0.01)
Net asset value, end of period	$2.93	$2.71
Total net asset value return[2]	5.9%	(16.8)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$1.91	$2.12
Per share market value at end of period	$2.38	$1.10
Total market return[3]	30.9%	(42.4)%
Shares outstanding at end of period	91,740,765	44,495,221
Net assets at end of period	$268,604,311	$120,713,655
Portfolio turnover rate[5]	31.7%	19.6%
Asset coverage ratio	171%	167%
Ratio of net investment income to average net assets (annualized)	16.4%	7.9%
Ratio of total expenses to average net assets (annualized)[6]	16.4%	14.2%
Ratio of interest expense to average net assets (annualized)	5.7%	7.0%
Ratio of non-interest expenses to average net assets (annualized)[6]	10.7%	7.3%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
[4]	Totals may not sum due to rounding.
[5]	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[6]

Incentive fees earned during the six months ended June 30, 2021, were approximately $4.4 million, none of which were waived. For the six months ended June 30, 2020, incentive fees earned were approximately $557 thousand, all of which were waived pursuant to the Externalization Agreement. Excluding the waiver, for the six months ended June 30, 2020, ratio of total expenses to average net assets (annualized) was 15.0% and the ratio of non-interest expenses to average net assets (annualized) was 8.1%.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2021, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became the Company’s investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of the Company’s common stock, directly to the Company’s stockholders. In addition, the Adviser (or its affiliate) agreed to use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of the Company’s common stock at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by the Company, to the extent necessary in order to achieve aggregate net investment income per common share of the Company for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

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

During the fourth quarter of 2020, LibreMax Intermediate Holdings, LP (“LibreMax”) sold its minority stake in the Adviser to a wholly-owned subsidiary of Mount Logan Capital Inc. (“Mount Logan”). An affiliate of BC Partners serves as administrator to Mount Logan, and certain officers and directors of the Company serve in similar capacities for Mount Logan. In addition, Mount Logan owns a minority equity stake in the Advisor, and Mount Logan owns a minority equity stake in the Company.

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction the Company’s common stock traded at a price below 75% of its net asset value, the Company was obligated to initiate an open-market stock repurchase program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced. The Board approved a stock repurchase program in March 2020.

GARS Transaction

On June 24, 2020, the Company entered into an Agreement and Plan of Merger (the “GARS Merger Agreement”) with Garrison Capital Inc., a publicly traded BDC (“GARS”), the Adviser, and a wholly-owned merger subsidiary of the Company (such transaction, the “GARS Acquisition”).

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

HCAP Acquisition and Assumption and Redemption of HCAP Notes

On December 23, 2020, the Company entered into an Agreement and Plan of Merger (the “HCAP Merger Agreement”) with Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”), the Adviser and a wholly-owned merger subsidiary (the “Acquisition Sub”) of the Company (such transaction, the “HCAP Acquisition”).

On June 9, 2021 the Company completed the HCAP Acquisition, pursuant to the terms and conditions of the HCAP Merger Agreement. To effect the acquisition, the Acquisition Sub merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the HCAP Merger Agreement, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

With respect to the merger consideration from PTMN, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of PTMN common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock (other than a Cancelled Share) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of PTMN common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of PTMN common stock.

On June 9, 2021, the Company entered into a third supplemental indenture (the “HCAP Third Supplemental Indenture”) by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), effective as of the closing of the HCAP Acquisition. The HCAP Third Supplemental Indenture relates to the Company’s assumption of $28.75 million in aggregate principal amount of HCAP’s 6.125% Notes due September 15, 2022 (the “HCAP Notes”).

Pursuant to the HCAP Third Supplemental Indenture, the Company expressly assumed the due and punctual payment of the principal of (and premium, if any) and interest, if any, on the HCAP Notes and the performance of HCAP’s covenants under the base indenture, dated as of January 27, 2015, by and between HCAP and the Trustee, as supplemented by the second supplemental indenture, dated as of August 24, 2017, by and between HCAP and the Trustee. No change of control offer was required to be made in respect of the HCAP Notes in connection with the consummation of the HCAP Acquisition.

The HCAP Notes could be redeemed by the Company at any time at par value plus accrued and unpaid interest. On July 23, 2021, the Company redeemed the entire notional amount of $28.75 million of the HCAP Notes.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Garrison Funding 2018-2 Ltd. (“GF CLO 2018-2”), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC and Great Lakes Portman Ridge Funding, LLC and HCAP ICC, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. All of the borrowings of Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC Great Lakes KCAP Funding I, LLC and HCAP ICC, LLC have been fully repaid. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings, LLC and HCAP Equity Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2021, the Company provided approximately $120.9 million to portfolio companies. Approximately $36.5 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2021, the Company held loans it has made to 144 investee companies with aggregate principal amounts of approximately $449.6 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2021 and 2020, the Company did not recognize any fee income from such or similar activities.

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

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2021, eight of our debt investments were on non-accrual status.

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period. For U.S. tax purposes, these CLO equity investments are treated as Passive Foreign Investment Companies (“PFICs”). Taxable income is provided on a PFIC statement, where income and capital gains are determined based on the U.S. shareholder's proportionate ownership of the PFIC.

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

Debt Issuance Costs and Issuance Discounts.  Debt issuance costs, including original issue discounts, represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized, presented as a reduction of debt, and amortized using the effective interest method and included as a component of interest expense over the expected term of the borrowing.

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

Expenses. The Company is externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 5 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.”

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) increase in net assets resulting from operations	$10,844,385	$3,283,694	$18,881,498	$(25,769,235)
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	77,471,692	44,610,714	79,743,607	44,716,953
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$0.14	$0.07	$0.24	$(0.58)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$0.14	$0.07	$0.24	$(0.58)

4.	INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2021 and December 31, 2020:

	June 30, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	333,708,309	351,699,217	68	304,539,184	328,845,612	68
Junior Secured Loan	76,595,157	67,905,491	13	87,977,057	75,807,477	16
Senior Unsecured Bond	416,170	42,845	0	416,170	207,766	0
CLO Fund Securities	34,561,828	17,064,290	3	45,727,813	19,582,555	4
Equity Securities	30,344,541	22,386,600	4	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	66,062,400	61,069,876	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,802,675)	—	30,609	(1,108,618)	—
Total	$559,510,244	$518,365,644	100%	$536,008,160	$486,628,831	100%

[1]	Represents percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,850,320	$11,971,389	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,844,322	11,722,521	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	29,935,358	29,939,875	6	30,074,875	31,121,723	6
Beverage, Food and Tobacco	6,217,369	6,716,524	1	9,196,359	9,100,107	2
Capital Equipment	19,635,008	18,261,954	4	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	5,219,236	5,632,081	1	6,608,887	7,230,131	1
CLO Fund Securities	34,561,828	17,064,290	3	45,727,813	19,582,555	4
Construction & Building	15,551,016	16,840,907	3	9,802,754	10,946,643	2
Consumer goods: Durable	19,319,382	21,740,256	4	32,435,115	34,858,844	7
Consumer goods: Non-durable	5,601,428	6,285,310	1	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,793,546	2,584,298	0	2,806,740	2,502,994	1
Electronics	23,515,677	25,768,940	5	28,389,620	31,564,533	6
Energy: Oil & Gas	11,353,113	5,308,757	1	13,501,691	6,878,115	1
Environmental Industries	8,225,721	8,415,813	2	3,939,764	3,585,669	1
Forest Products & Paper	1,579,613	1,352,000	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	9,811,460	9,704,148	2	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	75,826,051	69,758,865	13	83,481,401	78,823,040	16
High Tech Industries	57,264,491	59,385,279	11	32,949,892	35,052,389	7
Joint Ventures	66,062,400	61,069,876	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	7,187,923	8,202,388	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	3,011,845	3,444,268	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,237,273	4,208,879	1	3,955,772	3,901,188	1
Media: Diversified & Production	2,515,517	2,550,000	0	2,658,914	2,612,250	1
Metals & Mining	13,048,999	13,608,222	3	1,219,188	1,326,500	0
Retail	5,895,874	6,743,994	1	5,790,208	6,597,338	1
Services: Business	58,084,192	58,786,353	11	58,027,464	60,119,401	12
Services: Consumer	3,836,548	3,835,592	1	4,241,127	4,198,243	1
Telecommunications	6,323,332	6,146,701	1	8,930,322	9,023,109	2
Textiles and Leather	12,402,666	11,071,555	2	12,415,194	10,860,696	2
Transportation: Cargo	2,164,194	2,404,610	0	7,655,970	8,757,804	2
Transportation: Consumer	7,843,313	7,840,000	2	-	-	-
Total	$559,510,244	$518,365,644	100%	$536,008,160	$486,628,831	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At June 30, 2021 and December 31, 2020, the total amount of non-qualifying assets was approximately 13.4% and 13.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 9.4% and 8.2%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.6% and 3.3% of its total assets on such dates, respectively.

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

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

In January 2021, the Company sold $10.1 million notional amount of the subordinated notes of Catamaran 2016-1 for $3.3 million.

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

Affiliate Investments:

The following table details investments in affiliates at June 30, 2021 (unaudited):

	Industry Classification	Fair Value of December 31, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of June 30, 2021	Principal / Shares at June 30, 2021	Interest Income	Dividend Income
Asset Manager Affiliates(2)(3)(5)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(2)(3)(4)(7)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(2)(3)(4)	Energy: Oil & Gas	207,766	—		—	(165,974)	—	41,792	699,199	—	—
Flight Lease VII (3)(5)	Aerospace and Defense
KCAP Freedom 3, LLC (2)(4)	Joint Venture	19,748,808	—	—	—	2,673,526	—	22,422,334	24,720,000	—	1,225,859
Total controlled affiliates		19,956,574	—	—	—	2,507,552	—	22,464,126	43,259,429	—	1,225,859

BCP Great Lakes Holdings LP(6)(8)	Joint Venture	29,600,355	11,129,943	—	—	417,245	—	38,647,542	36,191,108	—	813,408
Flight Lease XII(2)(3)(6)	Aerospace and Defense	—	529,787	—	—	37,498	—	567,285	1,000	—	—
Kleen-Tech Acquisition, LLC(2)(3)(6)	Services: Business	—	1,264,409	—	—	89,495	—	1,353,904	250,000	—	—
Northeast Metal Works LLC(2)(3)(6)	Metals & Mining	—	11,800,520	228,671	—	448,646	(218,277)	12,259,560	13,931,318	68,000	—
Northeast Metal Works LLC(2)(3)(6)	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
BMP Slappey Holdco, LLC(2)(3)(6)	Telecommunications	—	466,949	—	—	4,603	—	471,552	200,000	—	—
BMP Slappey Holdco, LLC(2)(3)(6)	Telecommunications	—	207,666	—	—	2,047	—	209,713	88,946	—	—
Surge Hippodrome Holdings LLC(2)(3)(6)	Services: Business	—	4,808,713	12,470	—	327,597	—	5,148,780	5,460,000	45,045	—
Surge Hippodrome Holdings LLC(2)(3)(6)	Services: Business	—	357,029	—	—	(87,029)	—	270,000	176	—	—
Surge Hippodrome Holdings LLC(2)(3)(6)	Services: Business	—	159,322	—	—	678	—	160,000	10	—	—
VTK Acquisition, Inc.(2)(3)(6)	Capital Equipment	—	1,428,956	11,498	—	89,653	—	1,530,106	1,536,097	6,048	—
VTK Acquisition, Inc.(2)(3)(6)	Capital Equipment	—	2,412,592	40,591	—	143,532	(836)	2,595,880	2,800,000	14,538	—
VTK Acquisition, Inc.(2)(3)(6)	Capital Equipment	—	250,959	—	—	17,763	—	268,722	90	—	—
Navex Topco, Inc.(2)(3)(6)	Electronics	7,488,250	—	41,693	—	3,236	—	7,533,180	7,700,000	275,675	—
Zest Acquisition Corp.(2)(3)(6)	Healthcare, Education and Childcare	3,291,400	—	1,396	—	137,204	—	3,430,000	3,500,000	149,576	—
GIG Rooster Holdings I, LLC (1)(2)	Energy: Oil & Gas	123,354	—	—	—	(44,154)	—	79,200	99	—	—
Total Non-controlled affiliates		40,503,359	34,816,845	336,320	—	1,588,014	(219,113)	74,525,424	71,661,213	558,883	813,408

Total Affiliated Investments		$60,459,933	$34,816,845	$336,320	$—	$4,095,565	$(219,113)	$96,989,550	$114,920,642	$558,883	$2,039,267

[1]

Underlying assets of investment were liquidated in December 2020, the fair value of investment is based on future cash flow payments expected to be received. Fair value of this investment was determined using significant unobservable inputs.

[2]	Fair value of this investment was determined using significant unobservable inputs.
[3]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[4]

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

[6]

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

[7]	Number of shares held.
8	Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

The following table details investments in affiliates at December 31, 2020:

	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2020	Principal at December 31, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	—	—	—	—	$—	$—	$17,791,230	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	403,616	—		—	(195,850)	—	207,766	699,199	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,307,899	—	—	—	(1,559,091)	0	19,748,808	24,720,000	—	4,262,781
Total controlled affiliates		21,711,515	—	—	—	(1,754,941)	—	19,956,574	43,259,429	—	4,262,781

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780,068	6,337,919	—	—	(517,632)	—	29,600,355	30,077,688	—	2,648,637
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,025,536	(356,296)	480,782	(2,611,423)	(2,538,599)	—	—	11,720,000	480,782	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,379,580	(579,607)	582,206	(3,835,632)	(2,546,548)	—	—	15,160,600	582,206	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139,032	(60,226)	53,127	—	(1,131,933)	—	—	9,900,000	53,127	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514,130	(232,157)	285,634	(1,609,400)	(958,207)	—	—	4,952,000	285,634	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395,016	(1,084,589)	703,769	(3,549,000)	(2,465,197)	—	—	10,140,000	703,769	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,530,751	(1,552,728)	1,116,320	(6,655,000)	(1,439,343)	—	—	10,000,000	1,116,320	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636,090	—	83,487	—	(231,327)	—	7,488,250	7,700,000	575,477	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306,092	—	2,808	—	(17,500)	—	3,291,400	3,500,000	310,292	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422,281	(2,706,977)	—	—	—	284,696	—	—	—	—
GIG Rooster Holdings I, LLC (10)	Energy: Oil & Gas	—	(200,156)	—	—	123,354	200,156	123,354	99	—	—
Total Non-controlled affiliates		67,128,578	(434,817)	3,308,133	(18,260,455)	(11,722,931)	484,852	40,503,359	103,150,387	4,107,606	2,648,637

Total Affiliated Investments		$88,840,092	$(434,817)	$3,308,133	$(18,260,455)	$(13,477,872)	$484,852	$60,459,933	$146,409,816	$4,107,607	$6,911,418

[1]	Non-U.S. company or principal place of business outside the U.S.
[2]	A CLO Fund managed by an affiliate of LibreMax.
[3]	Fair value of this investment was determined using significant unobservable inputs.
[4]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

Investments in Joint Ventures:

For the three months ended June 30, 2021 and 2020, the Company recognized $2.5 million and $1.0 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2021 and 2020, the Company recognized $4.6 million and $2.6 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $61.1 million and $49.3 million, respectively.

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

During the second quarter of 2021, the Company contributed an additional $2.5 million cash investment, increasing its equity ownership interest to 62.83% in the Joint Venture. The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Cash	$2,500,000	$—
Investment at fair value	31,928,079	31,404,100
Total Assets	$34,428,079	$31,404,100
Total Liabilities	$182,389	$167,389
Total Equity	34,245,690	31,236,711
Total Liabilities and Equity	$34,428,079	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income	$1,764,197	$1,178,220	$3,299,036	$2,395,633
Operating expenses	—	11,500	16,155	31,500
Net investment income	1,764,197	1,166,720	3,282,881	2,364,133
Unrealized appreciation on investments	(436,087)	3,835,990	1,329,918	(7,363,326)
Net income	$1,328,110	$5,002,710	$4,612,799	$(4,999,193)

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$38,180,274	$31,928,079
Total Investments			$38,180,274	$31,928,079

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2021 and December 31, 2020 was $38.6 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2021 and December 31, 2020, the Company has a $11.4 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2021 (unaudited) and December 31, 2020, respectively:

	As of June 30, 2021
			(Unaudited)
	Level I	Level II	Level III	NAV	Total
Debt securities	—	64,025,882	355,621,671	—	419,647,553
CLO Fund securities	—	—	17,064,290	—	17,064,290
Equity securities	1,549,296	—	20,837,304	—	22,386,600
Joint Ventures	—	—	22,422,334	38,647,542	61,069,876
Derivatives	—	—	(1,802,675)	—	(1,802,675)
Total	$1,549,296	$64,025,882	$414,142,924	$38,647,542	$518,365,644

	As of December 31, 2020
	Level I	Level II	Level III	NAV	Total
Debt securities	—	70,615,841	334,245,014	—	404,860,855
CLO Fund securities	—	—	19,582,555	—	19,582,555
Equity securities	1,407,907	—	12,536,969	—	13,944,876
Joint Ventures	—	—	19,748,808	29,600,355	49,349,163
Derivatives	—	—	(1,108,618)	—	(1,108,618)
Total	$1,407,907	$70,615,841	$385,004,728	$29,600,355	$486,628,831

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2021 and December 31, 2020 was $38.6 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six Months Ended June 30, 2021
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245,014	$19,582,555	$12,536,969	$—	$19,748,808	$(1,108,618)	$385,004,728
Transfers out of Level III¹	(3,419,926)	—	(1,927,802)	—	—	—	(5,347,728)
Transfers into Level III²	25,815,569	—	—	—	1	—	25,815,570
Net accretion	16,292,455	—	—	—	—	—	16,292,455
Purchases	240,546,276	—	8,300,165	—	2,500,000	—	251,346,442
Sales/Paydowns/Return of Capital	(249,883,746)	(5,842,501)	(936,070)	—	—	(440,000)	(257,102,317)
Total realized gain (loss) included in earnings	(3,567,188)	(5,323,484)	—	—	—	440,000	(8,450,672)
Change in unrealized gain (loss) included in earnings	(4,406,783)	8,647,719	2,864,042	—	173,525	(694,057)	6,584,446
Balance, June 30, 2021	$355,621,671	$17,064,290	$20,837,304	$—	$22,422,334	$(1,802,674)	$414,142,924
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$8,317,497	$3,324,235	$2,926,613	$—	$173,525	$(694,057)	$14,267,526

[1]

Transfers out of Level III represent a transfer of $5.3 million relating to debt securities and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2021.

[2]

Transfers into Level III represent a transfer of $25.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $64.0 million and $70.6 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$11,210,641	Enterprise Value	Average EBITDA Multiple	3.8x-9.2x (7.3x)
Debt Securities			Recovery Rate Multiple	0.1x-1.0x (0.8x)
	317,691,793	Income Approach	Implied Discount Rate	3.9%-107.4% (11.9%)
	26,719,237	Recent Transaction	Transaction Price	97.0 - 100.0 (98.4)
	$15,337,304	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.3x (8.2x)
Equity Securities			Recovery Rate Multiple	0.0x-8.0x (0.3x)
	5,500,000	Income Approach	Implied Discount Rate	18.3%-18.8% (18.6%)
			Discount Rate	13.0%-13.5% (13.1%)
			Probability of Default	1.5%-2.5% (1.8%)
CLO Fund Securities	17,064,290	Discounted Cash Flow	Loss Severity	20.5%-35.0% (29.2%)
			Recovery Rate	65.0%-79.5% (70.8%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.0%-15.0% (14.5%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	22,422,334	Discounted Cash Flow	Loss Severity	21.5%-31.5% (26.5%)
			Recovery Rate	68.5%-78.5% (73.5%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(1,802,675)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$414,142,924

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

The following table details derivative investments at June 30, 2021 and December 31, 2020:

	June 30, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$5,520	$—	$(25,377)
Securities Swap and Option Agreement	5,500,000	(1,808,195)	440,000	(1,368,195)
Total	$5,507,656	$(1,802,675)	$440,000	$(1,393,572)
(1) Net amount included in the derivative caption on the consolidated balance sheets
	December 31, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$12,077	$—	$(18,532)
Securities Swap and Option Agreement	5,500,000	(1,120,695)	—	(1,120,695)
Total	$5,507,656	$(1,108,618)	$—	$(1,139,227)
(1) Net amount included in the derivative caption on the consolidated balance sheets

5.	RELATED PARTY TRANSACTIONS

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

Management fees for the three months ended June 30, 2021 and 2020, were approximately $1.9 million and $1.0 million, respectively. Incentive fees earned during the three months ended June 30, 2021 were approximately $2.3 million, none of which were waived pursuant to the Externalization Agreement.  Incentive fees earned during the three months ended June 30, 2020 were approximately $455 thousand, all of which were waived pursuant to the Externalization Agreement.

Management fees for the six months ended June 30, 2021 and 2020, were approximately $3.7 million and $2.0 million, respectively. Incentive fees earned during the six months ended June 30, 2021 were approximately $4.4 million, none of which were waived pursuant to the Externalization Agreement.   Incentive fees earned during the six months ended June 30, 2020 were approximately $557 thousand, all of which were waived pursuant to the Externalization Agreement.

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

The Company incurred  $0.7 million and $1.3 million, respectively, of Administrative services expense for the three and six months ended June 30, 2021.  The Company incurred $0.4 million and $0.9 million, respectively, of Administrative services expense for the three and six months ended June 30, 2020.

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

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisers or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Logan Ridge Finance Corporation, BC Partners Lending Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

6.	BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	June 30, 2021 (Unaudited)	December 31, 2020

2018-2 Secured Notes (net of discount of: 2021-$1,491,277; 2020 - $2,444,512)	$162,371,420	$249,418,186
4.875% Notes Due 2026 (net of discount of: 2021-$2,374,942; 2020 - $0, net of offering costs of: 2021-$945,249; 2020 - $0)	104,679,809	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021-$914,855; 2020 - $1,097,815)	68,156,043	48,223,083
6.125% Notes Due 2022 (HCAP Notes)	28,750,000	—
6.125% Notes Due 2022 (net of offering costs of: 2020 - $1,058,351)	—	75,667,624
	$363,957,272	$373,308,893

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2021 were 3.4% and 5.7 years, respectively, and as of December 31, 2020 were 3.0% and 6.7 years, respectively.

Notes Offering

On April 30, 2021, the Company issued $80,000,000 in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The 4.875% Notes due 2026 have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

Sale of Additional 4.875% Notes due 2026

On June 23, 2021, the Company issued $28,000,000 in aggregate principal amount of its 4.875% Notes due 2026 (the “New Notes”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The New Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $27.4 million, after deducting estimated offering expenses. The Company intends to use the net proceeds of the offering to redeem in full its HCAP Notes (as defined below), make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

The New Notes were issued under the Indenture governing the 4.875% Notes due 2026. The New Notes were issued as “Additional Notes” under the Indenture and have identical terms to Company’s $80.0 million of aggregate principal amount of 4.875% Notes due 2026 that were issued on April 30, 2021, other than the issue date. The New Notes will be treated as a single class of notes with the Company’s existing 4.875% Notes due 2026 for all purposes under the Indenture.

In connection with the issuance of the 4.875% Notes Due 2026, (including the New Notes) the Company incurred approximately $2.43 million of original issue discount, and $969 thousand of debt offering costs, both of which were being amortized over the expected term of the facility on an effective yield method.

Fair Value of 4.875% Notes Due 2026. The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $2.37 million and unamortized offering costs of approximately $945 thousand as of June 30, 2021. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.6 million at June 30, 2021. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the three and six months ended June 30, 2021 and 2020, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively.

Redemption of 6.125% Notes due 2022

On April 30, 2021, Company notified the trustee for the Company’s 6.125% Notes due 2022 of the Company’s election to redeem the $77.4 million aggregate principal amount of the 6.125% Notes due 2022 outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 6.125% Notes due 2022 in accordance with the terms of the indenture governing the 6.125% Notes due 2022. The redemption was completed on May 30, 2021. Following the redemption, none of the 6.125% Notes due 2022 remain outstanding, and they were delisted from the NASDAQ Global Select Market. In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which were being amortized over the expected term of the facility on an effective yield method. In connection with the anticipated refinancing of the 6.125% Notes Due 2022 during the first quarter of 2021, the Company wrote off approximately $1.0 million of unamortized debt offering costs which are reflected in Realized Losses on Extinguishment of Debt on the Consolidated Statement of Operations. As of December 31, 2020 there was approximately $1.1 million of unamortized debt offering costs included on the consolidated balance sheets as a reduction in the related debt liability.

During the quarter ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs $1.1 million at  December 31, 2020. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $78.1 million at  December 31, 2020. The fair value was determined based on the closing price on December 31, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were categorized as Level II under the ASC 820 Fair Value.

Assumption of HCAP Notes

In connection with the closing of the HCAP Acquisition, on June 9, 2021, the Company entered into the HCAP Third Supplemental Indenture, effective as of the closing of the HCAP Acquisition. The HCAP Third Supplemental Indenture relates to the Company’s assumption of $28.75 million in aggregate principal amount of HCAP Notes.

Pursuant to the HCAP Third Supplemental Indenture, the Company expressly assumed the due and punctual payment of the principal of (and premium, if any) and interest, if any, on the HCAP Notes and the performance of HCAP’s covenants under the base indenture, dated as of January 27, 2015, by and between HCAP and the Trustee, as supplemented by the second supplemental indenture, dated as of August 24, 2017, by and between HCAP and the Trustee. The HCAP Notes could be redeemed by the Company at any time at par value plus accrued and unpaid interest. No change of control offer was required to be made in respect of the HCAP Notes in connection with the consummation of the HCAP Acquisition.

The Company redeemed the entire notional amount of $28.75 million of the HCAP Notes on July 23, 2021. See Note 13 below for more information regarding the redemption of the HCAP Notes.

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

At June 30, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC debt outstanding was approximately $68.2 million at June 30, 2021 and categorized as Level III under the ASC 820 Fair Value Hierarchy

For the three months ended June 30, 2021 and 2020 interest and fees expense related to the Revolving Credit Facility was approximately $0.8 million and $1.1 million, respectively.  For the six months ended June 30, 2021 and 2020 interest and fees expense related to the Revolving Credit Facility was approximately $1.7 million and $2.1 million, respectively.

2018-2 Secured Notes

June 30, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,587,410	90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,371,420	$163,862,698
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

The CLO was executed by GF CLO 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the

Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

During the first quarter of 2021, the Company redeemed approximately $88 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of June 30, 2021 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of June 30, 2021. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of June 30, 2021, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
March 31, 2021(7)	309,660	1,699	—	N/A
June 30, 2021(8)	369,684	1,711	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(8)

As of June 30, 2021, the Total Amount Outstanding Exclusive of Treasury Securities consisted of HCAP Notes of $28.8 million, 4.875% Notes due 2026 of $108 million, Revolving Credit Facilities of $69.1 million and 2018-2 Secured Notes of $163.9 million.

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
The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$18,881,498	$(25,769,235)
Net change in unrealized depreciation (appreciation) from investments	(8,234,727)	29,359,742
Net realized losses	9,276,486	1,775,191
Book/tax differences on CLO equity investments	2,463,601	479,839
Book/tax differences related to mergers	(12,011,221)	—
Other book/tax differences	949,875	615,647
Taxable income before deductions for distributions	$11,325,512	$6,461,184
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.14	$0.14
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.14	$0.14

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and six months ended June 30, 2021, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At June 30, 2021, the Company had a net capital loss carryforward of $369.7 million to offset net capital gains. This net capital loss carryforward is not subject to expiration.  A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the six months ended June 30, 2021, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of June 30, 2021, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets.  The taxable subsidiaries have, in aggregate, approximately $826 thousand of deferred tax liabilities (primarily due to net operating loss and capital loss carryovers) and no deferred tax liabilities.  The Company has assessed the realizability of the deferred tax assets and recorded a full valuation allowance as of June 30, 2021. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2021 and December 31, 2020, the Company had $36.5 million and $32.9 million outstanding unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2021 and December 31, 2020, the Company had a $11.4 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

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

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820.  As of June 30, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

		Par Value
Portfolio Company	Investment	June 30, 2021
AMCP Pet Holdings, Inc.	Senior Secured Loan — Delayed Draw Term Loan	$1,000,000
AMCP Pet Holdings, Inc.	Senior Secured Loan — Revolving Loan	750,000
Analogic Corporation	Senior Secured Loan — Revolver	202,233
Anthem Sports & Entertainment Inc.	Senior Secured Loan — Revolving Loan	875,000
BCP Great Lakes Holdings LP	Joint Venture	11,352,458
Bristol Hospice	Senior Secured Loan — Delayed Draw Term Loan	821,918
Centric Brands Inc.	Senior Secured Loan — Revolver	692,109
Circustrix Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan	11,472
Coastal Screen and Rail, LLC	Senior Secured Loan — Revolver	850,000
Datalink, LLC	Senior Secured Loan — Delayed Draw Term Loan (First Lien)	525,000
Global Integrated Flooring Systems Inc.	Senior Secured Loan — Revolver	42,857
Location Services Holdings, LLC	Senior Secured Loan — Revolving Credit	1,458,333
Luminii LLC	Senior Secured Loan — Revolver	171,737
Maxor National Pharmacy Services, LLC	Senior Secured Loan — Revolver	585,000
Naviga Inc.	Senior Secured Loan — Delayed Draw Term Loan	301,567
Priority Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan	3,604,520
PromptCare Companies, The	Senior Secured Loan — Second Delayed Draw Term Loan	100,364
Redstone Holdco 2 LP	Junior Secured Loan — Second Delayed Draw Term Loan	2,186,667
Ritedose Holdings I, Inc	Senior Secured Loan — Revolver	537,175
Surge Busy Bee Holdings LLC	Senior Secured Loan — Revolver	450,000
TA/Weg Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan	10,000,000
TLE Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan	1,883
Total Unfunded Portfolio Company Commitments		$36,520,291

9.	STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$751,642	$638,459,548	$(422,947,327)	$216,263,863
Net investment income	—	—	8,212,517	8,212,517
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,920,751)	(6,920,751)
Net change in unrealized appreciation on investments	—	—	6,745,349	6,745,349
Distributions to Stockholders	—	—	(4,509,854)	(4,509,854)
Reinvested Dividends	309	63,675	—	63,984
Balance at March 31, 2021	$751,951	$638,523,223	$(419,420,066)	$219,855,108
Net investment income	—	—	11,710,742	11,710,742
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,355,735)	(2,355,735)
Net change in unrealized appreciation on investments	—	—	1,489,378	1,489,378
Distributions to Stockholders	—	—	(4,594,587)	(4,594,587)
Reinvested Dividends	690	164,334	—	165,024
Stock-repurchase	(1,572)	(378,332)	—	(379,904)
Private placement	13,813	4,005,784	—	4,019,597
HCAP purchase (net of offering expenses)	152,525	38,542,164	—	38,694,689
Balance, June 30, 2021	$917,407	$680,857,173	$(413,170,269)	$268,604,311

	Six Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$448,297	$451,353,379	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	177	36,907	—	37,084
Stock-repurchase	(1,215)	(122,114)	—	(123,330)
Balance at March 31, 2020	$447,259	$451,268,171	$(331,345,818)	$120,369,612
Net investment income	—	—	2,599,906	2,599,906
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(881,151)	(881,151)
Net change in unrealized appreciation on investments	—	—	1,564,939	1,564,939
Distributions to Stockholders	—	—	(2,683,782)	(2,683,782)
Reinvested Dividends	232	27,894	—	28,126
Stock-repurchase	(2,539)	(281,456)	—	(283,995)
Balance, June 30, 2020	$444,952	$451,014,609	$(330,745,906)	$120,713,655

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2021, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the second quarter of 2021, the Company repurchased 157,182 of its shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $380 thousand. There were no share repurchases during the first quarter of 2021. During the three and six months ended June 30, 2020, the Company repurchased 253,896 and 375,444 shares, respectively under the Stock Repurchase Program at an aggregate cost of approximately $284 thousand and $407 thousand.

As provided for in the Externalization Agreement, during the second quarter of 2021, the Advisor reinvested approximately $4.0 million cash, representing incentive fees received from the Company, and the Company issued 1,381,305 shares of stock to the Advisor in a private placement. The stock was issued at the Company’s most recently determined net asset value.

During the three months ended June 30, 2021 and 2020, the Company issued 69,048 and 23,245, shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2021  and 2020, the Company issued 99,959 and 40,989 shares, respectively, of common stock under its dividend reinvestment plan.  The total number of shares of the Company’s common stock outstanding as of June 30, 2021 and December 31, 2020 was 91,740,765 and 75,164,230, respectively.

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2019, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2021, the Company had no remaining compensation costs related to unvested stock based awards.

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

The Company also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized during the three and six months ended June 30, 2020.

12.	ACQUISITIONS OF OHA INVESTMENT CORPORATION, GARRISON CAPITAL INC. AND HARVEST CAPITAL CREDIT CORPORATION

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

Pursuant to the merger agreement, if at any time within one year after the closing date of the transaction our common stock  traded at a price below 75% of its net asset value, we were obligated to initiate a share buyback program of up to $10 million to support the trading price of the combined entity for up to one year from the date such program is announced.

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

HCAP Acquisition and Assumption and Redemption of HCAP Notes

On December 23, 2020, the Company entered into an Agreement and Plan of Merger (the “HCAP Merger Agreement”) with Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”), the Adviser and a wholly-owned merger subsidiary (the “Acquisition Sub”) of the Company (such transaction, the “HCAP Acquisition”).

On June 8, 2021 the Company completed the HCAP Acquisition, pursuant to the terms and conditions of the HCAP Merger Agreement. To effect the acquisition, the Acquisition Sub merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the HCAP Merger Agreement, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18,537,512.65 in cash payable by Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

With respect to the merger consideration from PTMN, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of PTMN common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock

(other than Cancelled Shares) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of PTMN common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of PTMN common stock.

The HCAP Acquisition was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805-50. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including $2.15 million of cash payment (deemed capital contribution) paid at closing directly to shareholders of HCAP from the Adviser, was allocated to the HCAP investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. Immediately following the acquisition of HCAP, the Company recorded HCAP net assets at their respective fair values and, as a result, the purchase discount was allocated to the cost basis of the HCAP investments acquired and was immediately recognized as unrealized gain on the Company's Consolidated Statement of Operations. The purchase discount was allocated to the acquired investments on a relative fair value basis and, for performing debt investments, will amortize over the life of the investments through interest income with a corresponding reversal of the unrealized appreciation on the HCAP investments acquired through their maturity. Upon the sale of any of the HCAP acquired investments, the Company will recognize a realized gain or a reduction in realized losses with a corresponding reversal of the unrealized losses.

Common stock issued by the Company (1)	$37,063,461
Cash consideration to HCAP shareholders (2)	20,687,513
Transaction costs (excluding offering costs $518,774)	881,226
Total purchase consideration	58,632,200
Assets acquired:
Investments, at fair value (amortized cost of $53,811,838)	$57,620,640
Cash	32,118,574
Interest receivable	431,454
Other assets	2,664,932
Total assets acquired	92,835,600
Liabilities assumed:
Debt	28,750,000
Other liabilities	1,644,600
Total liabilities assumed	30,394,600
Net assets acquired	62,441,000
Total purchase discount	$(3,808,800)
(1)	Based on the market price at closing of $2.43 as of June 9, 2021 and the 15,252,453 shares of common stock issued by the Company in conjunction with the merger.
(2)	Approximately $18.5 million cash consideration paid by the Company plus $2.15 million cash payment paid at closing directly to shareholders of HCAP from the Adviser.

On June 9, 2021, the Company entered into the HCAP Third Supplemental Indenture, effective as of the closing of the HCAP Acquisition. The HCAP Third Supplemental Indenture relates to the Company’s assumption of $28.75 million in aggregate principal amount of the HCAP Notes.

Pursuant to the HCAP Third Supplemental Indenture, the Company expressly assumed the due and punctual payment of the principal of (and premium, if any) and interest, if any, on the HCAP Notes and the performance of HCAP’s covenants under the base indenture, dated as of January 27, 2015, by and between HCAP and the Trustee, as supplemented by the second supplemental indenture, dated as of August 24, 2017, by and between HCAP and the Trustee. No change of control offer was required to be made in respect of the HCAP Notes in connection with the consummation of the HCAP Acquisition.

The HCAP Notes could be redeemed by the Company at any time at par value plus accrued and unpaid interest. On July 23, 2021, the Company redeemed the entire notional amount of $28.75 million of the HCAP Notes.

13.	SUBSEQUENT EVENTS

On August 4, 2021, our Board declared a cash distribution of $0.06 per share of common stock. The distribution is payable on August 31, 2021 to stockholders of record at the close of business as of August 17, 2021.

On June 24, 2021, the Company notified the trustee for the Company’s HCAP Notes of the Company’s election to redeem the $28.75 million aggregate principal amount of the HCAP Notes outstanding, and instructed the trustee to provide notice of such redemptions to the holders of such notes in accordance with the terms of the indenture governing the HCAP Notes. The Company completed the redemption on July 23, 2021. Following the redemption, none of the HCAP Notes remain outstanding, and they were delisted from the NASDAQ Global Select Market.

On August 4, 2021, the Company’s Board approved a reverse stock split of its common stock (the “Reverse Stock Split”) at the ratio of 1-10. As a result of the Reverse Stock Split, every 10 shares of the Company’s outstanding common stock will be automatically combined into one share of outstanding common stock. Any fractional shares to be received as a result of the Reverse Stock Split will be redeemed for cash. The Company expects to complete the Reverse Stock Split in the third quarter of 2021.

The Company has evaluated events and transactions occurring subsequent to June 30, 2021 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

During the fourth quarter of 2020, LibreMax sold its minority stake in the Adviser to a wholly-owned subsidiary of Mount Logan. An affiliate of BC Partners serves as administrator to Mount Logan, and certain officers and directors of the Company serve in similar capacities for Mount Logan. In addition, Mount Logan owns a minority equity stake in the Advisor, and Mount Logan owns a minority equity stake in the Company.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In November 2020, the Adviser purchased approximately $570 thousand newly issued shares of our common stock in connection therewith, and in May 2021, the Adviser purchased approximately $4.0 million of newly issued shares of our common stock in connection therewith. In both cases, the shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Advisor to use incentive fees to purchase shares expired on April 1, 2021. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

HCAP Acquisition and Assumption and Redemption of HCAP Notes

On December 23, 2020, we entered into an Agreement and Plan of Merger (the “HCAP Merger Agreement”) with Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”), the Adviser and a wholly-owned merger subsidiary (the “Acquisition Sub”) of the Company (such transaction, the “HCAP Acquisition”).

On June 9, 2021 the Company completed the HCAP Acquisition, pursuant to the terms and conditions of the HCAP Merger Agreement. To effect the acquisition, the Acquisition Sub merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the HCAP Merger Agreement, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

With respect to the merger consideration from PTMN, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of PTMN common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock (other than Cancelled Shares) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of PTMN common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of PTMN common stock.

On June 9, 2021, the Company entered into a third supplemental indenture (the “HCAP Third Supplemental Indenture”) by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), effective as of the closing of the HCAP Acquisition. The HCAP Third Supplemental Indenture relates to the Company’s assumption of $28.75 million in aggregate principal amount of HCAP’s 6.125% Notes due September 15, 2022 (the “HCAP Notes”).

Pursuant to the HCAP Third Supplemental Indenture, the Company expressly assumed the due and punctual payment of the principal of (and premium, if any) and interest, if any, on the HCAP Notes and the performance of HCAP’s covenants under the base indenture, dated as of January 27, 2015, by and between HCAP and the Trustee, as supplemented by the second supplemental indenture, dated as of August 24, 2017, by and between HCAP and the Trustee. No change of control offer was required to be made in respect of the HCAP Notes in connection with the consummation of the HCAP Acquisition.

The HCAP Notes could be redeemed by the Company at any time at par value plus accrued and unpaid interest. On July 23, 2021, the Company redeemed the entire notional amount of $28.75 million of the HCAP Notes.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2021 (unaudited) and for the year ended December 31, 2020 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	380,765,492	—	4,937,711	—	14,098,055	—	399,801,258
Pay-downs / pay-offs / sales	(198,364,694)	(4,432,200)	(1,515,936)	—	(7,760,136)	(976,968)	(213,049,934)
Net accretion of interest	8,228,390	3,541,296	—	—	—	—	11,769,686
Net realized gains (losses)	7,616,860	—	(989,131)	—	—	976,968	7,604,698
Increase (decrease) in fair value	19,811,899	(11,494,743)	1,647,812	—	(2,076,723)	(1,075,182)	6,813,063
Fair Value at December 31, 2020 2021 Activity (unaudited):	404,860,855	19,582,555	13,944,876	—	49,349,163	(1,108,618)	486,628,832
Purchases / originations / draws	140,604,432	—	11,002,832	—	21,689,821	—	173,297,084
Pay-downs / pay-offs / sales	(136,640,645)	(5,842,501)	(6,254,652)	—	(10,559,879)	(440,000)	(159,737,677)
Net accretion of interest	17,224,036	—	4,862	—	—	—	17,228,898
Net realized gains (losses)	(3,555,414)	(5,323,484)	997,798	—	—	440,000	(7,441,100)
Increase (decrease) in fair value	(2,845,710)	8,647,719	2,690,885	—	590,770	(694,057)	8,389,606
Fair Value at June 30, 2021	$419,647,553	$17,064,290	$22,386,600	$—	$61,069,876	$(1,802,675)	$518,365,644

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

The following table shows the Company’s portfolio by security type at June 30, 2021 and December 31, 2020:

	June 30, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	333,708,309	351,699,217	68	304,539,184	328,845,612	68
Junior Secured Loan	76,595,157	67,905,491	13	87,977,057	75,807,477	16
Senior Unsecured Bond	416,170	42,845	0	416,170	207,766	0
CLO Fund Securities	34,561,828	17,064,290	3	45,727,813	19,582,555	4
Equity Securities	30,344,541	22,386,600	4	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	66,062,400	61,069,876	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,802,675)	—	30,609	(1,108,618)	—
Total	$559,510,244	$518,365,644	100%	$536,008,160	$486,628,831	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,850,320	$11,971,389	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,844,322	11,722,521	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	29,935,358	29,939,875	6	30,074,875	31,121,723	6
Beverage, Food and Tobacco	6,217,369	6,716,524	1	9,196,359	9,100,107	2
Capital Equipment	19,635,008	18,261,954	4	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	5,219,236	5,632,081	1	6,608,887	7,230,131	1
CLO Fund Securities	34,561,827	17,064,290	3	45,727,813	19,582,555	4
Construction & Building	15,551,016	16,840,907	3	9,802,754	10,946,643	2
Consumer goods: Durable	19,319,382	21,740,256	4	32,435,115	34,858,844	7
Consumer goods: Non-durable	5,601,428	6,285,310	1	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,793,546	2,584,298	0	2,806,740	2,502,994	1
Electronics	23,515,677	25,768,940	5	28,389,620	31,564,533	6
Energy: Oil & Gas	11,353,113	5,308,757	1	13,501,691	6,878,115	1
Environmental Industries	8,225,721	8,415,813	2	3,939,764	3,585,669	1
Forest Products & Paper	1,579,613	1,352,000	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	9,811,460	9,704,148	2	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	75,826,051	69,758,865	13	83,481,401	78,823,040	16
High Tech Industries	57,264,491	59,385,279	11	32,949,892	35,052,389	7
Joint Ventures	66,062,400	61,069,875	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	7,187,923	8,202,388	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	3,011,845	3,444,268	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,237,273	4,208,879	1	3,955,772	3,901,188	1
Media: Diversified & Production	2,515,517	2,550,000	0	2,658,914	2,612,250	1
Metals & Mining	13,048,999	13,608,222	3	1,219,188	1,326,500	0
Retail	5,895,874	6,743,994	1	5,790,208	6,597,338	1
Services: Business	58,084,192	58,786,353	11	58,027,464	60,119,401	12
Services: Consumer	3,836,548	3,835,592	1	4,241,127	4,198,243	1
Telecommunications	6,323,332	6,146,701	1	8,930,322	9,023,109	2
Textiles and Leather	12,402,666	11,071,555	2	12,415,194	10,860,696	2
Transportation: Cargo	2,164,194	2,404,610	0	7,655,970	8,757,804	2
Transportation: Consumer	7,843,313	7,840,000	2	-	-	-
Total	$559,510,244	$518,365,644	100%	$536,008,160	$486,628,831	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 8.4% and 7.8%, respectively. At June 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 8.3% and 7.7%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at June 30, 2021 was spread across 29 different industries and 191 different entities with an average par balance per entity of approximately $3.1 million. As of June 30, 2021, eight of our investments were on non-accrual status. As of December 31, 2020, eight of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At June 30, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 13.4% and 13.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in joint ventures, in the aggregate representing approximately 9.4% and 8.2%, of the total assets as of June 30, 2021 and December 31, 2020, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.6% and 3.3% of total assets on such dates, respectively.

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

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO fund investments were reclassified from CLO funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. In the fourth quarter of 2020, Libremax disposed of its equity interest in the Adviser and as a result, CLO funds managed by Libremax or its affiliates were reclassified to CLO funds managed by non-affiliates. As of June 30, 2021, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at June 30, 2021 and December 31, 2020, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2021 and December 31, 2020, we had approximately $17.1 million and $19.6 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of June 30, 2021 and December 31, 2020 are as follows:

			June 30, 2021		December 31, 2020 [2]
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	5,766,803	3,198,642	6,219,310	2,611,423
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,735,921	5,435,075	9,998,258	3,835,632
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,138,560	1,305,200	1,272,501	1,322,100
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,065,598	—
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	3,012,589	477,373	4,141,981	1,609,400
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	—	—	8,872,484	3,549,000
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,842,357	6,648,000	9,157,681	6,655,000
Total			$34,561,828	$17,064,290	$45,727,813	$19,582,555

[1]	Represents percentage of class held at June 30, 2021.
[2]	As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. It is also possible, based upon the severe economic consequences resulting from the COVID 19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. As of June 30, 2021, three of the four CLO funds whose distributions to the Company had been temporarily interrupted in 2020 have resumed making distributions to the Company. The estimated timing and amount of future distributions, if any, from such other CLO Fund Securities is uncertain.

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

During the second quarter of 2021, the Company contributed an additional $2.5 million cash investment to the Joint Venture, increasing its equity ownership interest to 62.83% in the Joint Venture. While we own a 62.83% interest in the Joint Venture, the Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Cash	$2,500,000	$—
Investment at fair value	31,928,079	31,404,100
Total Assets	$34,428,079	$31,404,100
Total Liabilities	$182,389	$167,389
Total Equity	34,245,690	31,236,711
Total Liabilities and Equity	$34,428,079	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income	$1,764,197	$1,178,220	$3,299,036	$2,395,633
Operating expenses	—	11,500	16,155	31,500
Net investment income	1,764,197	1,166,720	3,282,881	2,364,133
Unrealized appreciation on investments	(436,087)	3,835,990	1,329,918	(7,363,326)
Net income	$1,328,110	$5,002,710	$4,612,799	$(4,999,193)

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$38,180,274	$31,928,079
Total Investments			$38,180,274	$31,928,079

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

The fair value of our investment in the BCP Great Lakes Partnership at June 30, 2021 and December 31, 2020 was $38.6 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2021 and December 31, 2020, we have a $11.4 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2021 and 2020.

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

Asset Manager Affiliates. Our Asset Manager Affiliates was deemed to have no value at June 30, 2021 and December 31, 2020. There were no distributions from the Asset Manager Affiliates during 2020 and the first quarter of 2021. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of each of June 30, 2021 and December 31, 2020.

Investment in Joint Ventures. For the three months ended June 30, 2021 and 2020, the Company recognized $2.5 million and $1.0 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2021 and 2020, the Company recognized  $4.6 million and $2.6 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2021 and December 31, 2020, the fair value of our investments in Joint Ventures was approximately $61.1 million and $49.3 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2021 and 2020 was approximately $21.5 million and $7.3 million, respectively. Of these amounts, approximately $18.0 million and $5.2 million, respectively was attributable to interest income on our Debt Securities Portfolio.

Investment income for the six months ended June 30, 2021 and 2020 was approximately $39.8 million and $15.1 million, respectively. Of these amounts, approximately $33.2 million and $10.1 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At June 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 8.4% and 10.9%, respectively. At June 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 8.3% and 9.0%, respectively.

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

For the three months ended June 30, 2021 and 2020, approximately $0.8 million and $0.9 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2021 and 2020, approximately $1.5 million and $2.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $3.9 million and $2.6 million of taxable distributable income on distributions from our CLO Fund Securities during the six months ended June 30, 2021 and 2020, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees and Incentive Fees. Management fees for the three months ended June 30, 2021 and 2020, were approximately $1.9 million and $1.0 million, respectively. Incentive fees earned during the three months ended June 30, 2021 were approximately $2.3 million, none of which were waived pursuant to the Externalization Agreement.  Incentive fees earned during the three months ended June 30, 2020 were approximately $455 thousand, all of which were waived pursuant to the Externalization Agreement.

Management fees for the six months ended June 30, 2021 and 2020, were approximately $3.7 million and $2.0 million, respectively. Incentive fees earned during the six months ended June 30, 2021 were approximately $4.4 million, none of which were waived pursuant to the Externalization Agreement.   Incentive fees earned during the six months ended June 30, 2020 were approximately $557 thousand, all of which were waived pursuant to the Externalization Agreement.

During the second quarter of 2021, the Advisor reinvested approximately $4.0 million of incentive fees in newly issued shares of our common stock in connection therewith the Externalization Agreement. The shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Advisor to use incentive fees to purchase shares expired on April 1, 2021.

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

For the three months ended June 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $3.5 million and $2.4 million, respectively, on average debt outstanding of $344 million and $149 million, respectively.

       For the six months ended June 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $6.9 million and $4.7 million, respectively.

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

Professional Fees, Administrative Services Expense and General Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services and other costs.

For the three months ended June 30, 2021 and 2020, respectively, professional fees and insurance expenses totaled approximately $0.9 million and $0.7 million. For the three months ended June 30, 2021 and 2020, Administrative services expenses incurred pursuant to the Administration Agreement was approximately $0.7 million and $0.4 million, respectively. Other general and administrative costs totaled approximately $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020, professional fees and insurance expenses totaled approximately $2.6 million and $1.7 million respectively.

Total expenses for the six months ended June 30, 2021 and 2020 were approximately $19.9 million and $9.7 million, respectively. For the six months ended June 30, 2020, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to a non-cash impairment charge to write down the value of the right-of-use asset for the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of the lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the six months ended June 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $6.9 million and $4.7 million, respectively, on average debt outstanding of $340 million and $154 million, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2021 net investment income and net realized gains were approximately $9.4 million, or $0.12 per share. For the three months ended June 30, 2020, net investment income and net realized losses were approximately $1.7 million, or $0.04 per share. For the six months ended June 30, 2021, net investment income and net realized losses were approximately $12.5 million, or $0.16 per share. For the six months ended June 30, 2020, net investment income and net realized gains were approximately $3.4 million, or $0.08 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the six months ended June 30, 2021, GAAP-basis net investment income was approximately $19.9 million or $0.25 per share, while tax-basis distributable income was approximately $11.3 million or $0.14 per share. For the six months ended June 30, 2020, GAAP-basis net investment income was approximately $5.4 million or $0.12 per basic share, while tax-basis distributable income was approximately $6.5 million or $0.14 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the six months ended June 30, 2021, our total investments had net unrealized appreciation of approximately $8.2 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $8.6 million, unrealized appreciation on equity securities of approximately $2.7 million, an unrealized appreciation of $0.6 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $3.0 million, and unrealized depreciation of $0.7 million on our derivatives. During the six months ended June 30, 2020, our total investments had net unrealized depreciation of approximately $29.4 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $14.6 million, unrealized appreciation on equity securities of approximately $74 thousand, an unrealized depreciation of $5.8 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $8.5 million and unrealized depreciation of $0.5 million on our derivatives.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2021 was $18.9 million, or $0.24 per basic share. Net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2020 was $25.8 million, or $0.58 per share.

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

As of June 30, 2021 and December 31, 2020 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2021	December 31, 2020
Cash and cash equivalents	$65,655,197	$6,990,008
Restricted Cash	47,617,658	75,913,411
Senior Secured Loan	351,699,217	328,845,612
Junior Secured Loan	67,905,491	75,807,477
Senior Unsecured Bond	42,845	207,766
CLO Fund Securities	17,064,290	19,582,555
Equity Securities	22,386,600	13,944,876
Joint Ventures	61,069,876	49,349,163
Derivatives	(1,802,675)	(1,108,618)
Total	$631,638,499	$569,532,250

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2021, we had approximately $370 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 171%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

On April 30, 2021, the Company issued $80,000,000 in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The 4.875% Notes due 2026 have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

June 23, 2021 the Company closed a private placement of $28.0 million in aggregate principal amount of 4.875% senior unsecured notes due 2026. These notes have identical terms to the Company’s $80.0 of aggregate principal amount of 4.875% Notes due 2026 that were issued on April 30, 2021 (collectively, the 4.875% Notes due 2026). The net proceeds to the Company were approximately $27.4 million, after deducting payment of fees and estimated offering expenses. The Notes bear an interest rate of 4.875% per year, payable semiannually and will mature on April 30, 2026 and may be repaid in whole or in part, at Portman Ridge’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. The Company intends to use the net proceeds of the private placement to redeem in full its 6.125% Senior Unsecured Notes due September 2022 assumed in connection with the recent merger with HCAP (the “HCAP Notes”), make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

During the three months ended March 31, 2020, the Company repurchased approximately $573 thousand of principal amount of the 6.125% Notes Due 2022 at a cost of approximately $419 thousand, resulting in a realized gain on extinguishment of approximately $154 thousand. The Company subsequently surrendered these notes to the Trustee for cancellation. On April 30, 2021, Company notified the trustee for the Company’s 6.125% Notes due 2022 of the Company’s election to redeem the $77.4 million aggregate principal amount of the 6.125% Notes due 2022 outstanding and instructed the trustee to provide notice of such redemption to the holders of the 6.125% Notes due 2022 in accordance with the terms of the indenture governing the 6.125% Notes due 2022. The redemption was completed on May 30, 2021. Following the redemption, none of the 6.125% Notes due 2022 remain outstanding, and they were delisted from the NASDAQ Global Select Market.

HCAP Notes

In connection with the HCAP Acquisition, the Company assumed $28.75 million of HCAP Notes. These notes were redeemed in full on July 23, 2021.

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

At June 30, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

2018-2 Secured Notes

June 30, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,587,410	90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,371,420	$163,862,698

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

The CLO was executed by GF CLO 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-

Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

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

On August 4, 2021, our Board declared a cash distribution of $0.06 per share of common stock, consistent with the current dividend policy. The distribution is payable on August 31, 2021 to shareholders of record at the close of business as of August 17, 2021.

We are also prohibited by the 1940 Act and the indenture governing our 4.875% Notes due 2026 from declaring dividends (except a dividend payable in our stock) or making distributions on our common stock, or purchasing any such stock, if, at the time of declaration or at the time of any such purchase, our asset coverage, as defined in the 1940 Act, is below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto of the 1940 Act, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and giving effect, in each case (i) to any exemptive relief granted to us by the SEC and (ii) to any no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

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

Stock Repurchase Program

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2021, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended June 30, 2021, the Company repurchased 157,182 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $380 thousand. There were no share repurchases during the first quarter of 2021. During the three months ended June 30, 2020, the Company repurchased 253,896 shares at an aggregate cost of $284 thousand. During the six months ended June 30, 2020, the Company repurchased 375,444 of shares under the Stock Repurchase Program at an aggregate cost of approximately $407 thousand.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2021 and December 31, 2020, we had approximately $36.5 million and $32.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2021 and December 31, 2020, we had a $11.4 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than one year (1)	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$369,683,596	$28,750,000	$69,070,898	$108,000,000	$163,862,698

(1)

On June 24, 2021, the Company notified the trustee for the Company’s HCAP Notes of the Company’s election to redeem the approximately $28.8 million aggregate principal amount of the HCAP Notes.  The redemption occurred on July 23, 2021.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2021, eight of our investments were on non-accrual status.

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period. For U.S. tax purposes, these CLO equity investments are treated as PFICs. Taxable income is provided on a PFIC statement, where income and capital gains are determined based on the U.S. shareholder's proportionate ownership of the PFIC.

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

On August 4, 2021, our Board declared a cash distribution of $0.06 per share of common stock. The distribution is payable on August 31, 2021 to stockholders of record at the close of business as of August 17, 2021.

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

RECENT DEVELOPMENTS

On June 24, 2021, the Company notified the trustee for the Company’s HCAP Notes of the Company’s election to redeem the approximately $28.8 million aggregate principal amount of the HCAP Notes outstanding, and instructed the trustee to provide notice of such redemptions to the holders of such notes in accordance with the terms of the indenture governing the HCAP Notes. The Company completed the redemption on July 23, 2021. Following the redemption, none of the HCAP Notes remain outstanding, and they were delisted from the NASDAQ Global Select Market.

On August 4, 2021, our Board approved a reverse stock split of our common stock (the “Reverse Stock Split”) at the ratio of 1-  10. As a result of the Reverse Stock Split, every 10 shares of our outstanding common stock will be automatically combined into one share of outstanding common stock. Any fractional shares to be received as a result of the Reverse Stock Split will be redeemed for cash. We expect to complete the Reverse Stock Split in the third quarter of 2021.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2021, approximately 75% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 71.8% of these floating rate loans contain LIBOR floors ranging between 0.25% and 2.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2021, we had $369.7 million (par value) of borrowings outstanding at a current weighted average rate of 3.4%, of which $136.8 million par value had a fixed rate and $232.9 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2021 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(1,329,253)	$58,458	$1,454,578
Decrease in interest rate	$156,178	$120,990	$85,803

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $1.3 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $58 thousand and $1.5 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% and 3% would result in an increase in net investment income of approximately $156 thousand, $121 thousand and $86 thousand, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings except as set forth below.

HCAP and certain of its officer and directors as well as JMP Group LLC were named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the “Delaware Actions”). The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group LLC and HCAP’s Chief Executive Officer concerning HCAP’s proposed merger with the Company and Acquisition Sub that resulted in the merger with and into the Company. In addition, HCAP and certain of its officer and directors, among others, were named as defendants in stockholder actions, filed in the Supreme Court of the State of New York, captioned Greg Ramanauskas v. Harvest Capital Credit Corp, et al., Case No. 651524/2021, alleging certain breaches of fiduciary duties against individual defendants and aiding and abetting claims against HCAP, the Company, Acquisition Sub, and the Adviser (the “New York State Action”) and in the Eastern District of New York, captioned Kyle Kruchok v. Harvest Capital Credit Corp., et al., Case No. 1:21-cv-01573, alleging violations of Section 14(a) of the Exchange Act against HCAP and certain officers and directors, and Section 20(a) of the Exchange Act against individual defendants (the “New York Federal Action”) (collectively with the Delaware Actions, the “Litigations”).

The complaints in the Delaware Actions and the New York State Action generally allege that the defendants breached their fiduciary duties in connection with the proposed merger and caused to be filed with the SEC an allegedly materially incomplete and misleading registration statement on Form N-14 relating to the proposed merger. The complaint in the New York Federal Action generally alleges that the defendants made materially false and misleading statements and/or omissions in the registration statement on Form N-14 relating to the proposed merger. The plaintiffs in the Litigations asked the court to enjoin the proposed merger, and to award attorneys’ fees and costs, among other relief. Further, the plaintiffs in the Delaware Actions ask the court to direct the defendants to account to plaintiffs and the putative class for all damages suffered as a result of the alleged wrongdoing. The plaintiffs in the New York Federal Action also ask for rescissory damages.

On April 19, 2021, plaintiffs in the Delaware Action filed a motion for expedited proceedings, which was subsequently withdrawn.  On June 9, 2021, HCAP merged with and into the Company with the Company as the surviving corporation.  As a result, the Company became responsible for any claims against HCAP as well as for any advancement and/or indemnification owed to the former officers and directors of HCAP.  On June 17, 2021, the plaintiffs in the New York Federal Action filed a notice of voluntary dismissal.

The Delaware Actions as well as the New York State Action remain at the early stage. We and the former HCAP officers and directors intend to defend ourselves vigorously against the allegations in the aforementioned actions to the extent they proceed. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. While we and HCAP maintain directors’ and officers’ insurance that provides coverage for claims such as those alleged in the complaints, an adverse judgment for monetary damages in excess of or outside of available insurance coverage could have a material adverse effect on our operations and liquidity.

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

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”),we did not engage in any sales of unregistered securities during the six months ended June 30, 2021, except as previously reported by us on our current reports on Form 8-K. We issued a total of 99,959 shares of common stock under our dividend reinvestment plan (“DRIP”) during the six months ended June 30, 2021. This issuance was not subject to the registration requirements of the Securities Act. For the six months ended June 30, 2021, the aggregate value of the shares of our common stock issued under our DRIP was approximately $229 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	121,548	$1.01	121,548	$9,877

April 1-June 30, 2020	253,896	$1.12	253,896	$9,593

July 1-September 30, 2020	358,959	$1.27	358,959	$9,137

October 1-December 31, 2020	—		—	$9,137

Total, December 31, 2020	734,403		734,403

March 11-March 31, 2021	—		—	$10,000

April 1-June 30, 2021 (b)	157,182	$2.42	157,182	$9,620

Total, June 30, 2021	157,182		157,182

Total	891,585		891,585

(a)

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 11, 2021, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

(b)	All repurchases made during the three months ended June 30, 2021 were made between June 1, 2021 and June 30, 2021.

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

On August 4, 2021, Andrew Devine resigned from his position as Chief Compliance Officer of the Company, effective as of such date.

On August 4, 2021, the Board of Directors of the Company appointed David Held as Chief Compliance Officer of the Company, effective as of August 4, 2021.

David Held, 51, joined BC Partners LLP in June 2021. Since June 2021, he has served as Chief Compliance Officer, Credit for BC Partners in New York City and has served as Chief Compliance Officer of Sierra Crest Investment Management. Between 2015 and 2021, he served as Chief Compliance Officer of Lyxor Asset Management Inc. Prior to his role at Lyxor Asset Management Inc., between 2012 and 2014 he served as Senior Compliance Officer at American Securities LLC in New York City and between 2008 and 2012 he served as Chief Compliance Officer at AXA Investment Managers Inc. in Greenwich, CT.  Prior to his career in compliance, he was a securities and regulatory attorney in private practice. Mr. Held holds a J.D. from Georgetown University Law Center.

The Company does not pay cash compensation or provide other benefits directly to Mr. Held or to any of its executive officers. Mr. Held is an employee of BC Partners LLP, the indirect sole owner of the Company's Administrator, which is compensated for the services it provides to the Company pursuant to the terms of the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company's use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Held.

Mr. Held: (i) was not appointed as the Company's Chief Compliance Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company's directors or other executive officers; and (iii) other than as disclosed herein, has not engaged, since the beginning of the Company's last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of December 23, 2020 by and among the Company, Rye Acquisition Sub Inc., Harvest Capital Credit Corporation, and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed December 28, 2020).

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 ).

3.1.1	Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

3.2

Third Amended and Restated Bylaws of Portman Ridge Finance Corporation, dated as of July 20, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on July 21, 2021).

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

4.5

Form of Base Indenture between Harvest Capital Credit Corporation and U.S. Bank National Association (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on November 7, 2014).

4.6

Second Supplemental Indenture between Harvest Capital Credit Corporation and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Harvest Capital Credit Corporation’s Form 8-A filed on August 24, 2017).

4.7	Form of Global Note with respect to the 6.125% Notes due 2022 (incorporated herein by reference to Exhibit 4.2 of Harvest Capital Credit Corporation’s Form 8-A filed on August 24, 2017).

4.8

Third Supplemental Indenture, dated as of June 9, 2021, by and between the Company and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A on June 9, 2021).

4.9

Registration Rights Agreement, dated as of June 23, 2021, by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on June 24, 2021).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 5, 2021	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *