Form 10-Q
period 2021-09-30
Portman Ridge Finance Corp
filed 2021-11-04
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of common stock of the registrant as of November 3, 2021 was 9,123,275.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments at fair value:
Debt securities (amortized cost: 2021 - $450,601,744; 2020 - $392,932,411)	$455,079,876	$404,860,855
CLO Fund Securities managed by non-affiliates (amortized cost: 2021 - $33,964,238; 2020 - $45,727,813)	17,173,634	19,582,555
Equity securities (cost: 2021 - $29,041,687; 2020 - $24,593,639)	22,298,759	13,944,876
Asset Manager Affiliates (cost: 2021 - $17,791,230; 2020 - $17,791,230)	—	—
Joint Ventures (cost: 2021 - $70,558,377; 2020 - $54,932,458)	67,629,114	49,349,163
Total Investments at Fair Value, excluding derivatives (cost: 2021 - $601,957,277; 2020 - $535,977,551)	562,181,383	487,737,449
Cash and cash equivalents	28,539,989	6,990,008
Restricted cash	21,050,857	75,913,411
Interest receivable	4,228,748	2,972,546
Receivable for unsettled trades	7,070,394	25,107,598
Due from affiliates	464,342	357,168
Other assets	3,568,698	1,100,241
Total Assets	$627,104,411	$600,178,421
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2020 - $1,058,351)	$-	$75,667,624
2018-2 Secured Notes (net of discount of: 2021 - $1,446,983; 2020 - $2,444,512)	162,415,715	249,418,186
4.875% Notes Due 2026 (net of discount of: 2021 - $2,266,656; 2020 - $0, net of offering costs of: 2021 - $948,071; 2020 - $0)	104,785,273	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021 - $823,375; 2020 - $1,097,815)	68,247,523	48,223,083
Derivative liabilities (cost: 2021 - $30,609; 2020 - $30,609)	1,982,091	1,108,618
Payable for unsettled trades	4,903,384	—
Accounts payable, accrued expenses and other liabilities	3,961,666	1,788,908
Accrued interest payable	3,345,558	1,089,531
Due to affiliates	760,112	1,374,739
Management and incentive fees payable	5,654,814	5,243,869
Total Liabilities	356,056,136	383,914,558
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,291,578 issued, and 9,123,275 outstanding at September 30, 2021, and 7,609,349 issued, and 7,516,423 outstanding at December 31, 2020	91,233	75,164
Capital in excess of par value	680,451,474	639,136,026
Total distributable (loss) earnings	(409,494,432)	(422,947,327)
Total Stockholders' Equity	271,048,275	216,263,863
Total Liabilities and Stockholders' Equity	$627,104,411	$600,178,421
NET ASSET VALUE PER COMMON SHARE (1)	$29.71	$28.77

(1) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Interest from investments in debt securities	$17,391,146	$4,517,268	$48,736,532	$13,910,567
Payment-in-kind investment income	1,296,496	434,446	3,172,910	1,125,343
Interest from cash and time deposits	-	-	-	15,279
Investment income on CLO Fund Securities managed by affiliates	-	587,239	-	2,493,600
Investment income on CLO Fund Securities managed by non-affiliates	748,449	42,341	2,211,092	247,302
Investment income - Joint Ventures	2,442,703	2,182,466	7,012,167	4,760,485
Capital structuring service fees	1,032,346	23,602	1,628,155	302,887
Total investment income	22,911,140	7,787,362	62,760,856	22,855,463
Expenses:
Management fees	2,064,733	1,043,645	5,771,636	3,063,719
Performance-based incentive fees	1,939,170	571,846	6,332,646	1,128,726
Interest and amortization of debt issuance costs	3,408,445	2,239,911	10,315,528	6,984,852
Professional fees	490,284	439,503	2,680,458	1,810,450
Insurance	198,011	177,154	574,973	478,058
Administrative services expense	760,112	470,435	2,091,769	1,361,700
Other general and administrative expenses	332,534	147,818	1,352,737	522,091
Total expenses	9,193,289	5,090,312	29,119,747	15,349,596
Management and performance-based incentive fees waived	—			(556,880)
Net Expenses	9,193,289	5,090,312	29,119,747	14,792,716
Net Investment Income	13,717,851	2,697,050	33,641,109	8,062,747
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(3,931,280)	(1,890,090)	(11,372,803)	(3,819,851)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(4,447,878)	4,553,027	(7,448,405)	(3,945,277)
Equity securities	1,215,013	337,258	3,905,834	411,276
CLO Fund Securities managed by affiliates	—	1,573,272	—	(12,168,189)
CLO Fund Securities managed by non-affiliates	706,935	363,430	9,354,655	(491,863)
Joint Venture Investments	2,063,261	1,146,355	2,654,032	(4,654,363)
Derivatives	(179,416)	(461,629)	(873,473)	(999,612)
Total net change in unrealized appreciation (depreciation)	(642,085)	7,511,713	7,592,643	(21,848,028)
Net realized and unrealized appreciation (depreciation) on investments	(4,573,365)	5,621,623	(3,780,160)	(25,667,879)
Realized (losses) gains on extinguishments of Debt	—	—	(1,834,963)	154,571
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$9,144,486	$8,318,673	$28,025,986	$(17,450,561)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share (1):
Basic:	$1.00	$1.87	$3.41	$(3.91)
Diluted:	$1.00	$1.87	$3.41	$(3.91)
Net Investment Income Per Common Share (1):
Basic:	$1.50	$0.61	$4.10	$1.81
Diluted:	$1.50	$0.61	$4.10	$1.81
Weighted Average Shares of Common Stock Outstanding—Basic (1)	9,131,456	4,441,778	8,213,661	4,461,650
Weighted Average Shares of Common Stock Outstanding—Diluted (1)	9,131,456	4,441,778	8,213,661	4,461,650

(1) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operations:
Net investment income	$33,641,109	$8,062,747
Net realized gains (losses) from investment transactions	(11,372,803)	(3,819,851)
Realized (losses) gains from extinguishments of debt	(1,834,963)	154,571
Net change in unrealized (depreciation) appreciation on investments	7,592,643	(21,848,028)
Net increase (decrease) in stockholders’ equity resulting from operations	28,025,986	(17,450,561)

Stockholder distributions:	(14,573,092)	(8,043,278)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	443,778	104,238
Stock repurchases	(1,826,545)	(862,871)
Private placement	4,019,598	—
HCAP purchase (net of offering expenses)	38,694,688	—
Net increase in net assets resulting from capital share transactions	41,331,519	(758,633)

Net assets at beginning of period	216,263,863	152,198,570
Net assets at end of period	$271,048,276	$125,946,098
Net asset value per common share (2)	$29.71	$28.51
Common shares outstanding at end of period (2)	9,123,275	4,416,906

(1) Refer to note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

(2) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders' equity resulting from operations	$28,025,986	$(17,450,561)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	11,372,803	3,819,851
Net change in unrealized (depreciation) appreciation from investments	(7,592,643)	21,848,028
Purchases of investments	(215,215,715)	(107,085,081)
Proceeds from sales and redemptions of investments	219,759,649	75,298,827
Net accretion of investments	(25,672,805)	(4,683,861)
Amortization of debt issuance costs	728,593	705,256
Realized gains on extinguishments of debt	1,834,963	(154,571)
Net payment-in-kind interest income	(2,430,410)	(380,093)
Cash consideration net of cash acquired from mergers	13,581,062	—
(Increase) decrease in operating assets:
Receivable for unsettled trades	18,037,204	22,572,899
Interest and dividends receivable	(1,256,202)	(559,702)
Due from affiliates	(107,174)	285,756
Other assets	(2,416,671)	(396,544)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	4,903,384	—
Accrued interest payable	2,256,027	615,784
Management and incentive fees payable	410,945	538,512
Due to affiliates	(614,627)	(115,533)
Accounts payable and accrued expenses	2,172,758	187,857
Net cash used in operating activities	47,777,127	(4,953,176)
FINANCING ACTIVITIES:
Debt issuance costs	(997,464)	(1,342)
Private placement	4,019,598	—
Stock repurchase program	(1,826,545)	(862,871)
Distributions to stockholders	(14,129,314)	(7,939,040)
Repurchase of 6.125% Notes Due 2022	(76,725,975)	(513,383)
Repayment of 2018-2 Secured Notes	(88,000,000)	—
Repayment of 6.125% Notes from HCAP acquisition	(28,750,000)	—
Issuance of 4.875% Notes Due 2026	105,570,000	—
Borrowings from Revolving Credit Facilities	19,750,000	47,250,000
Repayment of Revolving Credit Facilities	—	(32,500,000)
Net cash provided by financing activities	(81,089,700)	5,433,364
CHANGE IN CASH AND RESTRICTED CASH	(33,312,573)	480,189
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	82,903,419	5,104,355
CASH AND RESTRICTED CASH, END OF PERIOD	$49,590,846	$5,584,544
Amounts per balance sheet:
Cash and cash equivalents	$28,539,989	$677,438
Restricted cash	21,050,857	4,907,105
Total Cash and Restricted cash	$49,590,846	$5,584,543
Supplemental Information:
Interest paid during the period	$7,330,908	$5,663,812
Dividends paid during the period under the dividend reinvestment plan	$443,778	$104,238
Supplemental non-cash information:
Acquisitions:
Non-cash assets acquired
Investments, at cost	$53,811,838	$—
Interest receivable	431,454	-
Other assets	2,664,932	-
Total non-cash assets purchased	$56,908,224	$—
Liabilities assumed
Debt	$28,750,000	$—
Accounts payable and accrued expenses	1,644,600	-
Total liabilities assumed	$30,394,600	$—
Issuance of common stock	37,063,461	$—
Deemed capital contribution from affiliates	$2,150,000	$—
Transaction costs	881,226	$—

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2021

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC Consumer goods: Non-durable	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.8% Cash, 6 Month Libor (1.00%) + 4.75%; Libor Floor 1.00%, Due 8/27	10/28/2020	$2,079,053	$1,852,203	$2,085,974

Accordion Partners LLC Finance	(8)(13)(14)(23)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 9/27	9/24/2021	-	(21,000)	(21,000)

Accordion Partners LLC Finance	(8)(13)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/27	9/24/2021	-	(75,000)	(75,000)

Accordion Partners LLC Finance	(8)(13)(14)	Senior Secured Loan — Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 9/27	9/24/2021	11,200,000	11,032,537	11,032,000

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Delayed Draw Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,968,560	2,968,560	2,968,560

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 5.0% Cash, 8.0% PIK, Due 1/25	2/14/2020	2,622,599	2,622,599	2,622,599

AIS Holdco, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 5.1% Cash, 3 Month Libor (0.13%) + 5.00%, Due 8/25	10/28/2020	2,511,300	2,094,296	2,446,760

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 10/26	12/9/2020	-	(17,275)	-

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(21)(23)	Senior Secured Loan — Revolving Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 10/26	12/9/2020	475,000	457,619	475,000

AMCP Pet Holdings, Inc. Beverage, Food and Tobacco	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 6 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 10/26	12/9/2020	4,962,500	4,876,779	4,962,500

Analogic Corporation Electronics	(8)(13)(14)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 6/23	10/28/2020	-	-	(7,098)

Analogic Corporation Electronics	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00%, Due 6/24	10/28/2020	3,528,873	3,176,599	3,405,009

Ancile Solutions, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3.0% PIK, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 6/26	6/11/2021	7,011,083	6,815,187	6,835,806

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)	Senior Secured Loan — Term Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00%, Due 9/24	3/31/2021	812,912	724,261	786,737

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(21)(23)	Senior Secured Loan — Revolving Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00%, Due 9/24	9/9/2019	208,333	183,812	173,450

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00%, Due 9/24	9/9/2019	3,112,292	3,044,915	3,012,077

AP Core Holdings II, LLC Media: Diversified & Production	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.3% Cash, 1 Month Libor (0.75%) + 5.50%; Libor Floor 0.75%, Due 7/27	7/21/2021	4,000,000	3,940,477	4,023,340

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
AP Core Holdings II, LLC Media: Diversified & Production	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.3% Cash, 1 Month Libor (0.75%) + 5.50%; Libor Floor 0.75%, Due 7/27	7/21/2021	4,000,000	3,940,589	3,940,000

Appfire Technologies, LLC High Tech Industries	(8)(13)(14)(23)	Senior Secured Loan — Delayed Draw Term Loan 0.1% Cash, Due 3/27	7/7/2021	-	(43,131)	(45,000)

Athos Merger Sub LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.08%) + 5.00%, Due 7/26	10/28/2020	1,319,019	1,158,907	1,319,019

Back Porch International, Inc. High Tech Industries	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan 12.5% Cash, 1.0% PIK, 1 Month Libor (2.25%) + 10.25%; Libor Floor 2.25%, Due 3/24	6/9/2021	5,593,090	5,225,707	5,593,090

BJ Services, LLC Energy: Oil & Gas	(8)(13)(14)	Senior Secured Loan — First Out Term Loan 8.5% Cash, 1 Month Libor (1.50%) + 7.00%; Libor Floor 1.50%, Due 1/23	10/28/2020	1,384,155	1,369,016	1,384,155

BMC Acquisition, Inc. Banking, Finance, Insurance & Real Estate	(8)(14)	Senior Secured Loan — Initial Term Loan 6.3% Cash, 3 Month Libor (1.00%) + 5.25%; Libor Floor 1.00%, Due 12/24	1/2/2018	2,691,522	2,690,784	2,684,793

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 1.0% Cash, Due 12/26	12/22/2020	-	(7,158)	-

Bristol Hospice Healthcare & Pharmaceuticals	(8)(13)(14)(21)	Senior Secured Loan — Unitranche 6.3% Cash, 1 Month Libor (1.00%) + 5.25%; Libor Floor 1.00%, Due 12/26	12/22/2020	2,161,747	2,124,095	2,161,747

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 6/23	7/29/2021	1,120,738	1,104,985	1,103,927

C.P. Converters, Inc. Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — Seventh Amendment Acquisition Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00%, Due 6/23	6/26/2020	2,906,250	2,864,474	2,906,250

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(14)	Junior Secured Loan — 2023 Extended Term Loan (Second Lien) 5.5% Cash, 8.0% PIK, 6 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 8/23	5/8/2020	1,730,386	1,605,794	1,702,994

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(20)	Senior Secured Loan — Term Loan 10.0% PIK, Due 10/25	10/28/2020	8,617,896	7,173,780	7,950,009

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(23)	Senior Secured Loan — Revolver 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 10/24	10/28/2020	761,825	706,344	761,825

Child Development Schools, Inc. Services: Consumer	(8)(13)(14)	Senior Secured Loan — Term Loan 5.3% Cash, 3 Month Libor (1.00%) + 4.25%; Libor Floor 1.00%, Due 5/23	6/6/2018	3,840,200	3,837,036	3,840,200

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Term Loan 6.5% Cash, 2.5% PIK, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 7/23	1/29/2021	579,154	579,154	579,154

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00%, Due 7/23	1/11/2021	575,128	575,128	575,128

Circustrix Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 6.5% Cash, 2.5% PIK, 1 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 12/21	10/28/2020	6,610,307	4,773,389	5,677,593

Coastal Screen and Rail, LLC Construction & Building	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan 10.5% Cash, 1.5% PIK, Due 1/23	6/9/2021	1,750,000	1,646,662	1,750,000

Confluence Technologies, Inc. Services: Business	(8)(13)	Junior Secured Loan — Term Loan Second Lien 7.0% Cash, 3 Month Libor (0.50%) + 6.50%; Libor Floor 0.50%, Due 7/29	7/22/2021	2,000,000	1,980,385	1,980,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Convergeone Holdings Corp. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.08%) + 5.00%, Due 1/26	10/28/2020	2,151,476	1,790,719	2,145,054

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 1.0% Cash, Due 11/26	11/23/2020	-	(12,381)	-

Datalink, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 11/26	11/23/2020	2,863,438	2,795,657	2,863,438

DCert Buyer, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.08%) + 7.00%, Due 2/29	3/16/2021	5,400,000	5,387,016	5,445,900

Deliver Buyer, Inc. Capital Equipment	(8)(13)(14)	Senior Secured Loan — Incremental Term Loan (First Lien) 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 5/24	7/1/2020	4,731,902	4,680,990	4,731,902

Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.) High Tech Industries	(13)	Senior Secured Loan — EUR Term Loan A 5.0% PIK, Due 5/22	5/11/2020	261,136	307,187	256,970

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, 1 Month Libor (0.08%) + 4.25%, Due 7/25	6/27/2019	824,363	824,363	816,614

Drilling Info Holdings, Inc. High Tech Industries	(8)(13)(14)(21)	Senior Secured Loan — 2020 Term Loan (First Lien) 4.6% Cash, 1 Month Libor (0.08%) + 4.50%, Due 7/25	2/14/2020	985,000	981,546	983,917

Electronics for Imaging, Inc. Electronics	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.1% Cash, 1 Month Libor (0.08%) + 5.00%, Due 7/26	10/28/2020	2,165,206	1,699,195	2,049,000

ELO Touch Solutions, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 6.6% Cash, 1 Month Libor (0.08%) + 6.50%, Due 12/25	10/28/2020	2,483,213	2,168,264	2,491,495

Energy Acquisition LP Electronics	(14)	Senior Secured Loan — First Lien Term Loan 4.3% Cash, 2 Month Libor (0.10%) + 4.25%, Due 6/25	10/28/2020	4,784,289	4,012,166	4,756,636

Firstlight Holdco Inc. Telecommunications	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.6% Cash, 1 Month Libor (0.08%) + 7.50%, Due 7/26	12/18/2019	400,000	367,113	400,000

Geo Parent Corporation Media: Advertising, Printing & Publishing	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.3% Cash, 1 Month Libor (0.08%) + 5.25%, Due 12/25	10/28/2020	3,264,896	2,877,635	3,264,896

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)(23)	Senior Secured Loan — Revolver 0.8% Cash, Due 2/23	10/28/2020	-	-	(19,149)

Global Integrated Flooring Systems Inc. Consumer goods: Durable	(8)(13)	Senior Secured Loan — First Lien Term Loan 9.5% Cash, 3 Month Libor (1.25%) + 8.25%; Libor Floor 1.25%, Due 2/23	10/28/2020	6,300,000	4,835,288	3,485,160

Global Tel*Link Corporation Telecommunications	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 8.3% Cash, 1 Month Libor (0.08%) + 8.25%, Due 11/26	5/21/2013	1,500,000	1,483,417	1,406,250

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	1/30/2013	7,191,667	7,191,667	48,903

Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals	(5)(8)(13)(14)	Senior Secured Loan — Term B Loan (First Lien) 10.5% Cash, 3 Month Libor (1.50%) + 9.00%; Libor Floor 1.50%, Due 8/21	1/30/2013	2,702,232	2,702,232	1,357,872

H.W. Lochner, Inc. Services: Business	(8)(13)(23)	Senior Secured Loan — Revolver 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 7/27	7/2/2021	6,200,524	6,047,170	6,040,524

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
H.W. Lochner, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 7/27	7/2/2021	15,000,000	14,712,460	14,700,000

H-CA II, LLC Banking, Finance, Insurance & Real Estate	(8)(13)	Senior Secured Loan — Term Loan 19.0% Cash, Due 2/24	2/16/2021	2,000,000	2,000,000	2,000,000

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — Revolver 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00%, Due 12/23	10/28/2020	669,722	588,967	593,977

HDC/HW Intermediate Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 8.5% Cash, 3 Month Libor (1.00%) + 7.50%; Libor Floor 1.00%, Due 12/23	10/28/2020	6,546,535	5,757,168	5,806,122

Helix Acquisition Holdings, Inc. Metals & Mining	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.1% Cash, 3 Month Libor (0.13%) + 8.00%, Due 9/25	12/18/2019	1,400,000	1,247,689	1,360,191

Hoffmaster Group, Inc. Forest Products & Paper	(8)(13)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 Month Libor (1.00%) + 9.50%; Libor Floor 1.00%, Due 11/24	5/6/2014	1,600,000	1,581,127	1,358,240

Idera, Inc. High Tech Industries	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 6 Month Libor (0.75%) + 6.75%; Libor Floor 0.75%, Due 2/29	4/29/2021	6,000,000	5,942,874	6,048,600

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 12/22	12/13/2017	1,812,500	1,807,555	1,812,500

Infobase Holdings, Inc. High Tech Industries	(8)(13)(14)	Senior Secured Loan — Term Loan (add on) 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 12/22	12/13/2017	1,921,615	1,916,372	1,921,615

Intermedia Holdings, Inc. High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan B 7.0% Cash, 1 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 7/25	10/28/2020	2,674,810	2,387,684	2,676,482

Keeco, LLC Consumer goods: Durable	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan A 9.5% Cash, 0.8% PIK, 1 Month Libor (1.75%) + 7.75%; Libor Floor 1.75%, Due 3/24	10/28/2020	5,442,260	4,560,968	5,261,033

Lifescan Global Corporation Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan A 6.2% Cash, 3 Month Libor (0.15%) + 6.00%, Due 10/24	10/28/2020	3,036,157	2,615,697	3,014,964

Location Services Holdings, LLC Services: Business	(8)(13)(14)(21)(23)	Senior Secured Loan — Revolving Credit 7.8% Cash, 1 Month Libor (1.00%) + 6.75%; Libor Floor 1.00%, Due 10/21	11/7/2019	2,291,667	2,290,205	2,287,167

Lucky Bucks, LLC Hotel, Gaming & Leisure	(8)(13)(14)	Senior Secured Loan — Term Loan 6.3% Cash, 6 Month Libor (0.75%) + 5.50%; Libor Floor 0.75%, Due 7/27	7/20/2021	10,000,000	9,804,159	9,800,000

Luminii LLC Construction & Building	(8)(13)(14)(23)	Senior Secured Loan — Revolver 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 4/23	10/28/2020	343,473	314,418	339,145

Luminii LLC Construction & Building	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan B 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 4/23	10/28/2020	7,080,442	6,481,519	7,020,966

Mag Ds Corp. Aerospace and Defense	(8)(13)(14)(21)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 4/27	10/28/2020	3,891,201	3,322,235	3,700,532

Marble Point Credit Management LLC Banking, Finance, Insurance & Real Estate	(13)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 8/28	8/11/2021	-	(25,000)	(25,000)

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Marble Point Credit Management LLC Banking, Finance, Insurance & Real Estate	(13)(14)	Senior Secured Loan — Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 8/28	8/11/2021	5,875,625	5,717,268	5,714,045

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 11/23	10/28/2020	8,098,134	7,328,791	8,098,134

Maxor National Pharmacy Services, LLC Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 11/22	10/28/2020	-	-	-

Ministry Brands, LLC Services: Business	(8)(13)(14)	Junior Secured Loan — April 2018 Incremental Term Loan (Second Lien) 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00%, Due 6/23	12/18/2019	6,000,000	5,692,827	5,895,000

Mother's Market & Kitchen, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 7/23	10/28/2020	6,537,592	5,949,051	6,537,592

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan (First Lien) 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 6/22	12/31/2020	2,922,750	2,926,243	2,920,120

MSM Acquisitions, Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 12/26	12/31/2020	7,005,971	6,929,459	6,999,665

Nasco Healthcare Inc. Consumer goods: Non-durable	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 6/23	5/22/2020	4,276,086	3,811,036	4,198,261

Navex Topco, Inc. Electronics	(8)(14)(18)(21)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.1% Cash, 1 Month Libor (0.09%) + 7.00%, Due 9/26	12/4/2018	7,700,000	7,285,597	7,552,430

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 12/22	10/28/2020	458,407	420,971	450,385

Naviga Inc. Services: Business	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 12/22	3/1/2021	757,552	751,116	744,295

Naviga Inc. Services: Business	(8)(13)(14)(23)	Senior Secured Loan — Revolver 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 12/22	10/28/2020	383,812	327,841	371,818

Naviga Inc. Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 12/22	10/28/2020	5,012,532	4,603,954	4,924,813

Naviga Inc. Services: Business	(8)(13)	Senior Secured Loan — Term Loan 8.0% Cash, 3 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 12/22	3/1/2021	713,686	701,560	701,196

Northeast Metal Works LLC Metals & Mining	(8)(13)(18)	Senior Secured Loan — First Lien Term Loan 8.0% Cash, 2.0% PIK, Due 12/21	6/9/2021	14,002,644	11,882,240	12,322,327

One Stop Mailing LLC Transportation: Consumer	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 1 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 4/27	5/7/2021	7,957,143	7,808,033	7,848,130

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Incremental First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 10/24	10/28/2020	1,528,115	1,368,698	1,528,115

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 10/24	10/28/2020	2,528,621	2,260,683	2,528,621

Orbit Purchaser LLC Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Delayed Draw Term Loan 5.5% Cash, 3 Month Libor (1.00%) + 4.50%; Libor Floor 1.00%, Due 10/24	10/28/2020	739,410	662,273	739,410

Phoenix Guarantor Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Junior Secured Loan — Term Loan Second Lien 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00%, Due 3/27	12/18/2019	1,200,000	1,112,322	1,200,000

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Pinstripe Holdings, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 6 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 1/25	1/17/2019	4,874,889	4,821,046	4,838,327

Pomeroy Technologies, LLC High Tech Industries	(8)(13)	Senior Secured Loan — Senior Term Loan A 5.0% PIK, Due 5/25	5/29/2020	1,523,855	1,197,731	1,165,749

Pomeroy Technologies, LLC High Tech Industries	(5)(8)(13)	Senior Secured Loan — Senior Term Loan B 7.0% PIK, Due 5/25	5/29/2020	1,565,210	1,239,086	422,607

Pomeroy Technologies, LLC High Tech Industries	(8)(13)	Senior Secured Loan — Super Senior Term Loan B 2.0% Cash, 7.0% PIK, Due 5/25	5/29/2020	1,029,908	1,016,445	988,711

Pomeroy Technologies, LLC High Tech Industries	(8)(13)	Senior Secured Loan — Term Loan 2.0% Cash, 8.0% PIK, Due 5/25	9/10/2021	48,172	47,693	47,692

Priority Holdings, LLC High Tech Industries	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 6 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 4/27	4/21/2021	7,761,339	7,686,688	7,714,771

ProAir Holdings Corporation Capital Equipment	(5)(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, 2.0% PIK, Due 12/22	6/9/2021	7,816,516	3,662,041	3,107,065

PSC Industrial Holdings Corp. Environmental Industries	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1 Month Libor (1.00%) + 8.50%; Libor Floor 1.00%, Due 10/25	10/5/2017	3,000,000	2,968,707	3,002,505

PVHC Holding Corp Containers, Packaging and Glass	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 5.8% Cash, 3 Month Libor (1.00%) + 4.75%; Libor Floor 1.00%, Due 8/24	8/10/2018	2,793,600	2,786,954	2,591,064

Q Holding Company (fka Lex Precision Corp) Chemicals, Plastics & Rubber	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00%, Due 12/23	10/28/2020	2,360,936	2,017,093	2,308,760

Qualtek USA, LLC High Tech Industries	(8)(14)	Senior Secured Loan — First Lien Term Loan 7.3% Cash, 3 Month Libor (1.00%) + 6.25%; Libor Floor 1.00%, Due 7/25	10/28/2020	5,547,901	4,604,277	5,497,054

Radiology Partners, Inc Healthcare & Pharmaceuticals	(8)(14)(21)	Senior Secured Loan — Term B Loan (First Lien) 4.3% Cash, 1 Month Libor (0.08%) + 4.25%, Due 7/25	3/24/2020	7,000,000	6,023,245	7,003,395

Radius Aerospace, Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 3/25	6/27/2019	6,576,000	6,516,056	6,241,281

Redstone Holdco 2, LP High Tech Industries	(8)(14)	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 3 Month Libor (0.75%) + 7.75%; Libor Floor 0.75%, Due 4/29	4/16/2021	4,565,747	4,489,801	4,463,018

Ritedose Holdings I, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)(23)	Senior Secured Loan — Revolver 0.5% Cash, Due 9/23	10/28/2020	-	-	-

Ritedose Holdings I, Inc. Healthcare & Pharmaceuticals	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.00%) + 6.50%; Libor Floor 1.00%, Due 9/23	10/28/2020	6,782,729	6,157,593	6,782,729

Robertshaw US Holding Corp. Capital Equipment	(8)(13)	Junior Secured Loan — Initial Term Loan (Second Lien) 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00%, Due 2/26	2/15/2018	3,000,000	2,983,427	2,617,200

Roscoe Medical, Inc. Healthcare & Pharmaceuticals	(8)(13)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 3/22	3/26/2014	8,201,777	8,199,020	7,955,724

Safe Fleet Holdings LLC Automotive	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 7.8% Cash, 3 Month Libor (1.00%) + 6.75%; Libor Floor 1.00%, Due 2/26	12/18/2019	700,000	635,218	692,419

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
San Vicente Capital LLC Telecommunications	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 9.5% Cash, 3 Month Libor (1.50%) + 8.00%; Libor Floor 1.50%, Due 6/25	6/10/2020	2,955,000	2,922,277	2,955,000

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 2.0% PIK, 3 Month Libor (1.25%) + 5.75%; Libor Floor 1.25%, Due 9/23	10/28/2020	5,946,880	5,080,315	5,569,253

Shipston Group, U.S., Inc. Automotive	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 2.0% PIK, 3 Month Libor (1.25%) + 5.75%; Libor Floor 1.25%, Due 9/23	10/28/2020	398,211	340,137	372,924

South Street Securities Holdings, Inc Banking, Finance, Insurance & Real Estate	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 9.0% Cash, 3 Month Libor (1.00%) + 8.00%; Libor Floor 1.00%, Due 3/26	3/24/2021	7,000,000	6,843,305	6,851,600

Sundance Holdings Group, LLC Retail	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 7.0% Cash, 3 Month Libor (1.00%) + 6.00%; Libor Floor 1.00%, Due 5/24	10/28/2020	6,792,219	5,975,549	6,773,201

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(23)	Senior Secured Loan — Revolver 0.8% Cash, Due 11/21	6/9/2021	-	-	-

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan A 10.1% Cash, 1 Month Libor (0.09%) + 10.00%, Due 11/22	6/9/2021	3,425,000	3,181,122	3,342,800

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(24)	Senior Secured Loan — First Lien Term Loan B 12.0% Cash, 2.0% PIK, Due 11/22	6/9/2021	3,540,127	3,201,816	3,357,810

Surge Hippodrome Holdings LLC Services: Business	(8)(13)(18)	Senior Secured Loan — Last Out Term Loan 13.5% Cash, 3 Month Libor (2.00%) + 11.50%; Libor Floor 2.00%, Due 8/24	6/9/2021	5,460,000	4,873,332	5,174,988

Syncsort Incorporated Services: Business	(8)(14)	Senior Secured Loan — First Lien Term Loan 5.0% Cash, 3 Month Libor (0.75%) + 4.25%; Libor Floor 0.75%, Due 3/28	3/19/2021	2,440,763	2,429,283	2,440,372

TA/Weg Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan 0.5% Cash, Due 12/25	6/3/2021	-	(36,236)	(42,982)

TA/Weg Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(23)	Senior Secured Loan — Delayed Draw Term Loan 0.5% Cash, Due 12/25	8/13/2021	-	(19,380)	(44,000)

TA/Weg Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)	Senior Secured Loan — Delayed Draw Term Loan 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 12/25	7/29/2021	2,185,143	2,174,370	2,173,125

TA/Weg Holdings, LLC Banking, Finance, Insurance & Real Estate	(8)(13)(23)	Senior Secured Loan — Revolver 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 12/25	8/13/2021	375,000	372,577	372,250

Tailwind Randys, LLC Automotive	(8)(13)(14)	Senior Secured Loan — Initial Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 5/25	6/27/2019	4,887,500	4,834,773	4,846,934

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(5)(8)(13)	Senior Unsecured Bond — 10.00% - 02/2022 - TankConvert 10.0% PIK, Due 2/22	2/15/2019	511,269	416,170	43,202

Portfolio Company / Principal Business		Investment Interest Rate¹ / Maturity[15]	Initial Acquisition Date	Principal	Amortized Cost	Fair Value[2]
Tex-Tech Industries, Inc. Textiles and Leather	(8)(13)(14)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 0.5% PIK, 1 Month Libor (1.00%) + 10.00%; Libor Floor 1.00%, Due 8/24	8/24/2017	12,537,550	12,418,665	11,118,299

The Edelman Financial Center, LLC Banking, Finance, Insurance & Real Estate	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8% Cash, 1 Month Libor (0.08%) + 6.75%, Due 7/26	12/18/2019	300,000	276,325	302,718

Theragenics Corp Healthcare & Pharmaceuticals	(8)(14)	Senior Secured Loan — First Lien Term Loan 9.0% Cash, 1 Month Libor (1.00%) + 8.00%; Libor Floor 1.00%, Due 5/24	10/28/2020	7,531,435	6,674,115	7,531,435

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)(23)	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 6/24	6/27/2019	737,224	736,283	731,976

TLE Holdings, LLC Healthcare, Education and Childcare	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 6.5% Cash, 3 Month Libor (1.00%) + 5.50%; Libor Floor 1.00%, Due 6/24	6/27/2019	5,587,840	5,573,521	5,548,167

Travelport Finance (Luxembourg) S.A R.L. Services: Business	(3)(13)(14)	Senior Secured Loan — Term Loan 5.1% Cash, 3 Month Libor (0.13%) + 5.00%, Due 5/26	10/28/2020	-	138,440	-

Triangle Home Fashions LLC Consumer goods: Durable	(8)(13)(14)(20)	Senior Secured Loan — First Lien Term Loan 6.8% Cash, 1 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 3/23	10/28/2020	10,500,000	9,660,307	10,500,000

Trident Technologies, LLC Services: Business	(8)(13)(14)	Senior Secured Loan — First Lien Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50%, Due 12/25	5/10/2021	1,425,000	1,415,179	1,416,165

Trident Technologies, LLC Services: Business	(8)(13)(14)(21)	Senior Secured Loan — Initial Term Loan 7.5% Cash, 3 Month Libor (1.50%) + 6.00%; Libor Floor 1.50%, Due 12/25	5/1/2020	8,478,157	8,297,126	8,425,593

TronAir Parent Inc. Aerospace and Defense	(8)(13)(14)	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 3 Month Libor (1.00%) + 5.75%; Libor Floor 1.00%, Due 9/23	9/30/2016	919,736	918,294	845,329

TRSO II, Inc. Energy: Oil & Gas	(5)(8)(13)	Junior Secured Loan — Promissory Note 1.7% PIK, Due 1/25	1/24/2020	72,552	72,552	-

Vectra Co. Chemicals, Plastics & Rubber	(8)(14)	Junior Secured Loan — Initial Loan (Second Lien) 7.3% Cash, 1 Month Libor (0.08%) + 7.25%, Due 3/26	12/18/2019	400,000	361,162	392,668

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)	Senior Secured Loan — Revolver 6.6% Cash, 3 Month Libor (0.13%) + 6.50%, Due 12/21	6/9/2021	1,536,097	1,488,536	1,533,793

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)	Senior Secured Loan — First Lien Term Loan 8.1% Cash, 3 Month Libor (0.13%) + 8.00%, Due 3/22	6/9/2021	2,712,500	2,489,208	2,538,357

WireCo WorldGroup Inc. Capital Equipment	(8)(14)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 6 Month Libor (1.00%) + 9.00%; Libor Floor 1.00%, Due 9/24	8/9/2016	2,555,556	2,541,175	2,540,657

Wonder Love, Inc. Media: Diversified & Production	(8)(13)(14)(21)	Senior Secured Loan — Term Loan 6.0% Cash, 3 Month Libor (1.00%) + 5.00%; Libor Floor 1.00%, Due 11/24	11/18/2019	2,475,000	2,444,023	2,475,000

Zest Acquisition Corp. Healthcare, Education and Childcare	(8)(13)(14)(18)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.0% Cash, 1 Month Libor (1.00%) + 7.00%; Libor Floor 1.00%, Due 3/26	3/8/2018	3,500,000	3,487,489	3,485,300

Total Investment in Debt Securities (168% of net asset value at fair value)				$485,086,064	$450,601,744	$455,079,876

Equity Securities Portfolio

Portfolio Company / Principal Business		Investment[15]	Initial Acquisition Date	Quantity/Par/Shares	Cost	Fair Value[2]
4L Ultimate Topco Corporation Services: Business	(8)(13)(19)	Common	5/29/2020	$321	$29,275	$29,276

AAPC Holdings, LLC Healthcare & Pharmaceuticals	(8)(13)(21)(22)	Class A Preferred Units	6/27/2019	5,500,000	5,500,000	5,528,050

Advantage Capital Holdings LLC Banking, Finance, Insurance & Real Estate	(8)(13)(19)(22)	Class A Membership Units	2/14/2020	628	-	204,420

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Class A	9/9/2019	263	46,371	30,717

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Class B	9/9/2019	46	-	-

Anthem Sports & Entertainment Inc. Media: Broadcasting & Subscription	(8)(13)(19)(21)	Warrant Common Stock	9/9/2019	859	-	-

ATP Oil & Gas Corporation Energy: Oil & Gas	(8)(11)(13)	Limited Term Royalty Interest	12/18/2019	864,798	864,798	2,127,100

BMP Slappey Holdco, LLC Telecommunications	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	200,000	466,949	441,605

BMP Slappey Investment II Telecommunications	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	88,946	207,666	196,395

Brite Media LLC Media: Advertising, Printing & Publishing	(8)(13)(19)	Common Stock	6/9/2021	139	150,026	245,565

Carestream Health, Inc. Healthcare & Pharmaceuticals	(8)(13)(19)	Warrant	5/8/2020	33	-	-

Centric Brands Inc. Machinery (Non-Agrclt/Constr/Electr)	(8)(13)(14)(19)	Common	10/28/2020	36,342	-	42,447

Coastal Screen and Rail, LLC Construction & Building	(8)(13)(19)(25)	Preferred Stock	6/9/2021	150,000	418,387	400,000

EJF Investments Ltd. Banking, Finance, Insurance & Real Estate	(3)(19)	Preferred Equity	6/17/2020	1,000,000	1,256,211	1,546,700

Everyware Global, Inc. Consumer goods: Durable	(8)(13)(19)	Common	10/28/2020	1,085,565	345,834	2,008,295

Flight Lease VII Aerospace and Defense	(8)(13)(16)(19)(26)	Common Stock	6/9/2021	1,938	280,170	300,000

Flight Lease XII Aerospace and Defense	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	1,000	529,787	580,448

FP WRCA Coinvestment Fund VII, Ltd. Capital Equipment	(3)(13)(19)	Class A Shares	2/2/2007	1,500,000	1,500,000	738,000

Fusion Connect, Inc. Telecommunications	(8)(13)(14)(19)	Common	10/28/2020	121,871	865,853	220,587

GIG Rooster Holdings I, LLC Energy: Oil & Gas	(8)(13)(18)(19)	Common	10/28/2020	99	-	79,200

KC Engineering & Construction Services, LLC Environmental Industries	(8)(13)(19)(25)	Common Stock	6/9/2021	131,081	4,314,740	4,500,000

Portfolio Company / Principal Business		Investment[15]	Initial Acquisition Date	Quantity/Par/Shares	Cost	Fair Value[2]
Kleen-Tech Acquisition, LLC Services: Business	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	250,000	1,264,409	1,240,000

New Millennium Holdco, Inc. (Millennium Health, LLC) Healthcare & Pharmaceuticals	(8)(13)(19)	Common	10/7/2014	29,699	1,953,299	1,000

Northeast Metal Works LLC Metals & Mining	(8)(13)(18)(19)(25)	Preferred Stock	6/9/2021	2,368	-	-

Ohene Holdings B.V. High Tech Industries	(3)(13)(19)	Warrants	3/31/2019	4	-	-

Prosper Marketplace Consumer goods: Durable	(6)(8)(13)(19)	Class B Preferred Units	10/28/2020	912,865	278,865	264,731

Ravn Air Group, Inc. Aerospace and Defense	(8)(13)(19)	Class B Membership Units	10/30/2020	1,172	247,543	71,223

Roscoe Investors, LLC Healthcare & Pharmaceuticals	(8)(13)(19)	Class A Units	3/26/2014	10,000	1,000,000	483,000

Safety Services Holdings Corporation, Services: Business	(8)(13)(19)	Preferred Stock	6/9/2021	100,000	43,334	50,000

Surge Busy Bee Holdings LLC Services: Business	(8)(13)(19)(25)	Warrants	6/9/2021	105	62,571	-

Surge Hippodrome Holdings LLC Services: Business	(8)(13)(18)(19)(25)	Warrants	6/9/2021	10	159,322	180,000

Surge Hippodrome Partners LP Services: Business	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	176	357,029	300,000

Tank Partners Equipment Holdings LLC Energy: Oil & Gas	(8)(9)(13)(19)	Class A Units	8/28/2014	49,000	6,228,000	-

TRSO II, Inc. Energy: Oil & Gas	(8)(13)(19)	Common Stock	12/24/2012	1,228	420,289	-

VTK Acquisition, Inc. Capital Equipment	(8)(13)(18)(19)(25)	Common Stock	6/9/2021	90	250,959	490,000

World Business Lenders, LLC Banking, Finance, Insurance & Real Estate	(13)(19)	Common Stock	6/9/2021	49,209	-	-

Total Investment in Equity Securities (8% of net asset value at fair value)				$12,089,855	$29,041,687	$22,298,759

CLO Subordinated Investments

Portfolio Company	Investment[15,11]	Initial Acquisition Date	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2013- 1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.0%, 1/28 maturity	6/4/2013	23.3%	5,695,114	3,404,929
Catamaran CLO 2014-1 Ltd.(3)(13)	Subordinated Securities, effective interest 5.5%, 4/30 maturity	5/6/2014	22.2%	9,619,787	5,218,279
Dryden 30 Senior Loan Fund(3)(13)	Subordinated Securities, effective interest 20.5%, 11/28 maturity	10/10/2013	6.8%	1,099,275	1,364,999
Catamaran CLO 2014-2 Ltd.(3)(7)(13)	Subordinated Securities, effective interest 0.0%, 10/26 maturity	8/15/2014	24.9%	6,065,598	-
Catamaran CLO 2015-1 Ltd.(3)(13)	Subordinated Securities, effective interest 8.7%, 4/27 maturity	5/5/2015	9.9%	2,660,968	162,425
Catamaran CLO 2018-1 Ltd(3)(13)	Subordinated Securities, effective interest 8.7%, 10/31 maturity	9/27/2018	24.8%	8,823,496	7,023,002

Total Investment in CLO Fund Securities (6% of net asset value at fair value)				$33,964,238	$17,173,634

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(13)(16)	Asset Management Company	12/11/2006	100%	$17,791,230	$-

Total Investment in Asset Manager Affiliates (0% of net asset value at fair value)				$17,791,230	$-

Derivatives

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Cost	Fair Value[2]
AAPC Holdings LLC.(13)(21)(22) Banking, Finance, Insurance & Real Estate	Securities Swap and Option Agreement	9/30/2019	$-	$(2,000,145)

Coastal Screen and Rail(13)(22) Construction & Building	Put Option	8/31/2021	-	-

HDNet Holdco LLC (13)(21)(22) Media: Broadcasting & Subscription	Call Option	9/9/2019	30,609	18,054

Total Derivatives (0% of net asset value at fair value)			$30,609	$(1,982,091)

Joint Ventures

Portfolio Company / Principal Business	Investment[15]	Initial Acquisition Date	Percentage Ownership	Cost	Fair Value[2]
KCAP Freedom 3 LLC(9)(13)(16)	Joint Venture	7/19/2017	60%	$27,414,858	$23,946,301
BCP Great Lakes Holdings LP(10)(17)(18)(23) Limited Partnership	Joint Venture	12/11/2018	24%	43,143,519	43,682,813

Total Investment in Joint Ventures (25% of net asset value at fair value)				$70,558,377	$67,629,114

Total Investments[4]	$601,987,885	$560,199,292

1 A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2021 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2021. As noted in the table above 75.5% (based on par) of debt securities contain floors which range between 0.50% and 2.25%.

2 Reflects the fair market value of all investments as of September 30, 2021 as determined by the Company’s Board of Directors.

3 Non-U.S. company or principal place of business outside the U.S.

4 The aggregate cost of investments for federal income tax purposes is approximately 632 million. The aggregate gross unrealized appreciation is approximately $51 million, the aggregate gross unrealized depreciation is approximately $123 million, and the net unrealized depreciation is approximately $72 million.

5 Loan or debt security is on non-accrual status and therefore is considered non-income producing.

6 Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

7 During the second quarter of 2020, the Company was notified that this CLO Fund security will cease making distributions to the Company.

8 Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 84.4% of the total assets at September 30, 2021.

9 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

10 Non-voting.

11 CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

12 This investment is on non-accrual status and receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.

13 Fair value of this investment was determined using significant unobservable inputs.

14 As of September 30, 2021 investment is pledged to secure the Company’s debt obligations.

15 The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

16 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

17 Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

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

21 Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received.

22 Information related to the Company’s derivatives is presented below as of September 30, 2021:

Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500,000	$(2,000,145)	$-	$(2,000,145)

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$7,656	$0.01	N/A	$18,054

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150,000	$400,000.00	8/31/2022	$-

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

1 A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2020 loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2020. As noted in the table above, 74% (based on par) of debt securities contain floors which range between 1.00% and 2.00%.

2 Reflects the fair market value of all investments as of December 31, 2020 as determined by the Company’s Board of Directors.

3 Non-U.S. company or principal place of business outside the U.S.

4 The aggregate cost of investments for federal income tax purposes is approximately $572 million. The aggregate gross unrealized appreciation is approximately $53.1 million, the aggregate gross unrealized depreciation is approximately $138.6 million, and the net unrealized depreciation is approximately $85.5 million.

5 Loan or debt security is on non-accrual status and therefore is considered non-income producing.

6 Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

7 Money market account.

8 Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 86.2% of the total assets at December 31, 2020.

9 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

10 Non-voting.

11 CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

12 This investment is on non-accrual status and receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.

13 Fair value of this investment was determined using significant unobservable inputs.

14 As of December 31, 2020, this investment is pledged to secure the Company’s debt obligations.

15 The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.

16 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

17 Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Nine Months Ended September 30,
	2021[4,7]	2020[4,7]
Per Share Data:
Net asset value, at beginning of period	$28.77	$33.95
Net investment income[1]	4.09	1.81
Net realized gains (losses) from investments[1]	(1.38)	(0.86)
Realized (losses) gains from extinguishment of debt[1]	(0.22)	0.03
Net change in unrealized (depreciation) appreciation on investments[1]	0.92	(4.90)
Net (decrease) increase in net assets resulting from operations	3.41	(3.92)
Net decrease in net assets resulting from distributions	(1.77)	(1.80)
Net increase (decrease) in net assets relating to stock-based transactions[6]	(0.70)	0.28
Net asset value, end of period	$29.71	$28.51
Total net asset value return[2]	9.4%	(16.8)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$17.68	$21.20
Per share market value at end of period	$24.35	$13.30
Total market return[3]	47.7%	(28.8)%
Shares outstanding at end of period	9,123,275	4,416,906
Net assets at end of period	$271,048,275	$125,946,098
Portfolio turnover rate[5]	41.8%	26.6%
Asset coverage ratio	178%	172%
Ratio of net investment income to average net assets (annualized)	18.4%	7.7%
Ratio of total expenses to average net assets (annualized)[6]	16.0%	14.2%
Ratio of interest expense to average net assets (annualized)	5.6%	6.7%
Ratio of non-interest expenses to average net assets (annualized)[6]	10.3%	7.5%

1 Based on weighted average number of common shares outstanding-basic for the period.

2 Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions, divided by the beginning net asset value per share.

3 Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.

4 Totals may not sum due to rounding.

5 Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

6 Incentive fees earned during the nine months ended September 30, 2021 were approximately $6.3 million, none of which were waived. For the nine months ended September 30, 2020, incentive fees earned were approximately $1.1 million, $557 thousand of which were waived pursuant to the Externalization Agreement. Excluding the waiver, for the nine months ended September 30, 2020, ratio of total expenses to average net assets (annualized) was 14.7% and the ratio of non-interest expenses to average net assets (annualized) was 8.0%.

7 The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock, net asset value and per share data have been adjusted retroactively to reflect the split.

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

LibreMax Transaction

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2021, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

Reverse Stock Split

On August 23, 2021, the Company filed a Certificate of Amendment (the “Reverse Stock Split Certificate of Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the issued and outstanding (or held in treasury) shares of the Company’s common stock, par value $0.01 per share (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. (Eastern Time) on August 26, 2021.

As a result of the Reverse Stock Split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares (without interest and subject to backup withholding and applicable withholding taxes).

On August 23, 2021, the Company filed a Certificate of Amendment to decrease the number of authorized shares of common stock by one half of the reverse stock split ratio (the “Decrease Shares Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Decrease Shares Certificate of Amendment became effective as of 12:05 a.m. (Eastern Time) on August 26, 2021. Following the effectiveness of the Decrease Shares Certificate of Amendment, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was reduced from 100 million shares to 20 million shares.

The Reverse Stock Split Certificate of Amendment and the Decrease Shares Certificate of Amendment were approved by the Company’s stockholders at its annual meeting held on June 7, 2021 and were approved by the Board on August 4, 2021.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended September 30, 2021, the Company provided approximately $95.9 million to portfolio companies. Approximately $48.7 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2021, the Company held loans it has made to 145 investee companies with aggregate principal amounts of approximately $485.1 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2021 and 2020, the Company did not recognize any fee income from such or similar activities.

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

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2021, six of our debt investments were on non-accrual status.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net increase (decrease) increase in net assets resulting from operations	$9,144,486	$8,318,673	$28,025,986	$(17,450,561)
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,131,456	4,441,778	8,213,661	4,461,650
Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations(1)	$1.00	$1.87	$3.41	$(3.91)
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations(1)	$1.00	$1.87	$3.41	$(3.91)

(1) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2021 and December 31, 2020:

	September 30, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	367,212,162	380,960,592	68	304,539,184	328,845,612	68
Junior Secured Loan	82,973,411	74,076,080	13	87,977,057	75,807,477	16
Senior Unsecured Bond	416,171	43,204	0	416,170	207,766	0
CLO Fund Securities	33,964,238	17,173,634	3	45,727,813	19,582,555	4
Equity Securities	29,041,687	22,298,759	4	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	70,558,377	67,629,114	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,982,091)	—	30,609	(1,108,618)	—
Total	$601,987,885	$560,199,292	100%	$536,008,160	$486,628,831	100%

1 Represents percentage of total portfolio at fair value.

2 Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,814,083	$11,738,812	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,890,444	11,481,530	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	39,155,006	41,403,610	7	30,074,875	31,121,723	6
Beverage, Food and Tobacco	5,317,124	5,437,500	1	9,196,359	9,100,107	2
Capital Equipment	19,596,337	18,296,975	3	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	6,347,714	6,711,605	1	6,608,887	7,230,131	1
CLO Fund Securities	33,964,238	17,173,634	3	45,727,813	19,582,555	4
Construction & Building	8,860,985	7,481,916	1	9,802,754	10,946,643	2
Consumer goods: Durable	19,681,262	21,500,071	4	32,435,115	34,858,844	7
Consumer goods: Non-durable	5,663,236	6,284,237	1	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,786,954	2,591,064	0	2,806,740	2,502,994	1
Electronics	17,964,277	19,901,030	4	28,389,620	31,564,533	6
Energy: Oil & Gas	9,370,825	3,633,657	1	13,501,691	6,878,115	1
Environmental Industries	7,283,447	7,502,505	1	3,939,764	3,585,669	1
Finance	10,936,537	10,936,000	2	-	-	—
Forest Products & Paper	1,581,127	1,358,240	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	9,797,292	9,765,443	2	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	68,913,038	62,299,025	11	83,481,401	78,823,040	16
High Tech Industries	60,348,479	61,537,690	11	32,949,892	35,052,389	7
Hotel, Gaming & Leisure	9,804,159	9,800,000	2	-	-	—
Joint Ventures	70,558,377	67,629,114	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	7,880,124	8,754,282	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	3,027,661	3,510,461	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,029,968	4,021,034	1	3,955,772	3,901,188	1
Media: Diversified & Production	10,325,089	10,438,340	2	2,658,914	2,612,250	1
Metals & Mining	13,129,929	13,682,518	2	1,219,188	1,326,500	0
Retail	5,975,549	6,773,201	1	5,790,208	6,597,338	1
Services: Business	78,816,384	80,129,332	14	58,027,464	60,119,401	12
Services: Consumer	3,837,036	3,840,200	1	4,241,127	4,198,243	1
Telecommunications	6,313,276	5,619,837	1	8,930,322	9,023,109	2
Textiles and Leather	12,418,665	11,118,299	2	12,415,194	10,860,696	2
Transportation: Cargo	-	-	-	7,655,970	8,757,804	2
Transportation: Consumer	7,808,033	7,848,130	1	-	-	-
Total	$601,987,885	$560,199,292	100%	$536,008,160	$486,628,831	100%

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

At September 30, 2021 and December 31, 2020, the total amount of non-qualifying assets was approximately 15.6% and 13.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 10.8% and 8.2%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.7% and 3.3% of its total assets on such dates, respectively.

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

Affiliate Investments:

The following table details investments in affiliates at September 30, 2021 (unaudited):

	Industry Classification	Fair Value of December 31, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of September 30, 2021	Principal / Shares at September 30, 2021	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(4)	Asset Management Company	$—	—	—	—	—	—	$—		$—	$—
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	$—	—	—	—	—	—	$—	$49,000	—	—
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	$207,766	0	—	—	(164,564)	—	$43,202	$511,269	(5,384)	—
Flight Lease VII (2)(4)	Aerospace and Defense	$—	280,170	—	—	19,830	—	$300,000	$1,938	—	—
KCAP Freedom 3, LLC (1)(3)	Joint Venture	$19,748,808	2,500,000	—	—	1,697,493	—	$23,946,301	$27,220,000	—	—
Total controlled affiliates		19,956,574	2,780,170	—	—	1,552,759	—	24,289,503	27,782,207	(5,384)	—

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	$29,600,355	13,125,919	—	—	956,539	—	$43,682,813	$43,143,519	—	3,015,317
Flight Lease XII(1)(2)(5)	Aerospace and Defense	$—	529,787	—	—	50,661	—	$580,448	$1,000	—	—
Kleen-Tech Acquisition, LLC(1)(2)(5)	Services: Business	$—	1,264,409	—	—	(24,409)	—	$1,240,000	$250,000	—	—
Northeast Metal Works LLC(1)(2)(5)	Metals & Mining	$—	11,871,846	1,184,932	—	440,087	(1,174,538)	$12,322,327	$14,002,644	448,604	—
BMP Slappey Holdco, LLC(1)(2)(5)	Telecommunications	$—	466,949	—	—	(25,344)	—	$441,605	$200,000	—	—
BMP Slappey Holdco, LLC(1)(2)(5)	Telecommunications	$—	207,666	—	—	(11,271)	—	$196,395	$88,946	—	—
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	$—	357,029	—	—	(57,029)	—	$300,000	$176	—	—
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	$—	159,322	—	—	20,678	—	$180,000	$10	—	—

Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	$—	62,571	—	—	(62,571)	—	$—	$105	—	—
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	$—	1,428,956	59,581	—	45,257	—	$1,533,793	$1,536,097	32,674	—
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	$—	2,325,092	169,449	—	49,149	(5,333)	$2,538,357	$2,712,500	73,260	—
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	$—	250,959	—	—	239,041	—	$490,000	$90	—	—
Navex Topco, Inc.(1)(2)(5)	Electronics	$7,488,250	—	62,886	—	1,294	—	$7,552,430	$7,700,000	415,383	—
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	$3,291,400	—	2,105	—	191,795	—	$3,485,300	$3,500,000	221,083	—
GIG Rooster Holdings I, LLC (1)(2)	Energy: Oil & Gas	$123,354	—	—	—	(44,154)	—	$79,200	99	—	—
Total Non-controlled affiliates		40,503,359	32,050,505	1,478,953	—	1,769,723	(1,179,871)	74,622,668	73,135,186	1,191,004	3,015,317

Total Affiliated Investments		$60,459,933	$34,830,675	$1,478,953	$—	$3,322,482	$(1,179,871)	$98,912,171	$100,917,393	$1,185,620	$3,015,317

1 Fair value of this investment was determined using significant unobservable inputs.

2 Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

3 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

4 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

5 Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% but no more than 25% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company. Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

6 Number of shares held.

7 Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

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

1 Non-U.S. company or principal place of business outside the U.S.

2 A CLO Fund managed by an affiliate of LibreMax.

3 Fair value of this investment was determined using significant unobservable inputs.

4 Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

5 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

6 As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

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

8 Number of shares held.

9 Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

10 Underlying assets of investment were liquidated in December 2020, remaining fair value of investment is based on future cash flow payment to be received in the first quarter of 2021.

During the third quarter of 2019, the Company sold its entire investment in Bristol Hospice, LLC to an affiliate. This transaction was approved by the Board of Directors of the Company.

Investments in Joint Ventures

For the three months ended September 30, 2021 and 2020, the Company recognized $2.4 million and $2.2 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2021 and 2020, the Company recognized $7.0 million and $4.8 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $67.6 million and $49.3 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Cash	$—	$—
Investment at fair value	36,834,689	31,404,100
Total Assets	$36,834,689	$31,404,100
Total Liabilities	$166,234	$167,389
Total Equity	36,668,455	31,236,711
Total Liabilities and Equity	$36,834,689	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income	$1,619,634	$1,294,081	$4,918,670	$3,689,714
Operating expenses	36,279	1,997	52,434	33,497
Net investment income	1,583,355	1,292,084	4,866,236	3,656,217
Unrealized appreciation on investments	(765,565)	1,779,745	564,353	(5,583,581)
Net income	$817,790	$3,071,829	$5,430,589	$(1,927,366)

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$42,299,908	$36,834,689
Total Investments			$42,299,908	$36,834,689

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2021 and December 31, 2020 was $43.7 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of September 30, 2021 and December 31, 2020, the Company has a $6.9 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2021(unaudited) and December 31, 2020, respectively:

	As of September 30, 2021
			(Unaudited)
	Level I	Level II	Level III	NAV	Total
Debt securities	—	71,815,844	383,264,032	—	455,079,876
CLO Fund securities	—	—	17,173,634	—	17,173,634
Equity securities	1,546,700	—	20,752,059	—	22,298,759
Joint Ventures	—	—	23,946,301	43,682,813	67,629,114
Derivatives	—	—	(1,982,091)	—	(1,982,091)
Total	$1,546,700	$71,815,844	$443,153,935	$43,682,813	$560,199,292

	As of December 31, 2020
	Level I	Level II	Level III	NAV	Total
Debt securities	—	70,615,841	334,245,014	—	404,860,855
CLO Fund securities	—	—	19,582,555	—	19,582,555
Equity securities	1,407,907	—	12,536,969	—	13,944,876
Joint Ventures	—	—	19,748,808	29,600,355	49,349,163
Derivatives	—	—	(1,108,618)	—	(1,108,618)
Total	$1,407,907	$70,615,841	$385,004,728	$29,600,355	$486,628,831

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at September 30, 2021 and December 31, 2020 was $43.7 million and $23.8 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Nine Months Ended September 30, 2021
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245,014	$19,582,555	$12,536,969	$—	$19,748,808	$(1,108,618)	$385,004,728
Transfers out of Level III¹	(13,819,153)	—	—	—	—	—	(13,819,153)
Transfers into Level III²	20,127,220	—	—	—	—	—	20,127,220
Net accretion	23,179,552	—	—	—	—	—	23,179,552
Purchases	443,995,812	—	8,755,374	—	2,500,000	—	455,251,186
Sales/Paydowns/Return of Capital	(409,189,744)	(6,440,089)	(4,480,717)	—	—	(880,000)	(420,990,550)
Total realized gain (loss) included in earnings	(7,208,326)	(5,323,484)	173,666	—	—	880,000	(11,478,144)
Change in unrealized gain (loss) included in earnings	(8,066,343)	9,354,652	3,766,767	—	1,697,493	(873,473)	5,879,096
Balance, September 30, 2021	$383,264,032	$17,173,634	$20,752,059	$—	$23,946,301	$(1,982,091)	$443,153,935
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$7,904,884	$4,031,169	$3,067,453	$—	$1,697,493	$—	$16,700,999

1 Transfers out of Level III represent a transfer of $13.8 million relating to debt securities and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2021.

2 Transfers into Level III represent a transfer of $20.1 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2021.

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

1 Transfers out of Level III represent a transfer of $5.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2020.

2 Transfers into Level III represent a transfer of $5.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $71.8 million and $70.6 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$21,830,243	Enterprise Value	Average EBITDA Multiple	0.0x-9.3x (5.5x)
Debt Securities			Recovery Rate Multiple	0.0x-0.1x (0.1x)
	308,345,527	Income Approach	Implied Discount Rate	4.9%-51.4% (11.5%)
	53,088,262	Recent Transaction	Transaction Price	97.3 - 99.3 (98.1)
	$14,643,561	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.8x (8.9x)
Equity Securities			Recovery Rate Multiple	0.0x-8.0x (0.3x)
	6,108,498	Income Approach	Implied Discount Rate	15.5%-15.7% (15.5%)
			Discount Rate	13.0%-13.5% (13.1%)
			Probability of Default	1.5%-2.0% (1.8%)
CLO Fund Securities	17,173,634	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.0%-15.5% (14.8%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	23,946,301	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(1,982,091)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$443,153,935

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

The following table details derivative investments at September 30, 2021 and December 31, 2020:

	September 30, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$18,054	$—	$18,054
Put option	150,000	—	—	—
Securities Swap and Option Agreement	5,500,000	(2,000,145)	880,000	(1,120,145)
Total	$5,657,656	$(1,982,091)	$880,000	$(1,102,091)
(1) Net amount included in the derivative caption on the consolidated balance sheets
	December 31, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$7,656	$12,077	$—	$(18,532)
Securities Swap and Option Agreement	5,500,000	(1,120,695)	—	(1,120,695)
Total	$5,507,656	$(1,108,618)	$—	$(1,139,227)
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

Management fees for the three months ended September 30, 2021 and 2020, were approximately $2.1 million and $1.0 million, respectively. Incentive fees earned during the three months ended September 30, 2021 were approximately $1.9 million, none of which were waived pursuant to the Externalization Agreement. Incentive fees earned during the three months ended September 30, 2020 were approximately $572 thousand, none of which were waived pursuant to the Externalization Agreement.

Management fees for the nine months ended September 30, 2021 and 2020, were approximately $5.8 million and $3.1 million, respectively. Incentive fees earned during the nine months ended September 30, 2021 were approximately $6.3 million, none of which were waived pursuant to the Externalization Agreement. Incentive fees earned during the nine months ended September 30, 2020 were approximately $1.1 million, of which $557 thousand were waived pursuant to the Externalization Agreement.

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

The Company incurred $0.8 million and $2.1 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2021. The Company incurred $0.5 million and $1.4 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2020.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	September 30, 2021 (Unaudited)	December 31, 2020

2018-2 Secured Notes (net of discount of: 2021 - $1,446,983; 2020 - $2,444,512)	$162,415,715	$249,418,186
4.875% Notes Due 2026 (net of discount of: 2021 - $2,266,656; 2020 - $0, net of offering costs of: 2021 - $948,071; 2020 - $0)	104,785,273	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of offering costs of: 2021 - $823,375; 2020 - $1,097,815)	68,247,523	48,223,083

6.125% Notes Due 2022 (net of offering costs of: 2020 - $1,058,351)	—	75,667,624
	$335,448,511	$373,308,893

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2021 was 3.2% and 6.1 years, respectively, and as of December 31, 2020 were 3.0% and 6.7 years, respectively.

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

Fair Value of 4.875% Notes Due 2026. The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $2.27 million and unamortized offering costs of approximately $948 thousand as of September 30, 2021. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $104.8 million at September 30, 2021. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the three months ended September 30, 2021 and 2020, interest expense related to the 6.125% Notes Due 2022 was approximately $0 and $1.2 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense related to the 6.125% Notes Due 2022 was approximately $2.0 and $3.5 million, respectively.

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

At September 30, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC debt outstanding was approximately $68.2 million at September 30, 2021 and categorized as Level III under the ASC 820 Fair Value Hierarchy

For the three months ended September 30, 2021 and 2020 interest and fees expense related to the Revolving Credit Facility was approximately $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2021 and 2020 interest and fees expense related to the Revolving Credit Facility was approximately $2.2 million and $3.0 million, respectively.

2018-2 Secured Notes

September 30, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,631,705	90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,415,716	$163,862,698

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

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of September 30, 2021 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of September 30, 2021. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of September 30, 2021, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
March 31, 2021(7)	309,660	1,699	—	N/A
June 30, 2021(8)	369,684	1,711	—	N/A
September 30, 2021(9)	340,934	1,779	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(9)

As of September 30, 2021, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108 million, Revolving Credit Facilities of $69.1 million and 2018-2 Secured Notes of $163.9 million.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net (decrease) increase in net assets resulting from operations	$28,025,986	(17,450,561
Net change in unrealized depreciation (appreciation) from investments	(7,592,643)	21,848,028
Net realized losses	13,207,766	3,665,280
Book/tax differences on CLO equity investments	3,029,882	516,284
Book/tax differences related to mergers and partnership investments	(17,490,071)	—
Other book/tax differences	1,301,248	(315,116
Taxable income before deductions for distributions	$20,482,168	$8,263,915
Taxable income before deductions for distributions per weighted average basic shares for the period[1]	$2.49	$1.85
Taxable income before deductions for distributions per weighted average diluted shares for the period[1]	$2.49	$1.85

(1) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and nine months ended September 30, 2021, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At September 30, 2021, the Company had a net capital loss carryforward of $392.1 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to a significant annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the nine months ended September 30, 2021, the taxable subsidiaries’ activity did not result in a material provision for income taxes. As of September 30, 2021, $158 thousand of refundable AMT tax credits receivable was included as an asset on the consolidated balance sheets. The taxable subsidiaries have, in aggregate, approximately $826 thousand of deferred tax liabilities (primarily due to net operating loss and capital loss carryovers) and no deferred tax liabilities. The Company has assessed the realizability of the deferred tax assets and recorded a full valuation allowance as of September 30, 2021. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to a significant annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2021 and December 31, 2020, the Company had $48.7 million and $32.9 million outstanding unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of September 30, 2021 and December 31, 2020, the Company had a $6.9 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

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

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of September 30, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

			Par Value
Portfolio Company	Investment		September 30, 2021
Accordion Partners LLC	Senior Secured Loan — Delayed Draw Term Loan	—	$2,800,000
Accordion Partners LLC	Senior Secured Loan — Revolver		5,000,000
AMCP Pet Holdings, Inc.	Senior Secured Loan — Delayed Draw Term Loan		1,000,000
AMCP Pet Holdings, Inc.	Senior Secured Loan — Revolving Loan		525,000
Analogic Corporation	Senior Secured Loan — Revolver		202,233
Anthem Sports & Entertainment Inc.	Senior Secured Loan — Revolving Loan		875,000
Appfire Technologies, LLC	Senior Secured Loan — Delayed Draw Term Loan		6,000,000
BCP Great Lakes Holdings LP	Joint Venture		6,856,481
Bristol Hospice	Senior Secured Loan — Delayed Draw Term Loan		821,918
Centric Brands Inc.	Senior Secured Loan — Revolver		307,444
Datalink, LLC	Senior Secured Loan — Delayed Draw Term Loan (First Lien)		525,000
Global Integrated Flooring Systems Inc.	Senior Secured Loan — Revolver		42,857
H.W. Lochner, Inc.	Senior Secured Loan — Revolver		1,799,476
Location Services Holdings, LLC	Senior Secured Loan — Revolving Credit		1,458,333
Luminii LLC	Senior Secured Loan — Revolver		171,737
Marble Point Credit Management LLC	Senior Secured Loan — Revolver		2,500,000
Maxor National Pharmacy Services, LLC	Senior Secured Loan — Revolver		585,000
Naviga Inc.	Senior Secured Loan — Revolver		301,567
Ritedose Holdings I, Inc.	Senior Secured Loan — Revolver		537,175
Surge Busy Bee Holdings LLC	Senior Secured Loan — Revolver		450,000
TA/Weg Holdings, LLC	Senior Secured Loan — Revolver		125,000
TA/Weg Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan		7,814,857
TA/Weg Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan		8,000,000
TLE Holdings, LLC	Senior Secured Loan — Delayed Draw Term Loan		1,883
Total Unfunded Portfolio Company Commitments			$48,700,961

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30, 2021
	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$75,164	$639,136,026	$(422,947,327)	$216,263,863
Net investment income	—	—	8,212,517	8,212,517
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,920,751)	(6,920,751)
Net change in unrealized appreciation on investments	—	—	6,745,349	6,745,349
Distributions to Stockholders	—	—	(4,509,854)	(4,509,854)
Reinvested Dividends	31	63,953	—	63,984
Balance at March 31, 2021	$75,195	$639,199,979	$(419,420,066)	$219,855,108
Net investment income	—	—	11,710,742	11,710,742
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,355,735)	(2,355,735)
Net change in unrealized appreciation on investments	—	—	1,489,378	1,489,378
Distributions to Stockholders	—	—	(4,594,587)	(4,594,587)
Reinvested Dividends	69	164,955	—	165,024
Stock-repurchase	(157)	(379,747)	—	(379,904)
Private placement	1,381	4,018,216	—	4,019,597
HCAP purchase (net of offering expenses)	15,253	38,679,435	—	38,694,688
Balance, June 30, 2021	$91,741	$681,682,838	$(413,170,268)	$268,604,311
Net investment income	—	—	13,717,851	13,717,851
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(3,931,280)	(3,931,280)
Net change in unrealized appreciation on investments	—	—	(642,085)	(642,085)
Distributions to Stockholders	—	—	(5,468,650)	(5,468,650)
Reinvested Dividends	9	214,761	—	214,770
Stock-repurchase	(517)	(1,446,125)	—	(1,446,642)
Balance, September 30, 2021	$91,233	$680,451,474	$(409,494,432)	$271,048,275

	For Nine Months Ended September 30, 2020
	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2020	$44,830	$451,756,846	$(299,603,106)	$152,198,570
Net investment income	—	—	2,765,790	2,765,790
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(894,041)	(894,041)
Net change in unrealized appreciation on investments	—	—	(30,924,682)	(30,924,682)
Distributions to Stockholders	—	—	(2,689,779)	(2,689,779)
Reinvested Dividends	18	37,066	—	37,084
Stock-repurchase	(122)	(123,208)	—	(123,330)
Balance at March 31, 2020	$44,726	$451,670,704	$(331,345,818)	$120,369,612
Net investment income	—	—	2,599,906	2,599,906
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(881,151)	(881,151)
Net change in unrealized appreciation on investments	—	—	1,564,939	1,564,939
Distributions to Stockholders	—	—	(2,683,782)	(2,683,782)
Reinvested Dividends	23	28,103	—	28,126
Stock-repurchase	(254)	(283,741)	—	(283,995)
Balance, June 30, 2020	$44,495	$451,415,066	$(330,745,906)	$120,713,655
Net investment income	—	—	2,697,050	2,697,050
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(1,890,090)	(1,890,090)
Net change in unrealized appreciation on investments	—	—	7,511,713	7,511,713
Distributions to Stockholders	—	—	(2,669,713)	(2,669,713)
Reinvested Dividends	33	38,996	—	39,029
Stock-repurchase	(359)	(455,188)	—	(455,547)
Balance, September 30, 2020	$44,169	$450,998,874	$(325,096,946)	$125,946,098

(1) The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and capital in excess of par value have been adjusted retroactively to reflect the split for all periods presented.

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

During the three and nine months ended September 30, 2021 , the Company repurchased 59,659 and 75,377 shares, respectively under the Stock Repurchase Program at an aggregate cost of approximately $1.4 million and $1.8 million.

As provided for in the Externalization Agreement, during the second quarter of 2021, the Advisor reinvested approximately $4.0 million cash, representing incentive fees received from the Company, and the Company issued 138,131 shares of stock to the Advisor in a private placement. The stock was issued at the Company’s most recently determined net asset value.

During the three months ended September 30, 2021 and 2020, the Company issued 8,872 and 3,280, shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2021 and 2020, the Company issued 18,868 and 7,379 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of September 30, 2021 and December 31, 2020 was 9,123,275 and 7,516,423, respectively. The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the share amounts above have been adjusted to reflect the split.

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

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2019, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2021, the Company had no remaining compensation costs related to unvested stock based awards.

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

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan was open to all full-time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company made contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. No expense was recognized during the three and nine months ended September 30, 2020 related to the 401K Plan. This Plan was terminated effective March 31, 2019.

The Company also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service This Plan was terminated effective March 31, 2019, and no expense was recognized since the plan was terminated.

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

13. SUBSEQUENT EVENTS

On November 3, 2021, our Board declared a cash distribution of $0.62 per share of common stock. The distribution is payable on November 30, 2021 to stockholders of record at the close of business as of November 15, 2021.

On October 22, 2021, the Company entered into a purchase and sale agreement with two wholly-owned subsidiaries of JMP Group LLC (collectively, the “JMP Sellers”), pursuant to which the Company will purchase $18.1 million of portfolio assets from the JMP Sellers in exchange for $1.4 million in cash and 556,852 shares of the Company’s common stock (which shares were sold at a price equal to their net asset value). Certain of the Company’s affiliated funds and a third party will also purchase interests in the same portfolio assets from the JMP Sellers for cash at the same price and on the same terms as the Company in connection with the transaction. The closing of the transaction occurred in the fourth quarter of 2021.

The Company has evaluated events and transactions occurring subsequent to September 30, 2021 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

Reverse Stock Split

On August 23, 2021, the Company filed a Certificate of Amendment (the “Reverse Stock Split Certificate of Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the issued and outstanding (or held in treasury) shares of the Company’s common stock, par value $0.01 per share (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. (Eastern Time) on August 26, 2021.

As a result of the Reverse Stock Split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares (without interest and subject to backup withholding and applicable withholding taxes).

On August 23, 2021, the Company filed a Certificate of Amendment to decrease the number of authorized shares of common stock by one half of the reverse stock split ratio (the “Decrease Shares Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Decrease Shares Certificate of Amendment became effective as of 12:05 a.m. (Eastern Time) on August 26, 2021. Following the effectiveness of the Decrease Shares Certificate of Amendment, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was reduced from 100 million shares to 20 million shares.

The Reverse Stock Split Certificate of Amendment and the Decrease Shares Certificate of Amendment were approved by the Company’s stockholders at its annual meeting held on June 7, 2021 and were approved by the Board on August 4, 2021.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2021 (unaudited) and for the year ended December 31, 2020 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2019 2020 Activity:	186,802,908	31,968,202	9,864,419	—	45,087,967	(33,437)	273,690,061
Purchases / originations / draws	380,765,492	—	4,937,711	—	14,098,055	—	399,801,258
Pay-downs / pay-offs / sales	(198,364,694)	(4,432,200)	(1,515,936)	—	(7,760,136)	(976,968)	(213,049,934)
Net accretion of interest	8,228,390	3,541,296	—	—	—	—	11,769,686
Net realized gains (losses)	7,616,860	—	(989,131)	—	—	976,968	7,604,697
Increase (decrease) in fair value	19,811,899	(11,494,743)	1,647,812	—	(2,076,723)	(1,075,182)	6,813,063
Fair Value at December 31, 2020 2021 Activity (unaudited):	404,860,855	19,582,555	13,944,875	—	49,349,163	(1,108,619)	486,628,831
Purchases / originations / draws	236,503,017	—	8,755,376	—	26,400,886	—	271,659,279
Pay-downs / pay-offs / sales	(197,531,424)	(6,440,089)	(4,480,709)	—	(10,774,967)	(880,000)	(220,107,189)
Net accretion of interest	25,673,012	—	(208)	—	—	—	25,672,804
Net realized gains (losses)	(7,132,262)	(5,323,484)	173,666	—	—	880,000	(11,402,080)
Increase (decrease) in fair value	(7,293,322)	9,354,652	3,905,759	—	2,654,032	(873,472)	7,747,649
Fair Value at September 30, 2021	$455,079,876	$17,173,634	$22,298,759	$—	$67,629,114	$(1,982,091)	$560,199,292

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

The following table shows the Company’s portfolio by security type at September 30, 2021 and December 31, 2020:

	September 30, 2021
	(Unaudited)			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Senior Secured Loan	367,212,162	380,960,592	68	304,539,184	328,845,612	68
Junior Secured Loan	82,973,411	74,076,080	13	87,977,057	75,807,477	16
Senior Unsecured Bond	416,171	43,204	0	416,170	207,766	0
CLO Fund Securities	33,964,238	17,173,634	3	45,727,813	19,582,555	4
Equity Securities	29,041,687	22,298,759	4	24,593,639	13,944,876	3
Asset Manager Affiliates[2]	17,791,230	—	—	17,791,230	—	—
Joint Ventures	70,558,377	67,629,114	12	54,932,458	49,349,163	10
Derivatives	30,609	(1,982,091)	—	30,609	(1,108,618)	—
Total	$601,987,885	$560,199,292	100%	$536,008,160	$486,628,831	100%

¹ Represents percentage of total portfolio at fair value.

² Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	(Unaudited)			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Aerospace and Defense	$11,814,083	$11,738,812	2	$11,342,227	$11,218,193	2
Asset Management Company [2]	17,791,230	—	—	17,791,230	—	—
Automotive	10,890,444	11,481,530	2	10,840,171	11,651,714	2
Banking, Finance, Insurance & Real Estate	39,155,006	41,403,610	7	30,074,875	31,121,723	6
Beverage, Food and Tobacco	5,317,124	5,437,500	1	9,196,359	9,100,107	2
Capital Equipment	19,596,337	18,296,975	3	10,276,249	8,204,690	2
Chemicals, Plastics & Rubber	6,347,714	6,711,605	1	6,608,887	7,230,131	1
CLO Fund Securities	33,964,238	17,173,634	3	45,727,813	19,582,555	4
Construction & Building	8,860,985	7,481,916	1	9,802,754	10,946,643	2
Consumer goods: Durable	19,681,262	21,500,071	4	32,435,115	34,858,844	7
Consumer goods: Non-durable	5,663,236	6,284,237	1	1,837,151	2,102,176	0
Containers, Packaging and Glass	2,786,954	2,591,064	0	2,806,740	2,502,994	1
Electronics	17,964,277	19,901,030	4	28,389,620	31,564,533	6
Energy: Oil & Gas	9,370,825	3,633,657	1	13,501,691	6,878,115	1
Environmental Industries	7,283,447	7,502,505	1	3,939,764	3,585,669	1
Finance	10,936,537	10,936,000	2	-	-	—
Forest Products & Paper	1,581,127	1,358,240	0	1,576,633	1,270,880	0
Healthcare, Education and Childcare	9,797,292	9,765,443	2	14,059,921	13,791,048	3
Healthcare & Pharmaceuticals	68,913,038	62,299,025	11	83,481,401	78,823,040	16
High Tech Industries	60,348,479	61,537,690	11	32,949,892	35,052,389	7
Hotel, Gaming & Leisure	9,804,159	9,800,000	2	-	-	—
Joint Ventures	70,558,377	67,629,114	12	54,932,458	49,349,163	10
Machinery (Non-Agrclt/Constr/Electr)	7,880,124	8,754,282	2	6,712,460	7,227,441	1
Media: Advertising, Printing & Publishing	3,027,661	3,510,461	1	2,830,592	3,170,254	1
Media: Broadcasting & Subscription	4,029,968	4,021,034	1	3,955,772	3,901,188	1
Media: Diversified & Production	10,325,089	10,438,340	2	2,658,914	2,612,250	1
Metals & Mining	13,129,929	13,682,518	2	1,219,188	1,326,500	0
Retail	5,975,549	6,773,201	1	5,790,208	6,597,338	1
Services: Business	78,816,384	80,129,332	14	58,027,464	60,119,401	12
Services: Consumer	3,837,036	3,840,200	1	4,241,127	4,198,243	1
Telecommunications	6,313,276	5,619,837	1	8,930,322	9,023,109	2
Textiles and Leather	12,418,665	11,118,299	2	12,415,194	10,860,696	2
Transportation: Cargo	-	-	-	7,655,970	8,757,804	2
Transportation: Consumer	7,808,033	7,848,130	1	-	-	-
Total	$601,987,885	$560,199,292	100%	$536,008,160	$486,628,831	100%

1 Calculated as a percentage of total portfolio at fair value.

2 Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 8.2% and 7.8%, respectively. At September 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, and excluding CLO Fund Securities and Joint Ventures, was approximately 7.9% and 7.7%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at September 30, 2021 was spread across 30 different industries and 184 different entities with an average par balance per entity of approximately $3.3 million. As of September 30, 2021, six of our investments were on non-accrual status. As of December 31, 2020, eight of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At September 30, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 15.6% and 13.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in joint ventures, in the aggregate representing approximately 10.8% and 8.2%, of the total assets as of September 30, 2021 and December 31, 2020, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.7% and 3.3% of total assets on such dates, respectively.

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

Asset Manager Affiliates

The Disposed Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO funds managed by the Disposed Asset Manager Affiliates consist primarily of credit instruments issued by corporations. In connection with the LibreMax Transaction, on December 31, 2018, our wholly-owned subsidiary Commodore Holdings, LLC sold the Disposed Manager Affiliates, which represented substantially all of our investment in the Asset Manager Affiliates, to LibreMax for a cash purchase price of approximately $37.9 million. Accordingly, certain CLO fund investments were reclassified from CLO funds managed by affiliates to CLO funds managed by non-affiliates on December 31, 2018. Effective April 1, 2019, as a result of the Externalization and related transactions, CLO Fund investments managed by LibreMax were assigned to CLO Funds managed by affiliates. In the fourth quarter of 2020, Libremax disposed of its equity interest in the Adviser and as a result, CLO funds managed by Libremax or its affiliates were reclassified to CLO funds managed by non-affiliates. As of September 30, 2021, our Asset Manager Affiliates had approximately $300 million of par value of assets under management, for which management fees were waived and thus were deemed to have no value.

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

Although the investment in the Asset Manager Affiliates is deemed to have no value at September 30, 2021 and December 31, 2020, certain of these subsidiaries continue to exist as a legal matter and until such entities are formally dissolved, the Company will continue to report the cost basis of its investment in the Asset Manager Affiliates in its financial statements. Upon the final disposition of these entities, the Company expects to write off any remaining cost basis, which will result in a reclassification in the statement of operations between realized and unrealized gains and losses.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2021 and December 31, 2020, we had approximately $17.2 million and $19.6 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of September 30, 2021 and December 31, 2020 are as follows:

			September 30, 2021		December 31, 2020 [2]
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	5,695,115	3,404,930	6,219,310	2,611,423
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,619,786	5,218,279	9,998,258	3,835,632
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,099,276	1,365,000	1,272,501	1,322,100
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,065,598	—	6,065,598	—
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,660,968	162,426	4,141,981	1,609,400
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	-	—	8,872,484	3,549,000
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,823,494	7,023,000	9,157,681	6,655,000
Total			$33,964,237	$17,173,635	$45,727,813	$19,582,555

1 Represents percentage of class held at September 30, 2021.

2 As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by non-affiliates.

As a result of the severe economic consequences resulting from the COVID 19 pandemic, during the second quarter of 2020, the Company was notified that four of the Catamaran CLO Funds breached certain covenants contained in their respective indentures, and as a result, available cash within the CLO Fund will be diverted away from the subordinated notes owned by the Company and will be applied to more senior noteholders in the capital structure of the CLO Fund. It is also possible, based upon the severe economic consequences resulting from the COVID 19 pandemic, that additional CLO Fund Securities owned by the Company, and including the subordinated securities issued by Great Lakes KCAP F3C Senior LLC CLO, which are owned by the KCAP Freedom 3 Joint Venture, could also cease making distributions to the Company. As of September 30, 2021, three of the four CLO funds whose distributions to the Company had been temporarily interrupted in 2020 have resumed making distributions to the Company. The estimated timing and amount of future distributions, if any, from such other CLO Fund Securities is uncertain.

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

KCAP Freedom 3 LLC

Summarized Statement of Financial Condition

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Cash	$—	$—
Investment at fair value	36,834,689	31,404,100
Total Assets	$36,834,689	$31,404,100
Total Liabilities	$166,234	$167,389
Total Equity	36,668,455	31,236,711
Total Liabilities and Equity	$36,834,689	$31,404,100

KCAP Freedom 3 LLC

Summarized Statement of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income	$1,619,634	$1,294,081	$4,918,670	$3,689,714
Operating expenses	36,279	1,997	52,434	33,497
Net investment income	1,583,355	1,292,084	4,866,236	3,656,217
Unrealized appreciation on investments	(765,565)	1,779,745	564,353	(5,583,581)
Net income	$817,790	$3,071,829	$5,430,589	$(1,927,366)

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2021

(unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 6.8%, 12/29 maturity	100.0%	$42,299,908	$36,834,689
Total Investments			$42,299,908	$36,834,689

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

The fair value of our investment in the BCP Great Lakes Partnership at September 30, 2021 and December 31, 2020 was $43.7 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of September 30, 2021 and December 31, 2020, we have a $6.9 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020.

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

Asset Manager Affiliates. Our Asset Manager Affiliates was deemed to have no value at September 30, 2021 and December 31, 2020. There were no distributions from the Asset Manager Affiliates during 2020 and the nine months ended September 30, 2021. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, we estimate the tax attributes of any distributions as being either from tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to our cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The aggregate par value of assets under management by our Asset Manager Affiliates was $300 million as of each of September 30, 2021 and December 31, 2020.

Investment in Joint Ventures. For the three months ended September 30, 2021 and 2020, the Company recognized $2.4 million and $2.2 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2021 and 2020, the Company recognized $4.8 million and $4.8 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2021 and December 31, 2020, the fair value of our investments in Joint Ventures was approximately $67.6 million and $49.3 million, respectively. For interim periods, we recognize investment income on its investment in the Joint Ventures based upon our share of estimated earnings and profits of the Joint Venture. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2021 and 2020 was approximately $22.9 million and $7.8 million, respectively. Of these amounts, approximately $18.7 million and $5.0 million, respectively was attributable to interest income on our Debt Securities Portfolio.

Investment income for the nine months ended September 30, 2021 and 2020 was approximately $62.8 million and $22.9 million, respectively. Of these amounts, approximately $51.9 million and $15.0 million, respectively was attributable to interest income on our Debt Securities Portfolio.

At September 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities was approximately 8.2% and 10.9%, respectively. At September 30, 2021 and December 31, 2020, the weighted average contractual interest rate on our loans and debt securities, excluding non-accrual and partial non-accrual investments, was approximately 7.9% and 9.0%, respectively.

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

For the three months ended September 30, 2021 and 2020, approximately $0.7 million and $0.04 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2021 and 2020, approximately $2.2 million and $.02 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $4.0 million and $3.3 million of taxable distributable income on distributions from our CLO Fund Securities during the nine months ended September 30, 2021 and 2020, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Management Fees and Incentive Fees. Management fees for the three months ended September 30, 2021 and 2020, were approximately $2.1 million and $1.0 million, respectively. Incentive fees earned during the three months ended September 30, 2021 were approximately $1.9 million, none of which were waived pursuant to the Externalization Agreement. Incentive fees earned during the three months ended September 30, 2020 were approximately $572 thousand, none of which were waived pursuant to the Externalization Agreement.

Management fees for the nine months ended September 30, 2021 and 2020, were approximately $5.8 million and $3.1 million, respectively. Incentive fees earned during the nine months ended September 30, 2021 were approximately $6.3 million, none of which were waived pursuant to the Externalization Agreement. Incentive fees earned during the nine months ended September 30, 2020 were approximately $1.1 million, of which $557 thousand were waived pursuant to the Externalization Agreement.

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

For the three months ended September 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $3.4 million and $2.2 million, respectively, on average debt outstanding of $355 million and $173 million, respectively.

For the nine months ended September 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $10.3 million and $7.0 million, respectively.

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

For the three months ended September 30, 2021 and 2020, respectively, professional fees and insurance expenses totaled approximately $0.7 million and $0.6 million. For the three months ended September 30, 2021 and 2020, Administrative services expenses incurred pursuant to the Administration Agreement was approximately $0.8 million and $0.5 million, respectively. Other general and administrative costs totaled approximately $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, professional fees and insurance expenses totaled approximately $3.3 million and $2.3 million respectively.

Total expenses for the nine months ended September 30, 2021 and 2020 were approximately $29.2 million and $14.8 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense and amortization on debt issuance costs for the period was approximately $10.3 million and $7.0 million, respectively, on average debt outstanding of $359 million and $160 million, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2021 net investment income and net realized gains were approximately $9.7 million, or $1.06 per share. For the three months ended September 30, 2020, net investment income and net realized losses were approximately $0.8 million, or $0.18 per share. For the nine months ended September 30, 2021, net investment income and net realized losses were approximately $22.2 million, or $2.70 per share. For the nine months ended September 30, 2020, net investment income and net realized gains were approximately $4.2 million, or $0.95 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the nine months ended September 30, 2021, GAAP-basis net investment income was approximately $33.6 million or $4.10 per share, while tax-basis distributable income was approximately $20.5 million or $2.49 per basic share. For the nine months ended September 30, 2020, GAAP-basis net investment income was approximately $8.1 million or $1.81 per share, while tax-basis distributable income was approximately $8.3 million or $1.85 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

During the nine months ended September 30, 2021, our total investments had net unrealized appreciation of approximately $8.0 million. Included in the net unrealized appreciation are unrealized appreciation on CLO Fund Securities of approximately $9.4 million, unrealized appreciation on equity securities of approximately $4.0 million, an unrealized appreciation of $2.6 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $7.4 million, and unrealized depreciation of $0.9 million on our derivatives. During the nine months ended September 30, 2020, our total investments had net unrealized depreciation of approximately $21.8 million. Included in the net unrealized depreciation are unrealized depreciation on CLO Fund Securities of approximately $.5 million, unrealized appreciation on equity securities of approximately $.4 million, an unrealized depreciation of $4.7 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $3.9million and unrealized depreciation of $1.0 million on our derivatives.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2021 was $28.4 million, or $3.45 per basic share. Net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2020 was $17.5 million, or $3.91 per share.

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

As of September 30, 2021 and December 31, 2020 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2021	December 31, 2020
Cash and cash equivalents	$28,539,989	$6,990,008
Restricted Cash	21,050,857	75,913,411
Senior Secured Loan	380,960,592	328,845,612
Junior Secured Loan	74,076,080	75,807,477
Senior Unsecured Bond	43,204	207,766
CLO Fund Securities	17,173,634	19,582,555
Equity Securities	22,298,759	13,944,876
Joint Ventures	67,629,114	49,349,163
Derivatives	(1,982,091)	(1,108,618)
Total	$609,790,138	$569,532,250

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2021, we had approximately $370 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 178%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

At September 30, 2021, GLPRF LLC was in compliance with all of its debt covenants and $69.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

2018-2 Secured Notes

September 30, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	89,631,705	90,512,698	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681,332	55,100,000	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102,679	18,250,000	LIBOR + 3.17%	A (sf)	11/20/2029

	$162,415,716	$163,862,698

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

On November 3, 2021, our Board declared a cash distribution of $0.62 per share of common stock. The distribution is payable on November 30, 2021 to stockholders of record at the close of business as of November 15, 2021.

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

The following table sets forth the quarterly distributions paid by us since 2019.

	Distribution [2]	Declaration Date		Record Date	Pay Date
2021:
Third quarter	$0.60	8/4/2021		8/17/2021	8/31/2021
Second quarter	$0.60	5/6/2021		5/19/2021	6/1/2021
First quarter	0.60	2/12/2021		2/22/2021	3/2/2021
Total declared in 2021	$1.80
2020:
Fourth quarter	$0.60	10/16/2020		10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020		5/7/2020	5/27/2020
First quarter	0.60	2/5/2020		2/18/2020	2/28/2020
Total declared in 2020	$2.40
2019:
Fourth quarter	$0.60	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.60	8/5/2019		8/12/2019	8/29/2019
Second quarter	1.00	3/20/2019		4/5/2019	4/26/2019
First quarter	1.00	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$3.20

1
Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.
2
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

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

During the third quarter of 2021, the Company repurchased 59,659 of its shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $1.4 million. There were no share repurchases during the first quarter of 2021. During the three and nine months ended September 30, 2021 , the Company repurchased 59,659 and 75,377 shares, respectively under the Stock Repurchase Program at an aggregate cost of approximately $1.4 million and $1.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2021 and December 31, 2020, we had approximately $48.7 million and $32.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of September 30, 2021 and December 31, 2020, we had a $6.9 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$340,933,596	$—	$69,070,898	$108,000,000	$163,862,698

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2021, six of our investments were on non-accrual status.

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

On November 3, 2021, our Board declared a cash distribution of $0.62 per share of common stock. The distribution is payable on November 30, 2021 to stockholders of record at the close of business as of November 15, 2021.

The following table sets forth the quarterly distributions paid by us for the 2021, 2020 and 2019 calendar years.

	Distribution [2]	Declaration Date		Record Date	Pay Date
2021:
Third quarter	$0.60	8/4/2021		8/17/2021	8/31/2021
Second quarter	$0.60	5/6/2021		5/19/2021	6/1/2021
First quarter	0.60	2/12/2021		2/22/2021	3/2/2021
Total declared in 2021	$1.80
2020:
Fourth quarter	$0.60	10/16/2020		10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020		8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020		5/7/2020	5/27/2020
First quarter	0.60	2/5/2020		2/18/2020	2/28/2020
Total declared in 2020	$2.40
2019:
Fourth quarter	$0.60	11/5/2019		11/15/2019	11/29/2019
Third quarter	0.60	8/5/2019		8/12/2019	8/29/2019
Second quarter	1.00	3/20/2019		4/5/2019	4/26/2019
First quarter	1.00	12/12/2018	[1]	1/7/2019	1/31/2019
Total declared in 2019	$3.20

1
Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

2 The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2021, approximately 86.9% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 75.5% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2021, we had $335.4 million (par value) of borrowings outstanding at a current weighted average rate of 3.2%, of which $108 million par value had a fixed rate and $232.9 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2021 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	(1,490,326)	386,545	2,237,103
Decrease in interest rate	52,554	(78,182)	(208,918)

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $1.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $387 thousand and $2.2 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in an increase in net investment income of approximately $53 thousand. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $78 thousand and $209 thousand, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although under the registration rights agreement we are required to consummate an offer to exchange the 4.875% Notes due 2026 for substantially equivalent registered securities or to register the resale of the 4.875% Notes due 2026, until the exchange offer is consummated or such a registration statement has been declared effective, as the case may be, holders of the 4.875% Notes due 2026 may not offer or sell the 4.875% Notes due 2026 except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. The SEC, however, has broad discretion to determine whether any registration statement will be declared effective and may delay or deny effectiveness of any such registration statement filed by us for a variety of reasons. Our ability to have declared effective by the SEC a registration statement pertaining to the registered exchange offer on a timely basis will depend upon our ability to resolve any issues that may be raised by the SEC. We have filed a registration statement with respect to the 4.875% Notes due 2026, but no assurance can be given as to when a registration statement with respect to the 4.875% Notes due 2026 will become effective, if at all. Failure to have the registration statement become effective could adversely affect the liquidity and price of the 4.875% Notes due 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”),we did not engage in any sales of unregistered securities during the nine months ended September 30, 2021, except as previously reported by us on our current reports on Form 8-K. We issued a total of 18,868 shares of common stock under our dividend reinvestment plan (“DRIP”) during the nine months ended September 30, 2021. This issuance was not subject to the registration requirements of the Securities Act. For the nine months ended September 30, 2021, the aggregate value of the shares of our common stock issued under our DRIP was approximately $444 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased (c)	Average Price per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
March 1-March 31, 2020	12,155	$10.10	12,155	$9,877

April 1-June 30, 2020	25,390	$11.20	25,390	$9,593

July 1-September 30, 2020	35,896	$12.70	35,896	$9,137

October 1-December 31, 2020	—		—	$9,137

Total, December 31, 2020	73,440		73,440

March 11-March 31, 2021	—		—	$10,000

April 1-June 30, 2021 (b)	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$-

Total, September 30, 2021	75,377		75,377

Total	148,817		148,817

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
(c)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

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

3.1.2

Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (the Reverse Stock Split Certificate of Amendment) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 26, 2021).

3.1.3

Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (the Decrease Shares Certificate of Amendment) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on August 26, 2021).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: November 4, 2021	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *