Form 10-K
period 2021-12-31
Portman Ridge Finance Corp
filed 2022-03-10
CIK 1372807

@

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $213,284,926 based upon a closing price of $23.80 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 8, 2022 was 9,699,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO Portman Ridge Finance Corporation

In this Annual Report on Form 10-K, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

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

ii

PART I

Item 1. Business

In this Annual Report on Form 10-K, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

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

From time-to-time we have made investments in CLO Fund Securities managed by other asset managers. Our collateralized loan obligation funds (“CLO Funds”) typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

Our investment portfolio (excluding our investments in the CLO Funds and Joint Ventures, as defined below) at December 31, 2021 was spread across 30 different industries and 113 different entities with an average par balance per entity of approximately $3.3 million. Our investment portfolio totaled $550.0 million at fair value as of December 31, 2021.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. From inception, the Adviser has purchased approximately $4.6 million newly issued shares of our common stock in connection with the agreement. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

GARS Transaction

On October 28, 2020, we completed our acquisition of Garrison Capital Inc., a publicly traded BDC (“GARS”, and such transaction the “GARS Acquisition”). To effect the acquisition, our wholly owned merger subsidiary merged with and into GARS, with GARS surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into us, with the Company surviving the merger.

In accordance with the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020 (the "GARS Merger Agreement"), each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. In connection with the closing of the GARS Acquisition, the Board approved an increase in the size of the Board from seven members to nine members, and appointed two former GARS directors to the Board.

HCAP Transaction

On June 9, 2021 we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (“Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the merger agreement for the HCAP Acquisition, dated December 23, 2020 (the "HCAP Merger Agreement"), HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

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

As a result of the Reverse Stock Split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. There was no change in the par value per share or the rights and preferences to the shareholders. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares (without interest and subject to backup withholding and applicable withholding taxes).

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

All share and per share values have been adjusted retroactively to reflect the split for all periods presented, except where otherwise noted.

Asset Manager Affiliates

As of December 31, 2021, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2021, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

Advisers’ Corporate Information

The Advisers' principal executive offices are located at 650 Madison Avenue, 23rd Floor, New York, New York 10022, and our telephone number is (212) 891-2880.

Available Information

We maintain a website on the Internet at www.portmanridge.com. The information contained in our website is not incorporated by reference into this Annual Report. We make copies of our periodic and current reports and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) available on the Investor Relations-SEC Filings section of our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2021:

•
represented approximately 79% of the total investment portfolio at fair value;
•
contained credit instruments issued by corporate borrowers;
•
primarily comprised of senior secured and junior secured loans (84% and 16% of Debt Securities Portfolio, respectively);
•
spread across 30 different industries and 113 different entities;
•
average par balance per investment of approximately $3.3 million;
•
seven investments were on non-accrual status; and
•
the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.1%.

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

Investment in Joint Ventures.

KCAP Freedom 3 LLC. During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the F3C Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans form us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”) The Fund invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for the Fund. During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The F3C Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the F3C Joint Venture made a cash distribution to us of approximately $12.6 million. Approximately $11.2 million of this distribution was a reduction in the cost basis of our investment in the F3C Joint Venture. The final determination of the tax attributes of distributions from the F3C Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

While we own a 62.8% interest in the F3C Joint Venture, the F3C Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the F3C Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the F3C Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

As of December 31, 2021, our investment in the F3C Joint Venture was approximately $23.1 million at fair value.

BCP Great Lakes Partnership. BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture,” collectively with the F3C Joint Venture the "Joint Ventures"). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2021, we had an aggregate $13.0 million unfunded commitment to the BCP Great Lakes Partnership. As of December 31, 2021, our investment in the BCP Great Lakes Partnership was approximately $37.4 million at fair value.

CLO Fund Securities. Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2021, unless otherwise specified:

•
CLO Fund Securities represented approximately 6% of the total investment portfolio at fair value;
•
CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds;
•
all CLO Funds invested primarily in credit instruments issued by corporate borrowers;

Asset Manager Affiliates. As of December 31, 2021, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2021, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

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
•
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
•
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

Monitoring

Our Board, including a majority of its independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to the Adviser.

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

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to Our Business and Structure - We may be obligated to pay the Adviser incentive compensation even if it incurs a net loss due to a decline in the value of our portfolio. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following is a graphical representation of the calculation of the Income-Based Fee:

Quarterly Income-Based Fee

(expressed as a percentage of the value of net assets)

0%	1.75%	2.12%

← 0% →	← 100% →	← 17.5% →

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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 8, 2022.

In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors, will oversee and monitor our investment performance and annually reviews the compensation we pay to the Adviser.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and our Board most recently determined to re-approve the Administration Agreement at a meeting held on March 8, 2022.

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

Allocation of Investment Opportunities and Potential Conflicts of Interest

Co-Investment Relief

As a BDC, we are subject to certain regulatory restrictions in making investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an exemptive order to an affiliate of the Adviser that permits us to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by us or our affiliates. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and certain criteria established by our Board.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $28.88 and $28.77 as of December 31, 2021 and December 31, 2020, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2021		December 31, 2020
($ in thousands)	Fair Value(1)	per Share(1)(2)	Fair Value(1)	per Share(1)(2)
Investments at fair value:
Non-Controlled/non-affiliated investments	$452,482	$46.65	$427,277	$56.85
Non Controlled affiliated investments	74,142	7.64	40,503	5.39
Controlled affiliated investments	23,361	2.41	19,957	2.66
Cash and cash equivalents	28,919	2.98	6,990	0.93
Restricted Cash(3)	39,421	4.06	75,913	10.10
All other assets	29,976	3.10	29,538	3.93
Total Assets	$648,301	$66.84	$600,178	$79.86
2018-2 CLO Secured Notes (net of discount)	$162,460	$16.75	$249,418	$33.18
4.875% Notes Due 2026 (net of discount, net of deferred financing costs)	104,892	10.81	—	—
Great Lakes Portman Ridge Funding LLC (net of deferred financing costs )	79,839	8.23	48,223	6.42
6.125% Notes Due 2022 (net of deferred financing costs )	—	—	75,668	10.07
Investment in Derivatives	2,412	0.25	1,109	0.15
Payable for open trades	5,397	0.56	—	—
Other liabilities	13,179	1.36	9,497	1.26
Total Liabilities	368,179	37.96	383,915	51.08
Net Asset Value	$280,122	$28.88	$216,264	$28.77
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

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and equity of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities, joint ventures, derivatives, partnerships and distressed debt securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, our Board determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. We use independent valuation firms to provide third party valuation consulting services to us and the Board of Directors. For additional information concerning valuation, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Valuation of Portfolio Investments”; and Notes 2 and 4 to the financial statements.

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

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. On March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirement for senior securities was changed from 200% to 150%, effective as of March 29, 2019. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Associated With Our Use of Leverage — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Taxation as a RIC

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gain not distributed (or deemed not distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner for each calendar year an amount at least equal to the sum of (a) 98% of our net ordinary income for that calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) 100% of any ordinary income and net capital gains recognized, but not distributed, in the preceding year and on which we paid no corporate-level U.S. federal income tax (the "Excise Tax Avoidance Requirement"). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). Although we generally endeavor to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, we may incur a U.S. federal excise tax. In that case, we will be liable for the tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made out of our current or accumulated earnings and profits would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate if paid to non-corporate stockholders. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction with respect to such dividend. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our stock, and any remaining distributions would be treated as a capital gain provided the stockholder holds our stock as a capital asset. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
•
We may default under the Revolving Credit Facility, the 4.875% Notes due 2026 or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•
We may be unable to realize the benefits anticipated by our prior strategic acquisitions, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
•
Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.
•
Major public health issues, and specifically the COVID-19 pandemic, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

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

An affiliate of the Adviser manages BC Partners Lending Corporation and Logan Ridge Finance Corporation, each of which is a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for those BDCs and us. Each of BC Partners Lending Corporation and Logan Ridge Finance Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in either of those BDCs. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and Logan Ridge Finance Corporation and three of our independent directors serve as independent directors of those BDCs.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BC Partners Lending Corporation, Logan Ridge Finance Corporation, BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. On November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, announced plans to consult on ceasing publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed its intention to cease publication of (i) one-week and two-month U.S. dollar LIBOR tenors after December 31, 2021 and (ii) remaining U.S. dollar LIBOR tenors after June 30, 2023.

As an alternative to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is expected to replace U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is uncertain whether SOFR will attain market traction or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If, as currently expected, LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond June 30, 2023, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the discontinuation date of June 30, 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-27.1%	-15.5%	-4.0%	7.6%	19.2%
(1)
Assumes $648.3 million in total assets, $280.1 million in net assets, and $352.4 million in par value of outstanding borrowings with a weighted average interest rate of 3.2% as of December 31, 2021.

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

We may default under the Revolving Credit Facility, the 4.875% Notes due 2026 or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under our revolving credit facility (the “Revolving Credit Facility”), the 4.875% Notes due 2026 or any future indebtedness, or are unable to amend, repay or refinance such indebtedness on commercially reasonable terms, or at all, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the 4.875% Notes due 2026 or any future indebtedness, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Events of default under the indenture governing the 4.875% Notes due 2026 include, among other things, (i) a payment default; (ii) a covenant default; (ii) a cross-default provision with respect to any instrument by which we have indebtedness for money borrowed in excess of $50 million in the aggregate; (iii) bankruptcy; and (iv) certain declines in the net asset value of the 4.875% Notes due 2026. If any such event of default has occurred and is continuing, the trustee or the holders of not less than 25% in principal amount of the 4.875% Notes due 2026 may declare the entire principal amount of all such notes to be due and immediately payable.

Our continued compliance with the covenants under the Revolving Credit Facility and the indenture governing the 4.875% Notes due 2026 Notes depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Following the consummation of the GARS Acquisition, we own all of the subordinated notes issued as part of the 2018-2 CLO (as defined below) (the “2018-2 Subordinated Notes”), and we consolidate the financial statements of the 2018-2 CLO in our financial statements and treat the senior secured notes issued as part of the 2018-2 CLO (the “2018-2 Secured Notes”) as leverage, except any 2018-2 Secured Notes owned by us, which are eliminated in consolidation. “2018-2 CLO” refers to the $420.0 million collateralized loan obligation (“CLO”) completed on October 18, 2018 by Portman Ridge Funding 2018-2 Ltd. ("PRF CLO 2018-2") (formerly known as Garrison Funding 2018-2 Ltd.), an exempted company incorporated with limited liability under the laws of the Cayman Islands and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC), a Delaware limited liability company and wholly-owned subsidiary of PRF CLO 2018-2.

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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of U.S. federal income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains (although we may retain certain net long-term capital gains, pay applicable U.S. federal income taxes with respect thereto and elect to treat the retained amount as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

We have engaged independent valuation firms to provide third party valuation consulting services to our Board. Each quarter, the independent valuation firms perform third party valuations on our material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the Board’s determination of fair value. The Board intends to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As of December 31, 2021, we had $31.6 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and covenants that we agreed to in connection with the issuance of the 4.875% Notes Due 2026 we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of 4.875% Notes Due 2026 that for the period of time during which the 4.875% Notes Due 2026 are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, from recognized capital gains or from capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have over the last several years included a significant return of capital component. For more information about our distributions over the last several years that have included a return of capital component, see Note 7 — “Distributable Taxable Income” to our consolidated financial statements included elsewhere in this Annual Report.

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

The 4.875% Notes due 2026 are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.

The 4.875% Notes due 2026 are obligations exclusively of Portman Ridge Finance Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 4.875% Notes due 2026, and the 4.875% Notes due 2026 are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of our preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the 4.875% Notes due 2026) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 4.875% Notes due 2026 are subordinated structurally to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the 4.875% Notes due 2026. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 4.875% Notes due 2026.

There is currently no public market for the 4.875% Notes due 2026. If an active trading market for the 4.875% Notes due 2026 does not develop or is not maintained, holders of the 4.875% Notes due 2026 may not be able to sell them.

The 4.875% Notes due 2026 are a new issue of debt securities for which there currently is no trading market. We do not currently intend to apply for listing of the 4.875% Notes due 2026 on any securities exchange or for quotation of the 4.875% Notes due 2026 on any automated dealer quotation system. If no active trading market develops, you may not be able to resell your 4.875% Notes due 2026 at their fair market value or at all. If the 4.875% Notes due 2026 are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Certain of the initial purchasers in the private offerings of the outstanding 4.875% Notes due 2026 have advised us that they intend to make a market in the 4.875% Notes due 2026 as permitted by applicable laws and regulations; however, the initial purchasers are not obligated to make a market in any of the 4.875% Notes due 2026, and they may discontinue their market-making activities at any time without notice. Accordingly, we cannot assure you that an active and liquid trading market will develop or continue for the 4.875% Notes due 2026, that you will be able to sell your 4.875% Notes due 2026 at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 4.875% Notes due 2026 may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 4.875% Notes due 2026 for an indefinite period of time.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 4.875% Notes due 2026, if any, could cause the liquidity or market value of the 4.875% Notes due 2026 to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 4.875% Notes due 2026. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 4.875% Notes due 2026. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any initial purchaser of the 4.875% Notes due 2026 undertakes any obligation to maintain our credit ratings or to advise holders of the 4.875% Notes due 2026 of any changes in our credit ratings.

The 4.875% Notes due 2026 are are subject to periodic review by independent credit rating agencies. Such ratings are limited in scope and do not address all material risks relating to an investment in the 4.875% Notes due 2026, but rather reflect only the view of each rating agency at the time the rating is issued. An explanation of the significance of such rating may be obtained from such rating agency. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.

An increase in market interest rates could result in a decrease in the market value of the 4.875% Notes due 2026.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 4.875% Notes due 2026. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if you purchase 4.875% Notes due 2026 bearing interest at fixed rates and market interest rates increase, the market values of those 4.875% Notes due 2026 may decline. We cannot predict the future level of market interest rates.

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

Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 4.875% Notes due 2026 and may have important consequences for you as a holder of the 4.875% Notes due 2026, including making it more difficult for us to satisfy our obligations with respect to the 4.875% Notes due 2026 or negatively affecting the trading value of the 4.875% Notes due 2026.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 4.875% Notes due 2026, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 4.875% Notes due 2026.

The optional redemption provision may materially adversely affect your return on the Exchange Notes.

The 4.875% Notes due 2026 are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 4.875% Notes due 2026 at times when prevailing interest rates are lower than the interest rate paid on the 4.875% Notes due 2026. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 4.875% Notes due 2026 being redeemed.

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

Risks Relating to Acquisitions

If we sell investments acquired as a result of our prior strategic acquisitions, it may result in capital gains and increase the incentive fees payable to the Adviser.

Investments that we acquired as a result of our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, are booked at a discount under ASC 805-50, Business Combinations–Related Issues. To the extent we sell one of these acquired investments at a price that is higher than its then-amortized cost, such sale would result in realized capital gain that would be factored into the amount of the incentive fee on capital gains, if any, that is paid by us to the Adviser. If we sell a significant portion of the investments acquired as a result of our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, it may materially increase the incentive fee on capital gains paid to the Adviser. The effect on the incentive fee on capital gains would be greater for acquired investments sold closer to the closing date of the applicable acquisition.

We may be unable to realize the benefits anticipated by our prior strategic acquisitions, including estimated cost savings, or it may take longer than anticipated to realize such benefits.

The realization of certain benefits anticipated as a result of our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, will depend in part on the integration of such companies’ investment portfolio with ours and the integration of their business. There can be no assurance that the investment portfolio or business of any such companies can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of such companies' investment portfolio to perform as expected, could have a material adverse effect on our results of operations.

We also expect to achieve certain cost savings from our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of us and such companies in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the investment portfolio or business of any such companies with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

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

Major public health issues, and specifically the COVID-19 pandemic, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

The COVID-19 pandemic had a significant adverse effect on the U.S. economy, particularly in the second quarter of 2020. Although certain economic conditions in the United States improved in 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of the Omicron variant, and risks to the U.S. economy from the COVID-19 pandemic remain that could have an adverse effect on our and our portfolio companies’ business. While, due to the evolving nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has, and could impact further, our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

Further, our compliance with measures to contain the spread of, or otherwise related to COVID-19 has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our Adviser, for an indefinite period of time. In response to the COVID-19 pandemic, the Adviser instituted a hybrid work from home arrangement to accommodate in-office and remote work. An extended period of remote working by our Adviser’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in this Annual Report, such as managing our liquidity, potential volatility in our share price, and our exposure to litigation and regulatory proceedings.

The COVID-19 pandemic resulted in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions and/or illiquidity adversely effected our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity may again negatively impact us. Such unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a results of the effects of COVID-19, including multiple variants thereof, on economic and market conditions.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current presidential administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014, and initiated troop movements into the eastern portion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PTMN." As of March 8, 2022, there were approximately 57 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

PRICE RANGE OF COMMON STOCK

The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices(2)(4)		of High Sale	of Low Sale
Period	NAV (1)(4)	High	Low	Price to NAV (3)(4)	Price to NAV (3)(4)
First quarter of 2022 (as of March 8, 2022)	*	$25.15	$23.85	*	*
Fourth quarter of 2021	$28.88	$25.66	$24.00	(11.15)%	(16.90)%
Third quarter of 2021	$29.71	$25.70	$22.80	(13.50)%	(23.26)%
Second quarter of 2021	$29.28	$24.60	$21.70	(15.98)%	(25.89)%
First quarter of 2021	$29.24	$21.70	$18.20	(25.79)%	(37.76)%
Fourth quarter of 2020	$28.77	$19.10	$12.60	(33.61)%	(56.20)%
Third quarter of 2020	$28.51	$13.50	$10.50	(52.65)%	(63.17)%
Second quarter of 2020	$27.13	$14.40	$8.40	(46.92)%	(69.04)%
First quarter of 2020	$26.91	$23.60	$7.50	(12.30)%	(72.13)%
(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Closing sales price as provided by the NASDAQ.
(3)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(4)
On August 23, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the issued and outstanding (or held in treasury) of our common stock. The reverse split became effective as of 12:01 a.m. on August 26, 2021. The share information in the table above has been adjusted to reflect the impact of the reverse stock split thereon.

* Not determinable at the time of filing.

On March 8, 2022, the reported closing sales price of our common stock was $23.85 per share.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below net asset value per share. Since our initial public offering in December 2006, our shares of common stock have traded at prices both less than and exceeding our net asset value per share.

DIVIDEND POLICY

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our tax basis ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) 100% of any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no corporate tax. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2021. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)
Total return includes reinvestment of distributions through December 31, 2021. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

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

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2021 and December 31, 2020:

	Total Number of Shares Purchased (2)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 1-March 31, 2020	12,155	$10.10	12,155	$9,877

April 1-June 30, 2020	25,390	$11.20	25,390	$9,593

July 1-September 30, 2020	35,896	$12.70	35,896	$9,137

October 1-December 31, 2020	—		—	$9,137

Total, December 31, 2020	73,441		73,441

March 11-March 31, 2021	—		—	$10,000

April 1-June 30, 2021	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$8,174

October 1-December 31, 2021	—		—	$8,174

Total, December 31, 2021	75,377		75,377

Total	148,818		148,818
(1)
On March 5, 2020, the Board of Directors of the Company approved the $10 million Stock Repurchase Program effective March 6, 2020 and terminating on March 5, 2021. On March 11, 2021, our board of directors authorized the Renewed Stock Repurchase Program, effective March 11, 2021 and terminating on March 31, 2022. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.
(2)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2021, we issued 38,436 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

Item 6. [Reserved]

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

From time-to-time we have made investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments. The majority of our investments in CLO Fund Securities are anticipated to provide us with recurring cash distributions.

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. See Note 6 - “Borrowings” to our consolidated financial statements.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. From inception, the Adviser has purchased approximately $4.6 million newly issued shares of our common stock in connection with this agreement. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments.

OHAI TRANSACTION

On December 18, 2019, we completed our acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.15. As a result of the merger, we issued an aggregate of 7,439,559 shares of our common stock to former OHAI stockholders (approximately 16.6% of the Company’s outstanding shares at December 31, 2019). Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

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

($ in thousands)
Common stock issued by the Company (1)	$15,548
Cash consideration to OHAI shareholders (2)	11,511
Transaction costs (excluding offering costs $386)	852
Total purchase consideration	27,911
Assets acquired:
Investments, at fair value (amortized cost of $54,124)	60,547
Cash	233
Interest receivable	592
Other assets	483
Total assets acquired	61,855
Liabilities assumed:
Debt	27,394
Other liabilities	126
Total liabilities assumed	27,520
Net assets acquired	34,335
Total purchase discount	$(6,424)
(1)
Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by us in conjunction with the merger.
(2)
Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid directly to shareholders of OHAI at closing from the Adviser.

GARS TRANSACTION

On October 28, 2020 we completed the GARS Acquisition. To effect the acquisition, our wholly owned merger subsidiary merged with and into GARS, with GARS surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into us, with the Company surviving the merger. In accordance with the terms of the GARS Merger Agreement, each share of GARS

Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. In connection with the closing of the GARS Acquisition, our Board approved an increase in the size of the Board from seven members to nine members, and appointed two former GARS directors to the Board. Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

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

($ in thousands)
Common stock issued by the Company (1)	$38,765
Cash consideration to GARS shareholders	24,100
Transaction costs (excluding offering costs $432)	1,168
Total purchase consideration	64,033
Assets acquired:
Investments, at fair value (amortized cost of $277,380)	317,803
Cash	35,361
Interest receivable	1,871
Other assets	2,088
Total assets acquired	357,123
Liabilities assumed:
Debt	251,213
Other liabilities	1,455
Total liabilities assumed	252,668
Net assets acquired	104,455
Total purchase discount	$(40,422)
(1)
Based on the market price at closing of $1.26 as of October 28, 2020 and the 30,765,640 shares of common stock issued by the Company in conjunction with the merger.

HCAP ACQUISITION AND ASSUMPTION AND REDEMPTION OF HCAP NOTES

On June 9, 2021, we completed the HCAP Acquisition, pursuant to the terms and conditions of the HCAP Merger Agreement. To effect the acquisition, the Acquisition Sub merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the HCAP Merger Agreement, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18,537,512.65 in cash payable by Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate. Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

With respect to the merger consideration from the Company, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of our common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock (other than Cancelled Shares) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of the Company's common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of the Company's common stock.

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

($ in thousands)
Common stock issued by the Company (1)	$37,063
Cash consideration to HCAP shareholders (2)	20,688
Transaction costs (excluding offering costs $519)	881
Total purchase consideration	58,632
Assets acquired:
Investments, at fair value (amortized cost of $53,812)	$57,621
Cash	32,119
Interest receivable	431
Other assets	2,665
Total assets acquired	92,836
Liabilities assumed:
Debt	28,750
Other liabilities	1,645
Total liabilities assumed	30,395
Net assets acquired	62,441
Total purchase discount	$(3,809)
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

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended December 31, 2021, 2020 and 2019 was as follows:

($ in thousands)	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2018 2019 Activity:	$147,862	$44,325	$2,038	$3,470	$30,857	$-	$228,552
Purchases / originations / draws	164,680	-	14,967	-	15,858	31	195,536
Pay-downs / pay-offs / sales	(123,783)	(13,630)	(372)	-	(4,645)	-	(142,430)
Net accretion of interest	367	6,163	-	-	-	-	6,530
Net realized gains (losses)	(8,842)	(1,395)	(1,912)	(3,470)	-	-	(15,619)
Increase (decrease) in fair value	6,519	(3,495)	(4,857)	-	3,018	(64)	1,121
Fair Value at December 31, 2019 2020 Activity:	186,803	31,968	9,864	-	45,088	(33)	273,690
Purchases / originations / draws	380,766	-	4,938	-	14,098	-	399,802
Pay-downs / pay-offs / sales	(198,365)	(4,432)	(1,516)	-	(7,760)	(978)	(213,051)
Net accretion of interest	8,228	3,542	-	-	-	-	11,770
Net realized gains (losses)	7,617	-	(989)	-	-	977	7,605
Increase (decrease) in fair value	19,812	(11,495)	1,648	-	(2,077)	(1,075)	6,813
Fair Value at December 31, 2020 2021 Activity:	404,861	19,583	13,945	-	49,349	(1,109)	486,629
Purchases / originations / draws	309,363	18,077	9,002	-	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(11,675)	(4,740)	-	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	4,754	-	-	-	-	32,303
Net realized gains (losses)	2,361	(5,323)	(2,176)	-	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,216	6,555	-	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021	$435,293	$31,632	$22,586	$-	$60,474	$(2,412)	$547,573
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

The following table shows the Company’s portfolio by security type at December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$361,556	$364,701	66	$304,539	$328,846	68
Junior Secured Loan	82,996	70,549	13	87,977	75,807	16
Senior Unsecured Bond	416	43	0	416	208	0
CLO Fund Securities	51,561	31,632	6	45,728	19,583	4
Equity Securities	26,680	22,586	4	24,594	13,945	3
Asset Manager Affiliates(2)	17,791	—	—	17,791	—	—
Joint Ventures	64,365	60,474	11	54,932	49,349	10
Derivatives	31	(2,412)	—	31	(1,109)	—
Total	$605,396	$547,573	100%	$536,008	$486,629	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2021 and December 31, 2020, for our investment portfolio was as follows:

($ in thousands)	December 31, 2021			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,730	$11,692	2	$11,342	$11,218	2
Asset Management Company(2)	17,791	—	—	17,791	—	—
Automotive	11,331	11,487	2	10,840	11,652	2
Banking, Finance, Insurance & Real Estate	41,487	42,858	8	30,075	31,122	6
Beverage, Food and Tobacco	5,511	5,625	1	9,196	9,100	2
Capital Equipment	14,387	10,620	2	10,276	8,205	2
Chemicals, Plastics & Rubber	12,692	12,969	2	6,609	7,230	1
CLO Fund Securities	51,561	31,632	6	45,728	19,583	4
Construction & Building	8,966	9,501	2	9,803	10,947	2
Consumer goods: Durable	25,151	24,831	5	32,435	34,859	7
Consumer goods: Non-durable	4,162	4,197	1	1,837	2,102	0
Containers, Packaging and Glass	2,780	2,570	1	2,807	2,503	1
Electronics	10,623	11,089	2	28,390	31,565	6
Energy: Oil & Gas	7,921	2,355	0	13,502	6,878	1
Environmental Industries	4,315	4,200	1	3,940	3,586	1
Finance	10,916	10,912	2	—	—	—
Forest Products & Paper	1,583	1,271	0	1,577	1,271	0
Healthcare, Education and Childcare	9,783	9,752	2	14,060	13,791	3
Healthcare & Pharmaceuticals	71,696	62,275	11	83,482	78,823	16
High Tech Industries	58,803	58,715	11	32,950	35,052	7
Hotel, Gaming & Leisure	4,906	4,898	1	—	—	—
Joint Ventures	64,365	60,474	11	54,932	49,349	10
Machinery (Non-Agrclt/Constr/Electr)	7,748	8,967	2	6,712	7,227	1
Media: Advertising, Printing & Publishing	150	246	0	2,831	3,170	1
Media: Broadcasting & Subscription	12,407	13,255	2	3,956	3,901	1
Media: Diversified & Production	6,272	6,365	1	2,659	2,612	1
Metals & Mining	15,342	13,647	3	1,219	1,327	0
Retail	6,144	6,775	1	5,790	6,597	1
Services: Business	76,071	77,798	14	58,027	60,119	12
Services: Consumer	990	990	0	4,241	4,198	1
Telecommunications	7,521	6,675	1	8,930	9,023	2
Textiles and Leather	12,496	11,095	2	12,415	10,861	2
Transportation: Cargo	—	—	—	7,656	8,758	2
Transportation: Consumer	7,795	7,837	1	—	—	—
Total	$605,396	$547,573	100%	$536,008	$486,629	100%
(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio, was approximately 8.1% and 7.7%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and Asset Manager Affiliates) at December 31, 2021 was spread across 30 different industries and 113 different entities with an average par balance per entity of approximately $3.3 million. As of December 31, 2021, seven of our debt investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2021 and December 31, 2020, the total amount of non-qualifying assets was approximately 15.8% and 13.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing 9.3% and 8.2% of the total assets as of December 31, 2021 and December 31, 2020, respectively, and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 4.9% and 3.3% of its total assets on such dates, respectively.

Asset Manager Affiliates

As of December 31, 2021, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2021, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2021 and December 31, 2020, we had approximately $31.6 million and $19.6 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of December 31, 2021 and December 31, 2020, were as follows:

($ in thousands)			December 31, 2021		December 31, 2020 (2)
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	4,198	1,779	6,219	2,612
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,679	4,278	9,998	3,836
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,147	1,258	1,273	1,322
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,066	—	6,066	—
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,549	—	4,142	1,609
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	—	—	8,872	3,549
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,694	6,314	9,158	6,655
JMP CLO IV Junior Sub Note	Subordinated Notes	57.3	8,530	8,105	—	—
JMP CLO V Junior Sub Note	Subordinated Notes	57.3	10,698	9,898	—	—
Total			$51,561	$31,632	$45,728	$19,583
(1)
Represents percentage of class held as of December 31, 2021.
(2)
As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by affiliates.

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

Investment in Joint Ventures

KCAP Freedom 3 LLC

During the third quarter of 2017, we and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the F3C Joint Venture. We contributed approximately $37 million and Freedom 3 Opportunities contributed approximately $25 million, in assets to the F3C Joint Venture, which in turn used the assets to capitalize the Fund managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Fund invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The F3C Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the F3C Joint Venture made a cash distribution to us of approximately $12.6 million. $11.8 million of this distribution was a return of capital, reducing the cost basis of our investment in the F3C Joint Venture by that amount. The final determination of the tax attributes of distributions from the F3C Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the F3C Joint Venture was restructured such that we are now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions was a reduction in the fair value of the Asset Manager Affiliates (realized loss) and increase the fair value of our investment in the F3C Joint Venture (unrealized gain) during the first quarter of 2019.

We own a 62.8% economic interest in the F3C Joint Venture. The F3C Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the F3C Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by us and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the F3C Joint Venture’s investment committee, which is comprised of one member appointed by us and one member appointed by Freedom 3 Opportunities.

We have determined that the F3C Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

(in thousands)

	As of December 31, 2021	As of December 31, 2020
Cash	$—	$—
Investment at fair value	35,841	31,404
Total Assets	$35,841	$31,404
Total Liabilities	$164	$167
Total Equity	$35,677	$31,237
Total Liabilities and Equity	$35,841	$31,404

KCAP Freedom 3 LLC

Summarized Statements of Operations

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Investment income	$7,274	$5,006	$5,128
Operating expenses	67	72	86
Net investment income	7,207	4,934	5,042
Unrealized appreciation on investments	2,577	(518)	2,951
Net income	$9,784	$4,416	$7,993

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2021

(in thousands)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 21.3%, 12/29 maturity	100.0%	$40,847	$35,841
Total Investments			$40,847	$35,841
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

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2020

(in thousands)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 12.3%, 12/29 maturity	100.0%	$38,986	$31,404
Total Investments			$38,986	$31,404
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

BCP Great Lakes Partnership

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture,” collectively with the F3C Joint Venture the "Joint Ventures"). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

The fair value of our investment in the BCP Great Lakes Partnership at December 31, 2021 and December 31, 2020 was $37.4 million and $29.6 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization, we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2021 and December 31, 2020, we had a $13.0 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2021, 2020 and 2019.

Revenue

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Investment Income:
Income from non-controlled/non-affiliated investments	$63,591	$27,553	$12,205
Income from non-controlled affiliated investments	8,947	10,065	10,324
Income from controlled affiliated investments	5,170	4,263	3,750
Interest from cash and time deposits	—	15	79
Fees and other income	2,378	868	137
Total investment income	$80,086	$42,764	$26,495

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the years ended December 31, 2021, 2020 and 2019, was approximately $80.1 million, $42.8 million and $26.5 million respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the years ended December 31, 2021, 2020 and 2019 approximately $63.8 million, $31.4 million and $15.0 million, respectively, investment income was attributable to interest income on our Debt Securities Portfolio. The increase in interest income is primarily driven by additions to the Debt Securities Portfolio through merger transactions, as well as an increase in the contractual interest rates on our loans.

At December 31, 2021 and December 31, 2020, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.1% and 7.7%, respectively.

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

Investment income is comprised of coupon interest, accretion of discount and accelerated accretion resulting from paydowns and other revenue earned from operations. Recent acquisitions of GARS (October 2020) and HCAP (June 2021) have had a significant positive impact on earnings as a result of amortization of purchase discount established at the time of the merger. The table below illustrates that impact.

($ in thousands)	For the Year Ended December 31, 2021
Interest from investments in debt excluding accretion	$42,787
Purchase discount accounting	16,644
PIK Investment Income	4,345
CLO Income	4,754
JV Income	9,178
Service Fees	2,378
Investment Income	80,086
Less : Purchase discount accounting	(16,644)
Core Investment Income	63,442

Core investment income excludes the impact of purchase discount amortization in connection with the GARS and HCAP mergers which is investment income as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), excluding the impact of purchase discount amortization associated with the GARS and HCAP mergers. We believe presenting investment income excluding the impact of the GARS and HCAP merger-related purchase discount amortization and the related per share amount is useful and appropriate supplemental disclosure for analyzing our financial performance due to the unique circumstance giving rise to the purchase accounting adjustment. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing Portman Ridge’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to net investment income excluding the impact of purchase accounting is detailed in the table above.

In addition to the amortization of purchase discount in the amount of $16.6 million illustrated above, the Company recognized additional purchase discount of approximately $3.4 in net realized gains (losses) from investment transactions, for the year ended December 31, 2021.

Investment Income on Investments in CLO Fund Securities. For the years ended December 31, 2021, 2020 and 2019, approximately $4.8 million, $3.5 million and $6.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. During the year ended December 31, 2021, we acquired two additional investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the years ended December 31, 2021, 2020 and 2019,we recognized $9.2 million, $6.9 million and $4.9 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2021 and December 31, 2020, the fair value of our investments in Joint Ventures was approximately $60.5 million and $49.3 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the years ended December 31, 2021, 2020 and 2019, approximately $2.4 million, $0.9 million and $0.1 million of investment income was attributable to Capital Structuring Fees. The increase in Capital Structuring Fees over prior year was primarily due to increased amendment and portfolio activity.

Expenses

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Expenses:
Management fees	$7,916	$4,579	$3,129
Performance-based incentive fees	7,075	4,858	—
Interest and amortization of debt issuance costs	13,644	10,284	8,261
Compensation	—	—	3,689
Professional fees	3,660	2,836	3,467
Administrative services expense	3,219	1,941	1,244
Other general and administrative expenses	2,568	1,823	2,201
Lease termination costs	—	—	1,431
Total expenses	38,082	26,321	23,421
Management and performance-based incentive fees waived	—	(557)	—
Net Expenses	$38,082	$25,764	$23,421

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

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2021, 2020 and 2019 were approximately $7.9 million, $4.6 million and $3.1 million, respectively. Incentive fees for the year ended December 31, 2021 were approximately $7.1 million, none of which were waived. Incentive fees for the year ended December 31, 2020 were approximately $4.9 million, of which approximately $557 thousand were waived. There were no incentive fees earned during the year ended December 31, 2019. See “The Externalization” above.

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

Total expenses for the years ended December 31, 2021, 2020 and 2019 were approximately $38.1 million, $26.3 million and $23.4 million, respectively. For the year ended December 31, 2019, we incurred approximately $3.4 million in total expenses in connection with the Externalization and approximately $1.4 million related to the termination of the lease of office space formerly occupied by the Company prior to the Externalization. The impairment charge related to our write down of our lease right-of-use asset is recorded as a separate line item within the expense section of the consolidated statement of operations. For the years ended December 31, 2021, 2020 and 2019, interest expense and amortization on debt issuance costs and discount for the period was approximately $13.6 million, $10.3 million and $8.3 million, respectively, on average debt outstanding of $350 million, $203 million, and $132 million, respectively.

For the year ended December 31, 2019, approximately $3.7 million of expenses were attributable to compensation of former employees, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the year ended December 31, 2019, we incurred approximately $2.2 million in compensation expense (primarily severance) in connection with the Externalization.

For the years ended December 31, 2021, 2020 and 2019, professional fees totaled approximately $3.7 million, $2.8 million and $3.5 million, respectively. The increase in professional fees for the year ended December 31, 2021 in comparison to the prior year was primarily driven by transaction related legal expenses and transaction related advisory fees. For the year ended December 31, 2019, we incurred approximately $1.0 million of professional fees in connection with the Externalization.

For the years ended December 31, 2021, 2020 and 2019, administrative services expense was approximately $3.2 million, $1.9 million, and $1.2 million , respectively. The increase in administrative services expense for the year ended December 31, 2021 in comparison to the prior year was primarily driven by the increase in assets under management.

Other general and administrative expenses, which includes technology and other office and administrative expenses, totaled approximately $2.6 million, $1.8 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in general and administrative expenses for the year ended December 31, 2021 in comparison to the prior year was primarily driven by increased custodial and investor relations expenses due to the increase in assets under management. For the year ended December 31, 2019, we incurred approximately $187,000 in administrative costs in connection with the Externalization.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2021, net investment income and net realized gains were approximately $37.7 million, or $4.42 per share. For the year ended December 31, 2020, net investment income and net realized gains were approximately $24.6 million, or $4.92 per share. For the year ended December 31, 2019, net investment income and net realized (losses) were approximately ($12.5) million, or ($3.33) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2021, GAAP-basis net investment income was approximately $42.0 million or $4.92 per share, while tax-basis distributable income was approximately $22.7 million or $2.66 per share. For the year ended December 31, 2020, GAAP-basis net investment income was approximately $17.0 million or $0.34 per basic share, while tax-basis distributable income was approximately $10.8 million or $0.22 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(8,047)	$21,366	$9,756
Non-Controlled affiliated investments	282	(11,723)	(6,208)
Controlled affiliated investments	625	(1,755)	(2,363)
Derivatives	(1,303)	(1,075)	(64)
Total net unrealized gain (loss) from investment transactions	$(8,443)	$6,813	$1,121

During the year ended December 31, 2021, our total investments had net unrealized depreciation of approximately $8.4 million. Included in the net unrealized appreciation for the year ended December 31, 2021, are unrealized appreciation on CLO Fund Securities of approximately $6.2 million, net unrealized appreciation on equity securities of approximately $6.6 million, as well as unrealized appreciation of $1.7 million on our Joint Venture investments. Unrealized depreciation on our debt securities was approximately $21.6 million, including approximately $3.8 million of purchase discount related to assets acquired in the HCAP transaction.

During the year ended December 31, 2020, our total investments had net unrealized appreciation of approximately $6.8 million. Included in the net unrealized appreciation for the year ended December 31, 2020 are unrealized depreciation on CLO Fund Securities of approximately $11.5 million, unrealized depreciation on equity securities of approximately $1.6 million, unrealized depreciation of $2.1 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $19.8 million, including approximately $40.4 million of purchase discount related to assets acquired in the GARS transaction.

During the year ended December 31, 2019, our total investments had net unrealized appreciation of approximately $1.1 million. Included in the net unrealized appreciation for the year ended December 31, 2019 are unrealized depreciation on CLO Fund Securities of approximately $3.5 million unrealized depreciation and on equity securities of approximately $4.9 million, unrealized depreciation of $3.0 million on our Joint Ventures investment and unrealized appreciation on our debt securities of $6.5 million, including approximately $6.4 million of purchase discount related to assets acquired in the OHAI transaction.

Net Change in Stockholder’s Equity Resulting from Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2021 was approximately $26.0 million, or $3.05 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2020 was approximately $31.6 million, or $6.32 per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2019 was approximately ($12.5) million, or ($3.32) per basic share.

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

As of December 31, 2021 and December 31, 2020 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	December 31, 2021	December 31, 2020
Cash and cash equivalents	$28,919	$6,990
Restricted Cash	39,421	75,913
Senior Secured Loan	364,701	328,846
Junior Secured Loan	70,549	75,807
Senior Unsecured Bond	43	208
CLO Fund Securities	31,632	19,583
Equity Securities	22,586	13,945
Joint Ventures	60,474	49,349
Derivatives	(2,412)	(1,109)
Total	$615,913	$569,532

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2021, we had approximately $352.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 178%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2021, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

At December 31, 2021, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $80.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes”) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the par value of the 2018-2 Subordinated Notes and $18.3 million of the par value of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

During the first quarter of 2021, we redeemed approximately $88 million of the par value of the 2018-2 Secured Notes. In connection therewith, we recognized a realized loss on extinguishment of debt of approximately $0.9 million.

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
•
98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•
100% any net ordinary income and net capital gains for the preceding year that were not distributed during such year and on which we paid no corporate tax.

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

The following table sets forth the quarterly distributions paid by us since 2019.

	Distribution(1)	Declaration Date	Record Date	Pay Date
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40
2019:
Fourth quarter	$0.60	11/5/2019	11/15/2019	11/29/2019
Third quarter	0.60	8/5/2019	8/12/2019	8/29/2019
Second quarter	1.00	3/20/2019	4/5/2019	4/26/2019
First quarter	1.00	12/12/2018	1/7/2019	1/31/2019
Total declared in 2019	$3.20
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2021 and December 31, 2020, the Company had approximately $47.9 million and $32.9 million in commitments to fund investments, respectively. As of December 31, 2021, included in such amount was $13.0 million in unfunded commitments to the BCP Great Lakes Partnership. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2021:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$352,434	$—	$80,571	$108,000	$163,863

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies — Investments”, contained elsewhere herein.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2021, seven of our debt investments were on non-accrual status.

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

Recent Developments

On March 10, 2022 our Board declared a distribution to shareholders of $0.63 per share for a total of $6.1 million. The distribution is payable on March 30, 2022 to stockholders of record at the close of business as of March 21, 2022.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2021, approximately 84% of our Debt Securities Portfolio at par value were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 75% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2021, we had approximately $352.4 million (par value) of borrowings outstanding at a current weighted average rate of 3.2%, of which $108 million par value had a fixed rate and $244.4 million par value has a floating rate.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 4.875% Notes Due 2026 would remain the same, given that this debt is at a fixed rate, while the interest rate on borrowings under the Revolving Credit Facility would fluctuate with changes in interest rates.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2021 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$(1,153)	$217	$1,671
Decrease in interest rate	$256	$256	$256

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $1.2 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $217 thousand and an increase of $1.7 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% or 3% would result in an increase in net investment income of approximately $256 thousand. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments. There is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

The Company has engaged independent valuation firms to provide third party valuation consulting services to the Board. Each quarter, the independent valuation firms perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2021 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

FEES AND EXPENSES

The information in the following table is being provided to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	2.83%	(4)
Incentive fee payable under the Investment Advisory Agreement (17.50% of net investment income and realized capital gains)	2.53%	(5)
Interest payments on borrowed funds	4.87%	(6)
Other expenses	3.37%	(7)
Total annual expenses	13.60%
(1)
In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load and other offering expenses to be borne by us and our stockholders.
(2)
The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)
The expenses associated with the administration of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.
(4)
Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.50% of our average adjusted gross assets, excluding cash and cash equivalents but including assets purchase with borrowed amounts.
(5)
Our incentive fee consists of two parts: (1) a portion based on our pre-incentive fee net investment income, or the Income-Based Fee, and (2) a portion based on the capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains fee, or the Capital Gains Fee. The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50% of capital gains computed net of all realized capital losses and gross unrealized capital depreciation.
(6)
“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2021, including with respect to our revolving credit facility and outstanding unsecured notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)
“Other expenses” represent amounts which are based upon the annualized results of our operations for the year ended December 31, 2021, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Years	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$111	$312	$490	$849

You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$119	$334	$520	$883
(1)
Assumes we will not realize any capital gains computed net of all realized capital losses and gross unrealized capital depreciation in any of the periods indicated.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, the income incentive fee under the Investment Advisory Agreement may not be earned or payable and is not included in the example. If we achieve sufficient returns on our investments to trigger an income incentive fee of a material amount, our expenses, and returns to our investors, would be higher.

Further, while the example assumes reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by (a) the market price per share of our common stock at the close of trading on the payment date fixed by the Board in the event that newly issued shares of our common stock are used to implement the dividend reinvestment plan or (b) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to implement the requirements of the dividend reinvestment plan, which may be at, above or below net asset value.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual
Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portman Ridge Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheet of Portman Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $465.7 million as of December 31, 2021.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1. We evaluated the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

2. We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

3. We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

Significant Unusual Transaction – Business Acquisition –- Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company merged with another company, Harvest Capital Credit Corporation, during the current year in a transaction which qualifies as a business acquisition pursuant to relevant accounting literature. The fair value of the consideration paid, and transaction costs incurred to complete the merger by the Company, including cash payments paid at closing directly to shareholders, are allocated to the investments acquired, based on their relative fair values as of the date of acquisition. The fair value of the purchase consideration paid by the Company below the fair value of net assets acquired is considered the purchase discount. At the close of the transaction, the total consideration paid was $58.6 million for a net asset value of $62.4 million, resulting in a purchase discount or unrealized gain of $3.8 million.

The fair value of certain assets acquired as part of the acquisition involves significant management judgment in the selection of unobservable inputs and other assumptions. As this transaction falls outside the normal course of business for the Company, auditing the acquisition involves a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s calculation of the total consideration, net asset value assumed, and the unrealized gain.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the business acquisition transaction included the following, among others:

1. We evaluated the design and implementation of controls over management’s process for significant and unusual transactions.

2. We evaluated the calculation of shares issued by independently validating the total outstanding shares and share price at the close of the transaction.

3. In instances where the value of asset or liability accounts involved the use of significant unobservable inputs, we evaluated the appropriateness of the valuation techniques and tested the inputs by comparing to external sources.

4. We evaluated the estimated transaction expenses by validating the accuracy of the estimated totals compared to the final invoices.

/s/ Deloitte & Touche LLP
New York, New York

March 10, 2022
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Portman Ridge Finance Corporation:

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, the consolidated balance sheet of Portman Ridge Finance Corporation and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes, including the senior securities information for each of the years in the two year period ended December 31, 2020 in Note 6 (collectively, the consolidated financial statements) and the consolidated financial highlights for each of the years in the two-year period ended December 31, 2020 as listed in the accompanying index. The 2020 and 2019 consolidated financial statements and consolidated financial highlights before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1 are not presented herein. In our opinion, the consolidated financial statements and consolidated financial highlights, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, and the financial highlights and senior securities information for each of the years in the two-year period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and consolidated financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and consolidated financial highlights. Such procedures also included confirmation of investments owned as of December 31, 2020, by correspondence with custodians, portfolio companies, or agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and consolidated financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2019 to 2021.

New York, New York

March 11, 2021

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2021 - $479,153; 2020 - $445,901)	$452,482	$427,277
Non-controlled affiliated investments (amortized cost: 2021 - $74,082; 2020 - $40,726)	74,142	40,503
Controlled affiliated investments (cost: 2021 - $52,130; 2020 - $49,350)	23,361	19,957
Total Investments at Fair Value, excluding derivatives (cost: 2021 - $605,365; 2020 - $535,978)	549,985	487,737
Cash and cash equivalents	28,919	6,990
Restricted cash	39,421	75,913
Interest receivable	5,514	2,973
Receivable for unsettled trades	20,193	25,108
Due from affiliates	507	357
Other assets	3,762	1,100
Total Assets	$648,301	$600,178
LIABILITIES
2018-2 Secured Notes (net of discount of: 2021 - $1,403; 2020 - $2,445)	$162,460	$249,418
4.875% Notes Due 2026 (net of discount of: 2021 - $2,157; net of deferred financing costs of: 2021 - $951)	104,892	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2021 - $732; 2020 - $1,098)	79,839	48,223
6.125% Notes Due 2022 (net of deferred financing costs of: 2020 - $1,058)	—	75,668
Derivative liabilities (cost: 2021 - $31; 2020 - $31)	2,412	1,109
Payable for unsettled trades	5,397	—
Accounts payable, accrued expenses and other liabilities	4,819	1,789
Accrued interest payable	2,020	1,089
Due to affiliates	1,799	1,375
Management and incentive fees payable	4,541	5,244
Total Liabilities	368,179	383,915
COMMITMENTS AND CONTINGENCIES (NOTE 9)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,867,998 issued, and 9,699,695 outstanding at December 31, 2021, and 7,609,349 issued, and 7,516,423 outstanding at December 31, 2020	97	75
Capital in excess of par value	733,095	639,136
Total distributable (loss) earnings	(453,070)	(422,947)
Total Net Assets	280,122	216,264
Total Liabilities and Stockholders' Equity	$648,301	$600,178
Net Asset Value Per Common Share (1)	$28.88	$28.77
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Investment income:
Income from non-controlled/non-affiliated investments	$63,591	$27,553	$12,205
Income from non-controlled affiliated investments	8,947	10,065	10,324
Income from controlled affiliated investments	5,170	4,263	3,750
Interest from cash and time deposits	—	15	79
Fees and other income	2,378	868	137
Total investment income	80,086	42,764	26,495
Expenses:
Management fees	7,916	4,579	3,129
Performance-based incentive fees	7,075	4,858	—
Interest and amortization of debt issuance costs	13,644	10,284	8,261
Compensation	—	—	3,689
Professional fees	3,660	2,836	3,467
Administrative services expense	3,219	1,941	1,244
Other general and administrative expenses	2,568	1,823	2,201
Lease termination costs	—	—	1,431
Total expenses	38,082	26,321	23,421
Management and performance-based incentive fees waived	—	(557)	—
Net Expenses	38,082	25,764	23,421
Net Investment Income	42,004	17,000	3,074
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	(4,397)	7,120	(10,972)
Non-Controlled affiliated investments	139	485	(12)
Controlled affiliated investments	—	—	(4,635)
Net realized gain (loss) on investments	(4,258)	7,605	(15,619)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(8,047)	21,366	9,756
Non-Controlled affiliated investments	282	(11,723)	(6,208)
Controlled affiliated investments	625	(1,755)	(2,363)
Derivatives	(1,303)	(1,075)	(64)
Net unrealized gain (loss) on investments	(8,443)	6,813	1,121
Tax (provision) benefit on realized and unrealized (gains) losses on invstments	(1,442)	—	—
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(14,143)	14,418	(14,498)
Realized gains (losses) on extinguishments of Debt	(1,835)	155	(1,076)
Net Increase (Decrease) In Net Assets Resulting From Operations	$26,026	$31,573	$(12,500)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share (1):
Basic:	$3.05	$6.32	$(3.32)
Diluted:	$3.05	$6.32	$(3.32)
Net Investment Income Per Common Share (1):
Basic:	$4.92	$3.40	$0.82
Diluted:	$4.92	$3.40	$0.82
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	8,536,079	4,998,759	3,764,165
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Operations:
Net investment income	$42,004	$17,000	$3,074
Net realized gains (losses) from investment transactions	(4,258)	7,605	(15,619)
Realized gains (losses) from extinguishments of debt	(1,835)	155	(1,076)
Net change in unrealized appreciation (depreciation) on investments	(8,443)	6,813	1,121
Tax provision	(1,442)	—	—
Net increase (decrease) in stockholders’ equity resulting from operations	26,026	31,573	(12,500)

Stockholder distributions:
Distributions of ordinary income	(20,575)	(10,694)	(465)
Return of capital	—	—	(11,485)
Net decrease in net assets resulting from stockholder distributions	(20,575)	(10,694)	(11,950)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	927	145	206
Stock repurchases	(1,827)	(863)	—
Stock based compensation	—	—	259
Private placement	20,612	572	—
HCAP purchase (net of offering expenses)	38,695	—	—
GARS purchase (net of offering expenses)	—	43,332	—
OHAI purchase (net of offering expenses)	—	—	18,163
Net increase in net assets resulting from capital share transactions	58,407	43,186	18,628

Net assets at beginning of period	216,264	152,199	158,021
Net assets at end of period	$280,122	$216,264	$152,199
Net asset value per common share (1)	$28.88	$28.77	$33.95
Common shares outstanding at end of period (1)	9,699,695	7,516,423	4,482,968
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares outstanding and net asset value per common share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$26,026	$31,573	$(12,500)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	4,258	(7,605)	15,619
Net change in unrealized (appreciation) depreciation from investments	8,443	(6,813)	(1,121)
Purchases of investments	(297,149)	(115,989)	(100,848)
Proceeds from sales and redemptions of investments	329,458	213,050	142,428
Net accretion of investments	(32,303)	(11,770)	(6,529)
Amortization of debt issuance costs	1,022	992	1,044
Realized (gains) losses on extinguishments of debt	1,835	(155)	1,076
Net amortization of operating lease	—	—	(165)
Net payment-in-kind interest income	(3,247)	(2,225)	(606)
Stock-based compensation	—	—	259
Cash consideration net of cash acquired from mergers	13,549	16,261	(8,511)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	4,914	(688)	(24,420)
(Increase) decrease in interest and dividends receivable	(2,541)	(612)	(24)
(Increase) decrease in due from affiliates	(150)	116	535
(Increase) decrease in other assets	(227)	12	(148)
Increase (decrease) in payable for unsettled trades	5,397	—	(23,205)
Increase (decrease) in accrued interest payable	931	953	85
Increase (decrease) in management and incentive fees payable	(703)	4,167	1,077
Increase (decrease) in due to affiliates	424	(337)	1,596
Increase (decrease) in accounts payable and accrued expenses	1,212	746	(1,704)
Net cash used in operating activities	61,149	121,677	(16,064)
FINANCING ACTIVITIES:
Debt issuance costs	(1,055)	(1)	(1,847)
Equity issuance costs	(547)	(432)	(386)
Private placement	4,020	572	—
Stock repurchase program	(1,827)	(863)	—
Distributions to stockholders	(19,647)	(10,549)	(11,744)
Repurchase of 6.125% Notes Due 2022	(76,726)	(513)	—
Repayment of 2018-2 Secured Notes	(88,000)	(1,841)
Repayment of 6.125% Notes from HCAP acquisition	(28,750)	—	—
Issuance of 4.875% Notes Due 2026	105,570	—	—
Repayment of OHAI debt assumed	—	—	(27,394)
Borrowings from Revolving Credit Facilities	31,250	47,250	197,321
Repayment of Revolving Credit Facilities	—	(77,500)	(144,106)
Net cash provided by financing activities	(75,712)	(43,878)	11,844
CHANGE IN CASH AND RESTRICTED CASH	(14,563)	77,799	(4,220)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	82,903	5,104	9,324
CASH AND RESTRICTED CASH, END OF YEAR	$68,340	$82,903	$5,104
Amounts per balance sheet:
Cash and cash equivalents	$28,919	$6,990	$137
Restricted cash	39,421	75,913	4,967
Total Cash and Restricted cash	$68,340	$82,903	$5,104
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$11,692	$8,339	$7,081
Reinvestment of distributions	$927	$145	$206
Non-cash purchase of investments	$16,592	$—	$—
Realized loss on Asset Manager Affiliates	$—	$—	$3,470
Initial recognition of operating lease right-of-use asset	$—	$—	$3,309
Initial recognition for operating lease liability	$—	$—	$3,684
Acquisitions:
Non-cash assets acquired
Investments, at cost	$53,812	$277,380	$54,124
Interest receivable	431	1,871	592
Other assets	2,665	2,088	482
Total non-cash assets purchased	$56,908	$281,339	$55,199
Liabilities assumed
Debt	$28,750	$251,213	$27,394
Accounts payable and accrued expenses	1,645	1,454	126
Total liabilities assumed	$30,395	$252,668	$27,520
Issuance of common stock	$37,063	$38,765	$15,549
Deemed capital contribution from affiliates	$2,150	$5,000	$3,000
Transaction costs	$881	$1,168	$852

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2021

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	6.5% Cash	L+5.50%	1.00%	9/24/27	9/24/21	11,172	$11,012	$11,019	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash			9/24/27	9/24/21	-	(21)	(38)	(7)(12)(13)(20)
Accordion Partners LLC	Revolver	Finance	0.5% Cash			9/24/27	9/24/21	-	(75)	(69)	(7)(12)(20)
Accurate Background, LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	3/26/27	10/20/21	3,000	2,741	2,760	(7)(12)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,623	2,623	2,665	(7)(12)(13)
Advantage Capital Holdings LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,969	2,969	3,017	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	5.1% Cash	L+5.00%		8/15/25	10/28/20	2,339	1,976	2,283	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,950	4,869	4,950	(7)(12)(13)
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	Beverage, Food and Tobacco	1.0% Cash			10/6/26	12/9/20	-	(16)	-	(7)(12)(13)(20)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	675	658	675	(7)(12)(20)
Analogic Corporation	First Lien Term Loan A	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,520	3,201	3,373	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/23	10/28/20	116	116	107	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	8.0% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	7,021	6,836	6,873	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	7.8% Cash + 2.8% PIK			11/15/26	11/15/21	12,152	11,857	11,696	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	10.5% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	474	459	(7)(12)(20)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	1,975	1,947	1,978	(7)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,972	2,006	(7)(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	High Tech Industries	0.5% Cash			3/9/27	7/7/21	-	(16)	(26)	(7)(12)(13)(20)
Appfire Technologies, LLC	Term Loan	High Tech Industries	6.5% Cash	L+5.50%	1.00%	3/9/27	12/20/21	1,537	1,537	1,528	(7)(12)(13)
Athos Merger Sub LLC	First Lien Term Loan	Services: Business	5.1% Cash	L+5.00%		7/31/26	10/28/20	1,316	1,164	1,316	(7)(12)(13)
BJ Services, LLC	First Out Term Loan	Energy: Oil & Gas	8.5% Cash	L+7.00%	1.50%	1/3/23	10/28/20	371	348	371	(7)(12)(13)
BMC Acquisition, Inc.	Initial Term Loan	Banking, Finance, Insurance & Real Estate	6.3% Cash	L+5.25%	1.00%	12/28/24	1/2/18	2,692	2,691	2,692	(7)(12)(13)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	10/21/27	10/29/21	506	493	493	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	10/21/26	10/29/21	200	177	177	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	2,156	2,121	2,156	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	625	619	625	(7)(12)(13)(20)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	7.5% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,888	2,852	2,880	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,114	1,100	1,103	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	5/8/20	6,752	6,689	6,684	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,990	3,951	3,950	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	6.5% Cash	L+5.50%	1.00%	10/9/24	10/28/20	315	264	315	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.0% PIK			10/9/25	10/28/20	8,838	7,484	8,324	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	7/16/23	1/29/21	582	582	582	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	7/16/23	1/11/21	576	576	576	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	1/26/24	10/1/21	6,637	5,586	5,676	(7)(12)(13)
Coastal Screen and Rail, LLC	First Lien Term Loan	Construction & Building	12.0% Cash			1/24/23	6/9/21	1,750	1,665	1,741	(7)(12)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	637	605	605	(7)(12)(13)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	8,248	8,109	8,104	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/1/26	11/1/21	-	(35)	(35)	(7)(12)(20)
Datalink, LLC	Delayed Draw Term Loan (First Lien)	Healthcare & Pharmaceuticals	1.0% Cash			11/23/26	11/23/20	-	(12)	-	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.3% Cash	L+6.25%	1.00%	11/23/26	11/23/20	2,826	2,763	2,826	(7)(12)(13)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	EUR Term Loan A	High Tech Industries	5.0% PIK			5/11/22	5/11/20	261	302	256	(12)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	4.4% Cash	L+4.25%		7/30/25	6/27/19	822	822	817	(7)(12)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	4.6% Cash	L+4.50%		7/30/25	2/14/20	983	979	985	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	6.6% Cash	L+6.50%		12/14/25	10/28/20	2,440	2,149	2,448	(7)(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	9.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,300	5,104	3,513	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	0.8% Cash			2/15/23	10/28/20	-	-	(19)	(7)(12)(20)
Grupo HIMA San Pablo, Inc.	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	10.5% Cash	L+9.00%	1.50%	8/1/21	1/30/13	2,437	2,437	360	(5)(7)(12)(13)
Grupo HIMA San Pablo, Inc.	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash			12/24/21	11/24/21	88	88	88	(7)(12)(20)
Grupo HIMA San Pablo, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.5% Cash	L+9.00%	1.50%	12/24/21	11/24/21	265	265	265	(5)(7)(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/2021	14,963	14,688	14,795	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	7.0% Cash	L+6.25%	1.00%	7/2/27	7/2/21	5,801	5,654	5,711	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	2,000	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	6,547	5,847	5,490	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	670	598	562	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,769	1,765	1,764	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan (add on)	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,875	1,871	1,871	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	7.0% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,668	2,401	2,655	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	7.0% Cash + 7.0% PIK	L+6.00%	1.00%	12/15/26	12/15/21	2,000	1,960	1,960	(3)(12)
Keeco, LLC	Term Loan	Consumer goods: Durable	9.5% Cash + 0.8% PIK	L+7.75%	1.75%	3/15/24	10/1/21	5,553	4,994	5,172	(7)(12)(13)
Keg Logistics LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,244	12,064	12,061	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	0.5% Cash			11/23/27	11/23/21	-	(13)	(13)	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	6.1% Cash	L+6.00%		10/1/24	10/28/20	2,970	2,594	2,910	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	6.3% Cash	L+5.50%	0.75%	7/21/27	7/20/21	5,000	4,906	4,898	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	7,062	6,564	7,020	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	319	340	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	6.5% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,812	3,280	3,600	(7)(12)(13)
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	7.0% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,801	5,651	5,656	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash			8/11/28	8/11/21	-	(25)	(63)	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/22/22	10/28/20	-	-	-	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	6.5% Cash	L+5.50%	1.00%	12/6/27	12/6/21	8,098	7,402	8,098	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	6.8% Cash	L+5.50%	1.00%	7/26/23	10/28/20	6,491	5,987	6,491	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan (First Lien)	Services: Business	7.0% Cash	L+6.00%	1.00%	6/9/22	12/31/20	2,915	2,918	2,915	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,988	6,916	6,988	(7)(12)(13)
Nasco Healthcare Inc.	Term Loan	Consumer goods: Non-durable	6.5% Cash	L+5.50%	1.00%	6/30/23	5/22/20	4,264	4,162	4,197	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	5,000	4,674	4,923	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	457	427	450	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	384	339	373	(7)(12)(13)(20)
Naviga Inc.	Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	712	702	701	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	756	751	744	(7)(12)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			12/31/21	10/1/21	14,074	14,085	12,280	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	7.3% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,937	7,795	7,837	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	738	667	731	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,522	2,277	2,500	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,524	1,378	1,511	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			5/29/25	5/29/20	1,543	1,240	1,207	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			5/29/25	5/29/20	1,593	1,290	499	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	2.0% Cash + 7.0% PIK			5/29/25	5/29/20	1,030	1,017	994	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	2.0% Cash + 8.0% PIK			5/29/25	9/10/21	48	48	48	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	1/2/25	12/30/21	2,063	2,043	2,043	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash			1/2/25	12/30/21	-	(19)	(19)	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	6.8% Cash	L+5.75%	1.00%	4/22/27	4/21/21	7,742	7,671	7,665	(7)(12)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	5.8% Cash	L+4.75%	1.00%	8/3/24	8/10/18	2,786	2,780	2,571	(7)(12)(13)
Q Holding Company (fka Lex Precision Corp)	First Lien Term Loan	Chemicals, Plastics and Rubber	6.0% Cash	L+5.00%	1.00%	12/29/23	10/28/20	2,355	2,050	2,302	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	7.3% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,510	4,635	5,449	(7)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	4.4% Cash	L+4.25%		7/9/25	3/24/20	7,000	6,089	6,912	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	6.8% Cash	L+5.75%	1.00%	3/29/25	6/27/19	6,576	6,520	6,257	(7)(12)(13)
Ritedose Holdings I, INC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.5% Cash	L+6.50%	1.00%	9/13/23	10/28/20	6,496	5,975	6,496	(7)(12)(13)
Ritedose Holdings I, INC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			9/13/23	10/28/20	-	-	-	(7)(12)(13)(20)
Rotolo Consultants, INC.	Term Loan	Services: Consumer	9.0% Cash	L+8.00%	1.00%	12/20/26	12/20/21	1,000	990	990	(7)(12)
San Vicente Capital LLC	Term Loan	Telecommunications	9.5% Cash	L+8.00%	1.50%	6/10/25	6/10/20	2,190	2,167	2,198	(7)(12)(13)
Shipston Group, U.S., Inc.	First Lien Term Loan	Automotive	7.0% Cash + 2.0% PIK	L+5.75%	1.25%	9/28/23	10/28/20	404	347	373	(7)(12)(13)
Shipston Group, U.S., Inc.	Term Loan	Automotive	7.5% Cash + 2.3% PIK	L+5.75%	1.25%	9/28/23	10/1/21	6,052	5,519	5,588	(7)(12)(13)
South Street Securities Holdings, Inc	Initial Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	3/24/26	3/24/21	7,000	6,852	6,870	(7)(12)(13)
Sundance Holdings Group, LLC	Term Loan	Retail	7.0% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,792	6,144	6,775	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan A	Services: Business	10.1% Cash	L+10.00%		11/16/22	6/9/21	3,331	3,147	3,305	(7)(12)
Surge Busy Bee Holdings LLC	First Lien Term Loan B	Services: Business	12.0% Cash + 2.0% PIK			11/16/22	6/9/21	3,540	3,278	3,438	(7)(12)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	13.5% Cash	L+11.50%	2.00%	8/1/24	6/9/21	5,460	4,925	5,160	(7)(12)(17)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/27	10/1/21	193	190	187	(7)(12)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/2027	10/1/21	4,257	4,238	4,169	(7)(12)(20)
Tailwind Randys, LLC	Initial Term Loan	Automotive	6.5% Cash	L+5.50%	1.00%	5/16/25	6/27/19	4,875	4,826	4,828	(7)(12)(13)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	5,573	5,560	5,541	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	735	734	731	(7)(12)(13)(20)
Triangle Home Fashions LLC	First Lien Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	3/9/23	10/28/20	10,500	9,808	10,500	(7)(12)(13)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	6.8% Cash + 0.5% PIK	L+5.75%	1.00%	9/8/23	9/30/16	921	919	856	(7)(12)(13)
VTK Acquisition, Inc.	Revolver	Capital Equipment	6.8% Cash	L+6.50%		3/31/22	6/9/21	1,536	1,504	1,531	(7)(12)(17)
VTK Acquisition, Inc.	First Lien Term Loan	Capital Equipment	8.3% Cash	L+8.00%		3/31/22	6/9/21	2,625	2,519	2,598	(7)(12)(17)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	6.0% Cash	L+5.00%	1.00%	11/18/24	11/18/19	2,381	2,354	2,381	(7)(12)(13)
Total Senior Secured Loans (130% of net asset value at fair value)									$361,556	$364,701
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas				2/15/22	2/15/19	511	416	43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43
Junior Secured Loans
Carestream Health, Inc.	2023 Extended Term Loan (Second Lien)	Healthcare & Pharmaceuticals	5.5% Cash + 8.0% PIK	L+4.50%	1.00%	8/8/23	5/8/20	1,766	1,658	1,752	(7)(12)(13)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	7.0% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	3,971	3,980	(7)(12)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	7.1% Cash	L+7.00%		2/16/29	3/16/21	5,400	5,388	5,422	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	7.6% Cash	L+7.50%		7/23/26	12/18/19	400	369	400	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	8.4% Cash	L+8.25%		11/29/26	5/21/13	1,500	1,484	1,405	(7)(13)
Grupo HIMA San Pablo, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	13.8% Cash			7/31/18	1/30/13	7,192	7,192	-	(5)(7)(12)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	8.2% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,257	1,367	(7)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	10.5% Cash	L+9.50%	1.00%	11/21/24	5/6/14	1,600	1,583	1,271	(7)(12)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	7.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,945	5,970	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	7.8% Cash	L+7.25%	0.50%	12/1/28	10/26/21	2,000	1,990	2,005	(7)(13)
Ministry Brands, LLC	April 2018 Incremental Term Loan (Second Lien)	Services: Business	9.0% Cash	L+8.00%	1.00%	6/2/23	12/18/19	6,000	5,739	5,913	(7)(12)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	7.1% Cash	L+7.00%		9/4/26	12/4/18	7,700	7,307	7,609	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	9.5% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,116	1,200	(7)(12)(13)
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash + 2.0% PIK			12/26/22	10/1/21	7,856	5,058	1,733	(5)(7)(12)
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash	L+11.50%	2.00%	9/25/22	12/21/21	357	357	357	(7)(12)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash	L+11.50%	2.00%	9/25/22	12/30/21	214	214	214	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	8.5% Cash	L+7.75%	0.75%	4/16/29	4/16/21	4,566	4,488	4,235	(7)(12)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	9.0% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,984	2,549	(7)(12)
Roscoe Medical, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	11.3% Cash			3/28/22	3/26/14	8,202	8,200	7,894	(7)(12)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	7.8% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	639	698	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	12.5% Cash + 1.5% PIK	L+11.50%	1.00%	8/24/24	8/24/17	12,615	12,496	11,095	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	73	73	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	8.0% Cash	L+7.00%	1.00%	3/13/26	3/8/18	3,500	3,488	3,480	(7)(12)(13)(17)
Total Junior Loans (25% of net asset value at fair value)									$82,996	$70,549
Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Par/ Shares	Cost	Fair Value	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business	5/29/2020	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Class A Preferred Units	Healthcare & Pharmaceuticals	6/27/2019	5,500,000	5,500	5,500	(7)(12)(19)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate	2/14/2020	628	-	209	(7)(12)(18)(19)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription	9/9/2019	263	46	338	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription	9/9/2019	46	-	57	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription	9/9/2019	859	-	171	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	42	-	52	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	247	-	316	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	785	-	156	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas	12/18/2019	856,119	856	1,941	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications	6/9/2021	200,000	467	492	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications	6/9/2021	88,946	208	219	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing	6/9/2021	139	150	246	(7)(12)(18)
Carestream Health, Inc.	Warrant	Healthcare & Pharmaceuticals	5/8/2020	33	-	-	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)	10/28/2020	36,342	-	328	(7)(12)(13)(18)
Coastal Screen and Rail, LLC	Preferred Stock	Construction & Building	6/9/2021	150,000	418	400	(7)(12)(18)(21)
EJF Investments Ltd.	Preferred Equity	Banking, Finance, Insurance & Real Estate	6/17/2020	1,000,000	1,256	1,596	(3)(18)
Everyware Global, Inc.	Common	Consumer goods: Durable	10/28/2020	1,085,565	346	706	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense	6/9/2021	1,938	280	256	(7)(12)(15)(18)(22)
Flight Lease XII	Common Stock	Aerospace and Defense	6/9/2021	1,000	530	677	(7)(12)(17)(18)(21)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment	2/2/2007	1,500,000	1,500	1,102	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications	10/28/2020	121,871	866	-	(7)(12)(13)(18)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries	6/9/2021	131,081	4,315	4,200	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business	6/9/2021	250,000	1,265	1,612	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining	6/9/2021	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries	3/31/2019	4	-	-	(3)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable	10/28/2020	912,865	279	339	(6)(7)(12)(18)
Ravn Air Liquidation Trust	Equity	Aerospace and Defense	10/1/2021	1,049	200	46	(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals	3/26/2014	10,000	1,000	426	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business	6/9/2021	100,000	43	60	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business	6/9/2021	105	63	40	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business	6/9/2021	10	159	201	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business	6/9/2021	185	425	336	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas	8/28/2014	49,000	6,228	-	(7)(8)(12)(18)
VTK Acquisition, Inc.	Common Stock	Common Stock	6/9/2021	90	251	535	(7)(12)(17)(18)(21)
World Business Lenders, LLC	Common Stock	Common Stock	6/9/2021	49,209	-	-	(12)(18)
Total Equities (8% of net asset value at fair value)					$26,680	$22,586

See accompanying notes to consolidated financial statements.

CLO Fund Securities

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
Catamaran CLO 2013- 1 Ltd.	Subordinated Securities, effective interest 21.4%	CLO Fund Securities	1/27/28	23.3%	6/4/13	$4,198	$1,779	(3)(12)
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 13.2%	CLO Fund Securities	4/20/30	22.2%	5/6/14	9,679	4,278	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,549	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 12.7%	CLO Fund Securities	10/27/31	24.8%	9/27/18	8,694	6,314	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 53.4%	CLO Fund Securities	11/1/28	6.8%	10/10/13	1,147	1,258	(3)(12)
JMP Credit Advisors CLO IV Ltd.	Subordinated Securities, effective interest 27.5%	CLO Fund Securities	7/17/29	57.2%	10/22/21	8,530	8,105	(3)(12)
JMP Credit Advisors CLO V Ltd.	Subordinated Securities, effective interest 37.9%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,698	9,898	(3)(12)
Total CLO Fund Securities (11% of net asset value at fair value)						$51,561	31,632

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
AAPC Holdings, LLC	Derivatives	Healthcare & Pharmaceuticals	6/27/19	$-	$(2,422)	(12)(19)
Coastal Screen and Rail, LLC	Derivatives	Construction & Building	6/9/21	-	-	(12)(19)
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	31	10	(12)(19)
Total Derivatives (-1% of net asset value at fair value)				$31	$(2,412)

Joint Venture

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$23,062	(8)(12)
BCP Great Lakes Holdings LP	Joint Ventures	24.0%	12/11/18	$36,950	37,412	(9)(16)(17)(20)
Total Joint Venture (22% of net asset value at fair value)				$64,365	$60,474

Total Investments[4] (194% of net asset value at fair value)				$605,396	$547,573

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2021 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2021. As noted in the table above, 74.8% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of December 31, 2021 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $628.6 million. The aggregate gross unrealized appreciation is approximately $29.3 million, the aggregate gross unrealized depreciation is approximately $41.3 million, and the net unrealized depreciation is approximately $12.0 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 84.2% of the total assets at December 31, 2021.
(8)
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
(9)
Non-voting.
(10)
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

See accompanying notes to consolidated financial statements.

(11)
This investment is on non-accrual status and receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.
(12)
Fair value of this investment was determined using significant unobservable inputs.
(13)
As of December 31, 2021, this investment is pledged to secure the Company’s debt obligations.
(14)
The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.
(15)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(16)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2021:

($ in thousands)
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500	$(2,422)	$-	$(2,422,000)

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$10

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150	400,000	8/31/2022	$-

(20)
Debt security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.
(21)
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
(22)
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2020

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[15]	Investment	Industry	Interest Rate[1]	Reference Rate and Spread	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
1A Smart Start LLC	First Lien Term Loan	Consumer goods: Non-durable	5.8% Cash	L + 4.75%	1.00%	8/13/27	10/28/20	2,095	1,837	2,102	(8)(14)(21)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,422	2,422	2,425	(8)(13)(14)(21)
Advantage Capital Holdings LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	-	-	1	(8)(13)(21)
Advantage Capital Holdings LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	1,736	1,736	1,738	(8)(13)(21)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	5.2% Cash	L + 5.00%		8/15/25	10/28/20	2,562	2,055	2,342	(8)(13)(14)
Allied Universal Holdco LLC	Initial Term Loan	Services: Business	4.4% Cash	L + 4.25%		7/10/26	3/23/20	5,157	4,230	5,142	(8)(14)(21)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	7.3% Cash	L + 6.25%	1.00%	10/6/26	12/9/20	5,000	4,901	4,900	(8)(13)(14)(21)
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	Beverage, Food and Tobacco	1.0% Cash			10/6/26	12/9/20	-	(20)	(20)	(8)(13)(14)(21)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	0.5% Cash			10/5/26	12/9/20	-	(20)	(20)	(8)(13)(21)
Analogic Corporation	First Lien Term Loan A	Electronics	6.3% Cash	L + 5.25%	1.00%	6/22/24	10/28/20	3,556	3,103	3,502	(8)(13)(14)
Analogic Corporation	Revolver	Electronics	0.5% Cash			6/22/23	10/28/20	-	0	(3)	(8)(13)(14)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	7.8% Cash + 2.8% PIK	L + 6.75%	1.00%	9/9/24	9/9/19	3,592	3,495	3,487	(8)(13)(14)(21)
Anthem Sports & Entertainment Inc.	Revolving Loan	Media: Broadcasting & Subscription	10.5% Cash	L + 9.50%	1.00%	9/9/24	9/9/19	417	386	385	(8)(13)(21)
Ascensus Specialties LLC	First Lien Term Loan	Chemicals, Plastics & Rubber	4.9% Cash	L + 4.75%		9/24/26	10/28/20	1,704	1,436	1,697	(8)(13)(14)
Athos Merger Sub LLC	First Lien Term Loan	Services: Business	5.1% Cash	L + 5.00%		7/31/26	10/28/20	1,329	1,143	1,312	(8)(14)
BJ Services, LLC	First Out Term Loan	Energy: Oil & Gas	8.5% Cash	L + 7.00%	1.50%	1/28/23	10/28/20	3,574	3,094	3,540	(8)(13)(14)
BMC Acquisition, Inc.	Initial Term Loan	Banking, Finance, Insurance & Real Estate	6.3% Cash	L + 5.25%	1.00%	12/28/24	1/2/18	2,910	2,909	2,879	(8)(13)(14)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	6.5% Cash	L + 5.50%	1.00%	12/22/26	12/22/20	2,178	2,135	2,135	(8)(13)(14)(21)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash			12/22/26	12/22/20	-	(8)	(8)	(8)(13)(14)(21)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics & Rubber	7.5% Cash	L + 6.50%	1.00%	6/18/23	6/26/20	2,963	2,901	2,918	(8)(13)(14)
Centric Brands Inc.	First Lien Last Out Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.0% PIK			10/25/25	10/28/20	7,990	6,379	6,825	(8)(13)(14)(20)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	6.5% Cash	L + 5.50%	1.00%	10/25/24	10/28/20	403	334	367	(8)(13)(14)
Child Development Schools, Inc.	Term Loan	Services: Consumer	5.3% Cash	L + 4.25%	1.00%	5/21/23	6/6/18	4,246	4,241	4,198	(8)(13)(14)
Chloe Ox Parent, LLC	First Lien Term Loan	Services: Business	5.5% Cash	L + 4.50%	1.00%	12/23/24	10/28/20	1,837	1,552	1,753	(8)(13)(14)
Circustrix Holdings, LLC	First Lien Term Loan B	Banking, Finance, Insurance & Real Estate	7.8%PIK			1/16/22	10/28/20	6,319	4,455	4,195	(8)(13)(14)
Colibri Group, LLC	Last Out Term Loan	Services: Business	9.1% Cash	L + 8.05%	1.00%	5/1/25	3/31/20	6,034	5,995	6,034	(8)(13)(14)(20)(21)
Colibri Group, LLC	Last out DDTL	Services: Business	9.1% Cash	L + 8.05%	1.00%	5/1/25	3/31/20	933	927	933	(8)(13)(14)(20)(21)
Colibri Group, LLC	Last Out Second Amendment TL	Services: Business	9.1% Cash	L + 8.05%	1.00%	5/1/25	3/31/20	690	686	690	(8)(13)(14)(20)(21)
Convergeone Holdings Corp.	First Lien Term Loan	Electronics	5.1% Cash	L + 5.00%		1/4/26	10/28/20	2,168	1,741	2,054	(8)(14)
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)	Term Loan (First Lien)	Beverage, Food and Tobacco	7.3% Cash	L + 6.25%	1.00%	1/4/22	6/11/20	1,266	1,249	1,252	(8)(14)
Datalink, LLC	Delayed Draw Term Loan (First Lien)	Healthcare & Pharmaceuticals	1.0% Cash			11/23/26	11/23/20	-	(14)	(14)	(8)(13)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.3% Cash	L + 6.25%	1.00%	11/23/26	11/23/20	2,975	2,894	2,893	(8)(13)(14)
Deliver Buyer, Inc.	Incremental Term Loan (First Lien)	Capital Equipment	7.3% Cash	L + 6.25%	1.00%	5/1/24	7/1/20	2,893	2,817	2,873	(8)(13)(14)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	EUR Term Loan A	High Tech Industries	5.0%PIK			7/14/25	5/11/20	324	286	268	(3)(13)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	Senior Term Loan A	High Tech Industries	5.0%PIK			5/29/25	5/29/20	1,468	1,075	1,064	(8)(13)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	Senior Term Loan B	High Tech Industries	7.0%PIK			5/29/25	5/29/20	1,485	1,092	748	(5)(8)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[15]	Investment	Industry	Interest Rate[1]	Reference Rate and Spread	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	Super Senior Term Loan B	High Tech Industries	2.0% Cash + 7.0% PIK			5/29/25	5/29/20	960	944	941	(8)(13)
DMT Solutions Global Corporation	First Lien Term Loan	Electronics	7.2% Cash	L + 7.00%		7/2/24	10/28/20	6,381	5,159	6,142	(8)(13)(14)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	4.4% Cash	L + 4.25%		7/30/25	6/27/19	466	466	452	(8)(14)(21)
Drilling Info Holdings, Inc.	2019 Delayed Draw Term Loan (First Lien)	High Tech Industries	2.0% Cash			7/30/25	6/27/19	-	(1)	(11)	(8)(14)(21)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	4.7% Cash	L + 4.50%		7/30/25	2/14/20	993	988	948	(8)(13)(14)(21)
Electronics for Imaging, Inc.	First Lien Term Loan	Electronics	5.2% Cash	L + 5.00%		7/23/26	10/28/20	2,182	1,639	1,876	(8)(14)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	6.6% Cash	L + 6.50%		12/14/25	10/28/20	2,666	2,267	2,633	(8)(13)(14)
Emtec, Inc.	First Lien Term Loan A	Services: Business	10.0% Cash	L + 8.50%	1.50%	8/31/21	10/28/20	2,395	2,139	2,378	(8)(13)
Emtec, Inc.	First Lien Term Loan B	Services: Business	10.3%PIK			8/31/21	10/28/20	1,734	1,394	1,620	(5)(8)(13)
Energy Acquisition Lp	First Lien Term Loan	Electronics	4.4% Cash	L + 4.25%		6/26/25	10/28/20	4,887	3,941	4,753	(14)
Evergreen North America Acquisition, LLC	Term Loan	Environmental Industries	6.0% Cash	L + 5.00%	1.00%	6/17/22	6/21/16	975	977	963	(8)(13)(14)
Fusion Connect, Inc.	First Lien Term Loan B	Telecommunications	10.0% Cash	L + 8.00%	2.00%	7/14/25	10/28/20	2,965	1,731	1,886	(8)(13)(14)
Geo Parent Corporation	First Lien Term Loan	Media: Advertising, Printing & Publishing	5.4% Cash	L + 5.25%		12/19/25	10/28/20	3,290	2,831	3,170	(8)(13)(14)
GI Revelation Acquisition LLC	Initial Term Loan (First Lien)	Services: Business	5.2% Cash	L + 5.00%		4/16/25	5/22/20	3,902	3,490	3,630	(8)(13)(14)(21)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	9.5% Cash	L + 8.25%	1.25%	2/15/23	10/28/20	6,413	4,111	3,851	(8)(13)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	0.8% Cash			2/15/23	10/28/20	-	(0)	(43)	(8)(13)
Gruden Acquisition, Inc.	First Lien Term Loan	Transportation: Cargo	6.5% Cash	L + 5.50%	1.00%	8/18/22	10/28/20	2,414	2,071	2,405	(8)(13)(14)
Grupo HIMA San Pablo, Inc.	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	10.5% Cash	L + 9.00%	1.50%	1/31/18	1/30/13	2,702	2,702	2,418	(8)(13)(14)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	8.5% Cash	L + 7.50%	1.00%	12/21/23	10/28/20	6,597	5,534	6,230	(8)(13)(14)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	8.5% Cash	L + 7.50%	1.00%	12/21/23	10/28/20	670	562	632	(8)(13)(14)
Holley Purchaser, Inc.	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	5.2% Cash	L + 5.00%		10/24/25	10/28/20	6,488	5,528	6,340	(8)(14)
Infobase Holdings, Inc.	Term Loan	High Tech Industries	5.5% Cash	L + 4.50%	1.00%	12/20/22	12/13/17	1,850	1,842	1,850	(8)(13)(14)
Infobase Holdings, Inc.	Term Loan (add on)	High Tech Industries	5.5% Cash	L + 4.50%	1.00%	12/20/22	12/13/17	1,961	1,953	1,961	(8)(13)(14)
Institutional Shareholder Services Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	4.8% Cash	L + 4.50%		3/5/26	10/28/20	4,770	4,022	4,752	(8)(14)
Intermedia Holdings, Inc.	First Lien Term Loan A	High Tech Industries	7.0% Cash	L + 6.00%	1.00%	7/21/25	10/28/20	2,695	2,349	2,693	(8)(14)
Janus International Group, LLC	First Lien Term Loan B	Construction & Building	5.5% Cash	L + 4.50%	1.00%	2/12/25	10/28/20	2,193	1,889	2,153	(8)(13)(14)
Keeco, LLC	First Lien Term Loan A	Consumer goods: Durable	9.5% Cash + 0.5% PIK	L + 7.75%	1.75%	3/15/24	10/28/20	5,627	4,717	5,571	(8)(13)(14)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	6.2% Cash	L + 6.00%		10/1/24	10/28/20	3,234	2,674	3,089	(8)(14)
Location Services Holdings, LLC	Revolving Credit	Services: Business	7.8% Cash	L + 6.75%	1.00%	5/6/21	11/7/19	2,292	2,270	2,198	(8)(13)(14)(21)
Luminii LLC	First Lien Term Loan B	Construction & Building	7.3% Cash	L + 6.25%	1.00%	4/11/23	10/28/20	7,135	6,236	6,903	(8)(13)(14)
Luminii LLC	Revolver	Construction & Building	7.3% Cash	L + 6.25%	1.00%	4/11/23	10/28/20	343	300	327	(8)(13)(14)
Mag Ds Corp.	First Lien Term Loan	Aerospace and Defense	6.5% Cash	L + 5.50%	1.00%	4/1/27	10/28/20	3,990	3,327	3,803	(8)(13)(14)(21)
Maxor National Pharmacy Services, LLC	First Lien Term Loan B	Healthcare & Pharmaceuticals	6.5% Cash	L + 5.50%	1.00%	11/22/23	10/28/20	8,533	7,439	8,453	(8)(13)(14)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/22/22	10/28/20	-	(0)	(5)	(8)(13)(14)
McNally Industries, LLC	Revolver	Consumer goods: Durable	0.5% Cash			8/9/24	10/28/20	-	(6)	(0)	(8)(13)
McNally Industries, LLC	Delayed Draw Term Loan (First Lien)	Consumer goods: Durable	7.3% Cash	L + 5.75%	1.50%	8/9/24	10/28/20	49	43	49	(8)(13)
McNally Industries, LLC	First Lien Term Loan	Consumer goods: Durable	7.3% Cash	L + 5.75%	1.50%	8/9/24	10/28/20	6,771	5,922	6,754	(8)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	6.8% Cash	L + 5.50%	1.25%	7/26/23	10/28/20	6,954	6,071	6,842	(8)(13)(14)
MountainTop Financial, LLC	First Lien Term Loan A	Transportation: Cargo	8.5% Cash	L + 7.00%	1.50%	3/13/24	10/28/20	6,380	5,585	6,353	(8)(13)(14)
MSM Acquisitions, Inc.	Delayed Draw Term Loan (First Lien)	Services: Business	1.0% Cash			6/9/22	12/31/20	-	7	7	(8)(13)(14)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	7.0% Cash	L + 6.00%	1.00%	1/9/26	12/31/20	7,059	6,971	6,971	(8)(13)(14)
Nasco Healthcare Inc.	Term Loan	Healthcare, Education and Childcare	5.5% Cash	L + 4.50%	1.00%	6/30/21	5/22/20	4,509	4,220	4,285	(8)(13)(14)(21)
Naviga Inc.	First Lien Term Loan	Services: Business	8.0% Cash	L + 7.00%	1.00%	12/27/22	10/28/20	5,050	4,390	4,981	(8)(13)(14)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L + 7.00%	1.00%	12/29/22	10/28/20	462	401	456	(8)(13)(14)
Naviga Inc.	First Lien Term Loan	Services: Business	8.0% Cash	L + 7.00%	1.00%	12/29/22	10/28/20	411	322	402	(8)(13)(14)
Novetta Solutions, LLC	First Lien Term Loan	High Tech Industries	6.0% Cash	L + 5.00%	1.00%	10/17/22	10/28/20	1,944	1,678	1,940	(8)(14)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L + 4.50%	1.00%	10/21/24	10/28/20	745	648	739	(8)(13)(14)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L + 4.50%	1.00%	10/19/24	10/28/20	2,548	2,212	2,527	(8)(13)(14)

See accompanying notes to consolidated financial statements.

Portfolio Company[15]	Investment	Industry	Interest Rate[1]	Reference Rate and Spread	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L + 4.50%	1.00%	10/21/24	10/28/20	1,540	1,340	1,527	(8)(13)(14)
Pinstripe Holdings, LLC	Initial Term Loan	Services: Business	6.3% Cash	L + 6.00%		1/17/25	1/17/19	4,913	4,846	4,620	(8)(13)(14)
PromptCare Companies, The	Term Loan	Healthcare & Pharmaceuticals	6.3% Cash	L + 5.25%	1.00%	12/30/25	2/20/20	3,870	3,837	3,841	(8)(13)(14)(21)
PromptCare Companies, The	First Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.3% Cash	L + 5.25%	1.00%	12/30/25	2/20/20	540	535	536	(8)(13)(14)
PromptCare Companies, The	Second Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash			12/30/25	2/20/20	-	(2)	(4)	(8)(13)(14)(21)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	5.8% Cash	L + 4.75%	1.00%	8/3/24	8/10/18	2,815	2,807	2,503	(8)(13)(14)
Q Holding Company (fka Lex Precision Corp)	First Lien Term Loan	Chemicals, Plastics & Rubber	6.0% Cash	L + 5.00%	1.00%	12/29/23	10/28/20	2,379	1,917	2,235	(8)(13)(14)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	7.3% Cash	L + 6.25%	1.00%	7/18/25	10/28/20	5,660	4,508	5,358	(8)(14)
RA Outdoors, LLC	First Lien Term Loan	Services: Business	5.8% Cash	L + 4.75%	1.00%	9/11/24	10/28/20	7,207	6,272	7,140	(8)(13)(14)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	5.3% Cash	L + 4.25%		7/9/25	3/24/20	7,000	5,845	6,901	(8)(14)(21)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	6.8% Cash	L + 5.75%	1.00%	3/29/25	6/27/19	6,878	6,801	6,351	(8)(13)(14)
Ravn Air Group, Inc.	Initial Term Loan	Aerospace and Defense	6.0% Cash			7/30/21	7/29/15	1,015	248	225	(5)(8)(13)
Ritedose Holdings I, Inc	First Lien Term Loan	Healthcare & Pharmaceuticals	7.5% Cash	L + 6.50%	1.00%	9/13/23	10/28/20	7,458	6,507	7,430	(8)(13)(14)
Ritedose Holdings I, Inc	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			9/13/23	10/28/20	-	(0)	(2)	(8)(13)(14)
Riverside Fund V, L.P.	Term Loan	Banking, Finance, Insurance & Real Estate	9.5% Cash			3/2/21	10/28/20	2,500	2,475	2,475	(13)(21)
San Vicente Capital LLC	Term Loan	Telecommunications	9.5% Cash	L + 8.00%	1.50%	6/10/25	6/10/20	3,000	2,960	3,004	(8)(13)(14)(21)
Shipston Group, U.S., Inc.	First Lien Term Loan	Automotive	7.5% Cash + 2.4% PIK	L + 8.65%	1.25%	9/28/23	10/28/20	6,299	5,355	6,124	(8)(13)(14)(20)
Smartronix, Inc,	Initial Term Loan	Services: Business	7.5% Cash	L + 6.00%	1.50%	12/19/25	5/1/20	4,962	4,743	4,816	(8)(13)(14)(21)
Sundance Holdings Group, LLC	First Lien Term Loan	Retail	7.2% Cash + 2.0% PIK	L + 6.23%	1.00%	5/1/24	10/28/20	6,769	5,790	6,597	(8)(13)(14)(20)
Surgical Specialties Corporation (Us), Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	5.2% Cash	L + 5.00%		5/7/25	10/28/20	4,341	3,483	3,964	(3)(13)(14)
Tailwind Randys, LLC	Initial Term Loan	Automotive	6.0% Cash	L + 5.00%	1.00%	5/16/25	6/27/19	4,925	4,861	4,911	(8)(13)(14)
The Cook & Boardman Group, LLC	First Lien Term Loan	Construction & Building	6.8% Cash	L + 5.75%	1.00%	10/17/25	10/28/20	1,636	1,378	1,564	(8)(14)
Theragenics Corp	First Lien Term Loan B	Healthcare & Pharmaceuticals	9.0% Cash	L + 8.00%	1.00%	5/31/24	10/28/20	8,212	7,015	7,971	(8)(13)(14)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	7.0% Cash	L + 6.00%	1.00%	6/28/24	6/27/19	5,631	5,613	5,490	(8)(13)(14)(21)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	7.0% Cash	L + 6.00%	1.00%	6/28/24	6/27/19	743	742	724	(8)(13)(14)(21)
Triangle Home Fashions LLC	First Lien Term Loan	Consumer goods: Durable	7.7% Cash	L + 6.72%	1.00%	3/9/23	10/28/20	10,500	9,223	10,448	(8)(13)(14)(20)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	5.8% Cash	L + 4.75%	1.00%	9/8/23	9/30/16	967	966	838	(8)(13)(14)
Vero Parent, Inc.	First Lien Term Loan	Services: Business	6.5% Cash	L + 6.25%		8/16/24	10/28/20	2,790	2,418	2,789	(8)(14)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	6.0% Cash	L + 5.00%	1.00%	11/18/24	11/18/19	2,700	2,659	2,612	(8)(13)(14)(21)
Total Senior Secured Loans (155% of net asset value at fair value)									304,539	328,846
Junior Secured Loans
Advanced Lighting Technologies, Inc.	Second Lien Notes	Consumer goods: Durable	10.0% PIK	L + 7.00%	1.00%	10/1/23	6/13/12	1,464	951	3	(5)(8)(13)
Carestream Health, Inc.	2023 Extended Term Loan (Second Lien)	Healthcare & Pharmaceuticals	5.5% Cash + 8.0% PIK	L + 4.50%	1.00%	8/8/23	5/8/20	1,630	1,455	1,395	(8)(13)(14)
Coinamatic Canada Inc.	Initial Canadian Term Loan (Second Lien)	Consumer goods: Durable	8.0% Cash	L + 7.00%	1.00%	5/12/23	12/18/19	522	467	487	(3)(13)(14)
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)	Term Loan (Second Lien)	Beverage, Food and Tobacco	8.8% Cash	L + 7.75%	1.00%	2/4/22	6/11/20	3,083	3,087	2,989	(8)(13)(14)
Ensono, LP	Term Loan (Second Lien)	Telecommunications	9.4% Cash	L + 9.25%		6/27/26	12/18/19	1,700	1,531	1,649	(8)(13)(14)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	7.7% Cash	L + 7.50%		7/23/26	12/18/19	400	362	383	(8)(13)(14)
GK Holdings, Inc.	Initial Term Loan (Second Lien)	Services: Business	13.3% Cash	L + 12.25%	1.00%	1/20/22	1/30/15	1,500	1,495	839	(5)(8)(13)
Global Tel*Link Corporation	Loan (Second Lien)	Telecommunications	8.4% Cash	L + 8.25%		11/29/26	5/21/13	1,500	1,481	1,062	(8)(14)
Grupo HIMA San Pablo, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	13.8% Cash			7/31/18	1/30/13	7,192	7,192	199	(5)(8)(13)
Hayward Industries, Inc.	Initial Loan (Second Lien)	Consumer goods: Durable	8.4% Cash	L + 8.25%		8/4/25	12/18/19	2,159	1,894	2,107	(8)(13)(14)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	8.3% Cash	L + 8.00%		9/29/25	12/18/19	1,400	1,219	1,327	(8)(14)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	10.5% Cash	L + 9.50%	1.00%	11/21/24	5/6/14	1,600	1,577	1,271	(8)(13)(14)

See accompanying notes to consolidated financial statements.

Portfolio Company[15]	Investment	Industry	Interest Rate[1]	Reference Rate and Spread	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Idera, Inc.	Loan (Second Lien)	High Tech Industries	10.0% Cash	L + 9.00%	1.00%	6/28/27	6/27/19	7,500	7,408	7,344	(8)(13)(14)(21)
Ministry Brands, LLC	April 2018 Incremental Term Loan (Second Lien)	Electronics	9.0% Cash	L + 8.00%	1.00%	6/2/23	12/18/19	6,000	5,555	5,723	(8)(13)(14)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	7.2% Cash	L + 7.00%		9/4/26	12/4/18	7,700	7,223	7,488	(8)(13)(14)(18)(21)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	9.3% Cash	L + 8.25%	1.00%	3/5/27	12/18/19	1,200	1,100	1,179	(8)(13)(14)
PSC Industrial Holdings Corp.	Initial Term Loan (Second Lien)	Environmental Industries	9.5% Cash	L + 8.50%	1.00%	10/11/25	10/5/17	3,000	2,963	2,622	(8)(14)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	9.0% Cash	L + 8.00%	1.00%	2/28/26	2/15/18	3,000	2,981	2,393	(8)(13)
Roscoe Medical, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	11.3% Cash			3/28/21	3/26/14	8,202	8,200	7,894	(8)(13)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	7.8% Cash	L + 6.75%	1.00%	2/2/26	12/18/19	700	624	617	(8)(14)
SCSG EA Acquisition Company, Inc.	Initial Term Loan (Second Lien)	Healthcare & Pharmaceuticals	9.3% Cash	L + 8.25%	1.00%	9/1/24	8/18/17	6,000	5,968	5,761	(8)(13)(14)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	10.0% Cash	L + 9.00%	1.00%	8/24/24	8/24/17	12,508	12,415	10,861	(8)(13)(14)
The Edelman Financial Center, LLC	Initial Term Loan (Second Lien)	Banking, Finance, Insurance & Real Estate	6.9% Cash	L + 6.75%		7/20/26	12/18/19	300	273	302	(8)(14)
TRSO I, Inc.	Term Loan (Second Lien)	Energy: Oil & Gas	14.0% Cash	L + 13.00%	1.00%	12/31/20	12/24/12	1,000	1,000	1,000	(8)(13)(14)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7%PIK			1/24/25	1/24/20	72	72	-	(5)(8)(13)
Vectra Co.	Initial Loan (Second Lien)	Chemicals, Plastics & Rubber	7.4% Cash	L + 7.25%		3/8/26	12/18/19	400	355	380	(8)(14)
Wash MultiFamily Acquisition Inc.	Initial US Term Loan (Second Lien)	Consumer goods: Durable	8.0% Cash	L + 7.00%	1.00%	5/15/23	12/18/19	2,978	2,666	2,782	(8)(13)(14)
WireCo WorldGroup Inc.	Initial Term Loan (Second Lien)	Capital Equipment	10.0% Cash	L + 9.00%	1.00%	9/30/24	8/9/16	3,000	2,979	2,459	(8)(13)(14)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	8.5% Cash	L + 7.50%	1.00%	3/13/26	3/8/18	3,500	3,485	3,291	(8)(13)(14)(18)
Total Junior Loans (36% of net asset value at fair value)									87,977	75,807
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.000% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0%PIK			2/15/22	2/15/19	481	416	208	(5)(8)(13)
Total Senior Unsecured Bond (0% of net asset value at fair value)									416	208

Equity Securities Portfolio

Portfolio Company[15]	Investment	Industry	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Class A Preferred Units	Electronics	5/29/20	321	29	29	(8)(13)(19)
AAPC Holdings, LLC	Class A Preferred Units	Healthcare & Pharmaceuticals	6/27/19	5,500,000	5,500	5,500	(8)(13)(21)(22)
Advanced Lighting Technologies, Inc,	Warrants	Consumer goods: Durable	6/13/12	354	0	0	(8)(13)(19)
Advanced Lighting Technologies, Inc,	Membership Interests	Consumer goods: Durable	6/13/12	18,520	182	0	(8)(13)(19)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate	2/14/20	628	0	-	(8)(13)(19)(21)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription	9/9/19	221	44	17	(8)(13)(19)(21)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription	9/9/19	39	-	-	(8)(13)(19)(21)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription	9/9/19	721	-	-	(8)(13)(19)(21)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas	12/18/19	2,271,449	2,271	2,007	(8)(12)(19)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)	10/28/19	36,342	-	35	(8)(13)(19)
eInstruction Acquisition, LLC	Membership Units	Services: Business	7/2/07	1,076	1,080	1	(8)(13)(19)
EJF Investments Ltd.	Preferred Equity	Services: Business	6/17/20	1,366,900	1,256	1,408	(3)(19)
Emtec, Inc.	Preferred Equity	Services: Business	10/28/20	319,357	-	-	(8)(13)(19)
Faraday Holdings, LLC	Class D Shares	Consumer goods: Durable	10/28/20	2,752	548	865	(8)(13)(19)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment	2/2/07	1,500,000	1,500	480	(3)(13)(19)
Fusion Connect, Inc.	Common	Telecommunications	10/28/20	121,871	866	1,040	(8)(13)(19)
GIG Rooster Holdings I, LLC	Common	Energy: Oil & Gas	10/28/20	99	-	123	(8)(13)(18)(19)
New Millennium Holdco, Inc. (Millennium Health, LLC)	Common	Healthcare & Pharmaceuticals	10/7/14	29,699	1,953	1	(8)(13)(19)
Ohene Holdings B.V.	Warrants	Services: Business	3/31/19	4	0	-	(3)(13)(19)
Oneida Group, Inc.	Common	Consumer goods: Durable	10/28/20	1,085,565	346	347	(8)(13)(19)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable	10/28/20	912,865	279	365	(6)(13)(19)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals	3/26/14	10,000	1,000	454	(8)(13)(19)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas	8/28/14	49,000	6,228	-	(8)(9)(13)(16)(19)
TRSO II, Inc.	Common Stock	Energy: Oil & Gas	12/24/12	1,228	420	-	(8)(13)(19)
Valterra Products Holdings, LLC	Class A Units	Consumer goods: Durable	10/28/20	185,847	981	1,145	(8)(13)(19)
Valterra Products Holdings, LLC	Class B Units	Consumer goods: Durable	10/28/20	20,650	109	127	(8)(13)(19)
Total Equities (7% of net asset value at fair value)					24,594	13,945

See accompanying notes to consolidated financial statements.

CLO Subordinated Investments

Portfolio Company[15]	Investment[11]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2013- 1 Ltd.	Subordinated Securities, effective interest 10.7%	CLO Fund Securities	1/27/28	23.3%	6/4/2013	6,219	2,611	(3)(13)(21)
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 2.4%	CLO Fund Securities	4/20/30	22.2%	5/6/2014	9,998	3,836	(3)(13)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/2014	6,066	-	(3)(13)(21)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 9.0%	CLO Fund Securities	4/22/27	9.9%	5/5/2015	4,142	1,609	(3)(6)(13)(21)
Catamaran CLO 2016-1 Ltd.	Subordinated Securities, effective interest 8.0%	CLO Fund Securities	1/18/29	24.9%	12/21/2016	8,872	3,549	(3)(13)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 10.0%	CLO Fund Securities	10/27/31	24.8%	9/27/2018	9,158	6,655	(3)(13)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 21.2%	CLO Fund Securities	11/1/28	6.8%	10/10/2013	1,273	1,322	(3)(13)
Total CLO Fund Securities (9% of net asset value at fair value)						45,728	19,583

Asset Manager Affiliates

Portfolio Company[15]	Industry	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.00%	12/11/06	17,791	-	(8)(9)(13)(16)
Total Asset Manager Affiliates (0% of net asset value at fair value)				17,791	-

Derivatives

Portfolio Company[15]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Advantage Capital Holdings Holdings LLC.	Derivatives	Banking, Finance, Insurance & Real Estate	9/30/19	-	(1,121)	(13)(21)(22)
Anthem Sports & Entertainment Inc.	Derivatives	Media: Broadcasting & Subscription	9/9/19	31	12	(13)(21)(22)
Total Derivatives (0% of net asset value at fair value)				31	(1,109)

Joint Venture

Portfolio Company[15]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	60.0%	7/19/17	24,915	19,749	(9)(13)(16)
BCP Great Lakes Holdings LP	Joint Ventures	27.0%	12/11/18	30,018	29,600	(10)(17)(18)
Total Joint Venture (23% of net asset value at fair value)				54,932	49,349

Total Investments[4] (229% of net asset value at fair value)				$536,008	$486,629

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2020 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2020. As noted in the table above, 74% (based on par) of debt securities contain floors which range between 1.00% and 2.00%.
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

See accompanying notes to consolidated financial statements.

(15)
The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.
(16)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(17)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
(18)
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
(19)
Non-income producing.
(20)
In addition to the stated interest rate of this security, which is the amount disclosed in this schedule, the Company is entitled to receive additional interest as a result of an arrangement with other lenders in the syndication, whereby the “first out” tranche will have priority over the Company’s “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder from the borrower. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment
(21)
Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received
(22)
Information related to the Company’s derivatives is presented below as of December 31, 2020:

($ in thousands)
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500	$(1,121)	-	$(1,121)

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$12

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

	For the Year Ended December 31
	2021(4)	2020(4)	2019(4)	2018(4)	2017(4)
Per Share Data:
Net asset value, at beginning of period	$28.77	$33.95	$42.33	$48.69	$52.43
Net investment income(1)	4.92	3.40	0.82	2.70	2.95
Net realized gains (losses) from investments(1)	(0.50)	1.52	(4.16)	(4.40)	(1.87)
Realized gains (losses) from extinguishment of debt(1)	(0.21)	-	(0.30)	(0.05)	(1.12)
Net change in unrealized appreciation (depreciation) on investments(1)	(0.99)	1.36	0.30	(0.81)	0.90
Tax (provision) benefit on realized and unrealized (gains) losses on invstments (1)	(0.17)
Net increase (decrease) in net assets resulting from operations	3.05	6.28	(3.34)	(2.56)	0.86
Net decrease in net assets resulting from distributions	(2.42)	(2.40)	(3.20)	(4.00)	(4.80)
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.52)	(9.06)	(1.84)	0.20	0.20
Net asset value, end of period	$28.88	$28.77	$33.95	$42.33	$48.69
Total net asset value return(2)	11.2%	(8.3)%	(12.1)%	(4.7)%	2.0%
Total market return(3)	43.6%	1.4%	(29.5)%	13.2%	(2.3)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$19.10	$21.20	$34.60	$34.10	$39.80
Per share market value at end of period	$24.76	$19.10	$21.20	$34.60	$34.10
Shares outstanding at end of period	9,699,695	7,516,423	4,482,968	3,732,685	3,733,922
Net assets at end of period	$280,122	$216,264	$152,199	$158,021	$181,805
Portfolio turnover rate(5)	63.5%	55.7%	51.7%	38.3%	100.5%
Asset coverage ratio	178%	156%	195%	249%	271%
Ratio of net investment income to average net assets	16.7%	9.2%	2.0%	5.9%	5.8%
Ratio of total expenses to average net assets(7)	15.2%	14.0%	15.1%	10.1%	9.2%
Ratio of interest expense to average net assets	5.4%	5.6%	5.3%	4.4%	4.1%
Ratio of non-interest expenses to average net assets(7)	9.7%	8.4%	9.8%	5.7%	5.1%
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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements
(7)
Incentive fees earned during the year ended December 31, 2021, were approximately $7.1 million, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

The Company originates, structures, and invests in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the “Debt Securities Portfolio”). The Company also invests in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with its debt investments.

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

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the F3C Joint Venture, which in turn used the assets to capitalize a new fund (KCAP FC3 Senior Funding, L.L.C. or the “Fund”) managed by KCAP Management, LLC, one of the Company's indirectly wholly-owned Asset Manager Affiliate (as defined below) subsidiaries. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The F3C Joint Venture may originate loans from time to time and sell them to the Fund.

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2021, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

GARS Transaction

On October 28, 2020 the Company completed its acquisition of Garrison Capital Inc., a publicly traded BDC (“GARS”, and such transaction, the “GARS Acquisition”). To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020 (the "GARS Merger Agreement"), each share of GARS Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

HCAP Acquisition and Assumption and Redemption of HCAP Notes

On June 9, 2021 the Company completed its acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction, the “HCAP Acquisition”). To effect the acquisition, the Company’s wholly owned merger subsidiary (“Acquisition Sub”) merged with HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the merger agreement for the HCAP Acquisition, dated December 23, 2020 (the “HCAP Merger Agreement”), HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate. Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

With respect to the merger consideration from the Company, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of the Company's common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock (other than a Cancelled Share) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of the Company's common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of the Company's common stock.

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

All share and per share values have been adjusted retroactively to reflect the split for all periods presented, except where otherwise noted.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC and Great Lakes Portman Ridge Funding, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, and GIG Rooster Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The determination of the tax character of distributions is made on an annual (full calendar year) basis at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the years ended December 31, 2021 and December 31, 2020, the Company provided approximately $239.6 million and $116.0 million, respectively, to portfolio companies to support their growth objectives. Approximately $21.3 million and $32.9 million, respectively, of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of December 31, 2021 and December 31, 2020, the Company held loans it has made to 92 and 109 investee companies with aggregate principal amounts of approximately $469.0 million and $437.7 million. The details of such loans have been disclosed on the audited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any fee income from such or similar activities.

Recently adopted accounting pronouncements

Not applicable

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Management continues to assess the impact that the adoption of this guidance will have on the Company.

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

The Company utilizes one or more independent valuation firms to provide third party valuation consulting services. Each quarter the independent valuation firms perform third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates are considered as one of the relevant data points in the Company’s determination of fair value.

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

Debt Securities. To the extent that the Company’s investments are liquid and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will be used to determine the fair value of the investments. Valuations from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the valuation, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, if the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns, the Company will determine fair value using alternative methodologies such as available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset-specific characteristics.

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

Asset Manager Affiliates. The Company sold all of its investment in the Disposed Asset Manager Affiliates on December 31, 2018. Previously, the Company’s investments in its wholly-owned Asset Manager Affiliates, were carried at fair value, which was primarily determined utilizing the discounted cash flow approach, which incorporated different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation took into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates were classified as a Level III investment. Any change in value from period to period was recognized as net change in unrealized appreciation or depreciation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to know amounts cash, with an original maturity of three months or less in accounts such as demand deposit accounts and certain overnight investment sweep accounts. The company records cash and cash equivalents at cost, which approximates fair value.

Restricted Cash

Restricted cash and cash equivalents generally consists of cash held for interest and principal payments on the Company’s borrowings.

Foreign Currency Translation

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2021, seven of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

Fees and other income. Origination fees (to the extent services are performed to earn such income), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

Debt Issuance Costs

Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized, presented as a reduction of debt, and amortized using the effective interest method over the expected term of the borrowing.

Extinguishment of Debt

The Company derecognizes a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the Company of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the Company allocates the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognize a gain or loss in the statement of operations.

Expenses

Prior to April 1, 2019, the Company was internally managed and expensed costs, as incurred, with regard to the running of its operations. Primary operating expenses included employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. Since April 1, 2019, the Company is externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 5 “Related Party Transactions - Payment of Expenses under the Advisory and Administration Agreements.”

Shareholder Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board each quarter. The Company has adopted a dividend reinvestment plan (the "DRIP") that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the DRIP to receive cash in lieu of having their cash distributions automatically reinvested in additional shares of the Company’s common stock.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Net increase (decrease) increase in net assets resulting from operations	$26,026	$31,573	$(12,500)
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	8,536,079	4,998,759	3,764,165
Net (decrease) increase in net assets per basic common shares and diluted shares:
Net (decrease) increase in net assets from operations(1)	$3.05	$6.32	$(3.32)
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021			December 31, 2020
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$361,556	$364,701	66	$304,539	$328,846	68
Junior Secured Loan	82,996	70,549	13	87,977	75,807	16
Senior Unsecured Bond	416	43	0	416	208	0
CLO Fund Securities	51,561	31,632	6	45,728	19,583	4
Equity Securities	26,680	22,586	4	24,594	13,945	3
Asset Manager Affiliates(2)	17,791	—	—	17,791	—	—
Joint Ventures	64,365	60,474	11	54,932	49,349	10
Derivatives	31	(2,412)	—	31	(1,109)	—
Total	$605,396	$547,573	100%	$536,008	$486,629	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2021 and December 31, 2020, were as follows:

($ in thousands)	December 31, 2021			December 31, 2020
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,730	$11,692	2	$11,342	$11,218	2
Asset Management Company(2)	17,791	—	—	17,791	—	—
Automotive	11,331	11,487	2	10,840	11,652	2
Banking, Finance, Insurance & Real Estate	41,487	42,858	8	30,075	31,122	6
Beverage, Food and Tobacco	5,511	5,625	1	9,196	9,100	2
Capital Equipment	14,387	10,620	2	10,276	8,205	2
Chemicals, Plastics & Rubber	12,692	12,969	2	6,609	7,230	1
CLO Fund Securities	51,561	31,632	6	45,728	19,583	4
Construction & Building	8,966	9,501	2	9,803	10,947	2
Consumer goods: Durable	25,151	24,831	5	32,435	34,859	7
Consumer goods: Non-durable	4,162	4,197	1	1,837	2,102	0
Containers, Packaging and Glass	2,780	2,570	1	2,807	2,503	1
Electronics	10,623	11,089	2	28,390	31,565	6
Energy: Oil & Gas	7,921	2,355	0	13,502	6,878	1
Environmental Industries	4,315	4,200	1	3,940	3,586	1
Finance	10,916	10,912	2	—	—	—
Forest Products & Paper	1,583	1,271	0	1,577	1,271	0
Healthcare, Education and Childcare	9,783	9,752	2	14,060	13,791	3
Healthcare & Pharmaceuticals	71,696	62,275	11	83,482	78,823	16
High Tech Industries	58,803	58,715	11	32,950	35,052	7
Hotel, Gaming & Leisure	4,906	4,898	1	—	—	—
Joint Ventures	64,365	60,474	11	54,932	49,349	10
Machinery (Non-Agrclt/Constr/Electr)	7,748	8,967	2	6,712	7,227	1
Media: Advertising, Printing & Publishing	150	246	0	2,831	3,170	1
Media: Broadcasting & Subscription	12,407	13,255	2	3,956	3,901	1
Media: Diversified & Production	6,272	6,365	1	2,659	2,612	1
Metals & Mining	15,342	13,647	3	1,219	1,327	0
Retail	6,144	6,775	1	5,790	6,597	1
Services: Business	76,071	77,798	14	58,027	60,119	12
Services: Consumer	990	990	0	4,241	4,198	1
Telecommunications	7,521	6,675	1	8,930	9,023	2
Textiles and Leather	12,496	11,095	2	12,415	10,861	2
Transportation: Cargo	—	—	—	7,656	8,758	2
Transportation: Consumer	7,795	7,837	1	—	—	—
Total	$605,396	$547,573	100%	$536,008	$486,629	100%
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

At December 31, 2021 and December 31, 2020, the total amount of non-qualifying assets was approximately 15.8% and 13.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures, in the aggregate representing 9.3% and 8.2%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 4.9% and 3.3% of its total assets on such dates, respectively.

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

In the first quarter of 2019, the Company sold $2.0 million notional amount of subordinated notes of Catamaran CLO 2014-1 for $800,000.

In June 2019, the Company sold $4.8 million par value of the CLO Rated note issued by Great Lakes KCAP F3C Senior, LLC for $4.4 million.

In January 2021, the Company sold $10.1 million notional amount of the subordinated notes of Catamaran 2016-1 for $3.3 million.

($ in thousands)			December 31, 2021		December 31, 2020 (2)
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	4,198	1,779	6,219	2,612
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,679	4,278	9,998	3,836
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,147	1,258	1,273	1,322
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,066	—	6,066	—
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,549	—	4,142	1,609
Catamaran CLO 2016-1 Ltd.	Subordinated Notes	24.9	—	—	8,872	3,549
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,694	6,314	9,158	6,655
JMP CLO IV Junior Sub Note	Subordinated Notes	57.3	8,530	8,105	—	—
JMP CLO V Junior Sub Note	Subordinated Notes	57.3	10,698	9,898	—	—
Total			$51,561	$31,632	$45,728	$19,583
(1)
Represents percentage of class held as of December 31, 2021.
(2)
As of December 31, 2020, the CLO Funds managed by Libremax were assigned to CLO Funds managed by affiliates.

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

Affiliate Investments:

The following table details investments in affiliates at December 31, 2021:

($ in thousands)	Industry Classification	Fair Value of December 31, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2021	Principal / Shares at December 31, 2021	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$—	$—	$—	$—	$—	$—	$—		$—	$—
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	208	0	—	—	(164)	—	43	511	—	—
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	—	280	—	—	(24)	—	256	1,938	—	—
KCAP Freedom 3, LLC (1)(3)	Joint Venture	19,749	2,500	—	—	813	—	23,062	27,220	—	5,170
Total controlled affiliates		19,957	2,780	—	—	625	—	23,361	27,782	—	5,170

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	29,600	6,933	—	—	879	—	37,412	36,950	—	4,006
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	—	530	—	—	147	—	677	1,000	—	—
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	—	1,264	—	—	347	—	1,612	250,000	—	—
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	—	11,944	2,141	—	(1,805)	—	12,280	14,074	802	—
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	—	467	—	—	25	—	492	200,000	—	—
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	—	208	—	—	11	—	219	88,946	—	—
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	—	425	—	—	(89)	—	336	185	—	—
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	—	159	—	—	42	—	201	10	—	—
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	—	4,809	117	—	235	—	5,160	5,460	422	—
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	—	1,429	75	—	28	—	1,531	1,536	59	—
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	—	2,259	259	—	80	—	2,598	2,625	130	—
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	—	251	—	—	284	—	535	90	—	—
Navex Topco, Inc.(2)(5)	Electronics	7,488	—	84	—	36	—	7,609	7,700	555	—
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,291	—	3	—	185	—	3,480	3,500	294	—
GIG Rooster Holdings I, LLC (2)(5)	Energy: Oil & Gas	123	(139)	—	—	(123)	139	—	—	—	—
Total Non-controlled affiliates		40,503	30,539	2,679	-	282	139	74,142	72,387	2,262	4,006

Total Affiliated Investments		$60,460	$33,319	$2,679	$-	$907	$139	$97,503	$100,169	$2,262	$9,176
(1)
Fair value of this investment was determined using significant unobservable inputs.
(2)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(3)
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
(4)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(5)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(6)
Number of shares held.
(7)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.

The following table details investments in affiliates at December 31, 2020 (in thousands):

($ in thousands)	Industry Classification	Fair Value of December 31, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net change in unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2020	Principal at December 31, 2020	Interest Income	Dividend Income
Asset Manager Affiliates(4)(6)	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$17,791	$—	$—
Tank Partners Equipment Holdings, LLC(3)(4)(5)(8)	Energy: Oil & Gas	—	—	—	—	—	—	—	49	—	—
Tank Partners Equipment Holdings, LLC(3)(4)(5)	Energy: Oil & Gas	404	—		—	(196)	—	208	699	—	—
KCAP Freedom 3, LLC (3)(5)	Joint Venture	21,308	—	—	—	(1,559)	—	19,749	24,720	—	4,263
Total controlled affiliates		21,712	—	—	—	(1,755)	—	19,957	43,259	—	4,263

BCP Great Lakes Holdings LP(7)(9)	Joint Venture	23,780	6,338	—	—	(518)	—	29,600	30,078	—	2,649
Catamaran CLO 2013-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	5,026	(356)	481	(2,611)	(2,539)	—	—	11,720	481	—
Catamaran CLO 2014-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,380	(580)	582	(3,836)	(2,547)	—	—	15,161	582	—
Catamaran CLO 2014-2, Ltd. (1)(2)(3)(7)	CLO Fund Securities	1,139	(60)	53	—	(1,132)	—	—	9,900	53	—
Catamaran CLO 2015-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	2,514	(232)	286	(1,609)	(958)	—	—	4,952	286	—
Catamaran CLO 2016-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	6,395	(1,085)	704	(3,549)	(2,465)	—	—	10,140	704	—
Catamaran CLO 2018-1, Ltd. (1)(2)(3)(7)	CLO Fund Securities	8,531	(1,553)	1,116	(6,655)	(1,439)	—	—	10,000	1,116	—
Navex Topco, Inc.(3)(4)(7)	Electronics	7,636	—	83	—	(231)	—	7,488	7,700	575	—
Zest Acquisition Corp.(3)(4)(7)	Healthcare, Education and Childcare	3,306	—	3	—	(17)	—	3,291	3,500	310	—
OCI Holdings, LLC(3)(4)(7)	Healthcare & Pharmaceuticals	2,422	(2,707)	—	—	—	285	—	—	—	—
GIG Rooster Holdings I, LLC (10)	Energy: Oil & Gas	—	(200)	—	—	123	200	123	0	—	—
Total Non-controlled affiliates		67,129	(435)	3,308	(18,260)	(11,723)	485	40,503	103,150	4,108	2,649

Total Affiliated Investments		$88,840	$(435)	$3,308	$(18,260)	$(13,478)	$485	$60,460	$146,410	$4,108	$6,911
(1)
Non-U.S. company or principal place of business outside the U.S.
(2)
A CLO Fund managed by an affiliate of LibreMax.
(3)
Fair value of this investment was determined using significant unobservable inputs.
(4)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(5)
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
(7)
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
(8)
Number of shares held.
(9)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P, a non-U.S. company or principal place of business outside the U.S.
(10)
Underlying assets of investment were liquidated in December 2020, remaining fair value of investment is based on future cash flow payment to be received in the first quarter of 2021.

Investment in Joint Ventures:

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.2 million, $6.9 million and $4.9 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $60.5 million and $49.3 million, respectively.

KCAP Freedom 3 LLC

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the F3C Joint Venture, which in turn used the assets to capitalize a new fund, Great Lakes KCAP F3C Senior Funding L.L.C. (formerly known as KCAP F3C Senior Funding, L.L.C.) (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of primarily middle-market loans from us and we used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”) The Fund invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The F3C Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the F3C Joint Venture made a cash distribution to the Company of approximately $12.6 million. $11.8 million of this distribution was a return of capital, reducing the cost basis of its investment in the F3C Joint Venture by that amount. The final determination of the tax attributes of distributions from the F3C Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

The Company owns a 62.8% equity investment in the F3C Joint Venture. The F3C Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the F3C Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the F3C Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

In connection with the Externalization, during the first quarter of 2019, KCAP Management agreed to waive management fees it is otherwise entitled to receive for managing the Fund. In addition, the F3C Joint Venture was restructured such that the Company is now entitled to receive a preferred distribution in an amount equal to the fees waived by KCAP Management. The impact of these transactions was a reduction in the fair value of the Asset Manager Affiliates and an increase in the fair value of the Company’s investment in the F3C Joint Venture during the first quarter of 2019. The reduction in the fair value of the Asset Manager Affiliates was recognized as a realized loss on the consolidated statement of operations. The increase in the fair value of the Company’s investment in the F3C Joint Venture was recognized as an unrealized gain in the consolidated statement of operations.

The Company has determined that the F3C Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the F3C Joint Venture because the Company does not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

(in thousands)

	As of December 31, 2021	As of December 31, 2020
Cash	$—	$—
Investment at fair value	35,841	31,404
Total Assets	$35,841	$31,404
Total Liabilities	$164	$167
Total Equity	$35,677	$31,237
Total Liabilities and Equity	$35,841	$31,404

KCAP Freedom 3 LLC

Summarized Statements of Operations

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Investment income	$7,274	$5,006	$5,128
Operating expenses	67	72	86
Net investment income	7,207	4,934	5,042
Unrealized appreciation on investments	2,577	(518)	2,951
Net income	$9,784	$4,416	$7,993

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2021

(in thousands)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 21.3%, 12/29 maturity	100.0%	$40,847	$35,841
Total Investments			$40,847	$35,841
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

KCAP Freedom 3 LLC

Schedule of Investments

December 31, 2020

(in thousands)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 12.3%, 12/29 maturity	100.0%	$38,986	$31,404
Total Investments			$38,986	$31,404
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

BCP Great Lakes Partnership LP

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC. (the “Great Lakes Joint Venture,” collectively with the F3C Joint Venture the "Joint Ventures"). The Company is a limited partner in the BCP Great Lakes Partnership and does not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treats the investment as a joint venture since an affiliate of the Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. This investment was made prior to the Externalization and as such the Company has changed its characterization from an equity investment prior to the Externalization to a joint venture investment once the Company became externally managed and an affiliate of the Adviser. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company does not pay any advisory fees in connection with its investment in the BCP Great Lakes Partnership.

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2021 and December 31, 2020 was $37.4 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2021 and December 31, 2020, the Company has a $13.0 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2021 and December 31, 2020, respectively:

	As of December 31, 2021
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	—	42,861	392,432	—	435,293
CLO Fund securities	—	—	31,632	—	31,632
Equity securities	1,594	—	20,992	—	22,586
Joint Ventures	—	—	23,062	37,412	60,474
Derivatives	—	—	(2,412)	—	(2,412)
Total	$1,594	$42,861	$465,706	$37,412	$547,573

	As of December 31, 2020
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	—	70,616	334,245	—	404,861
CLO Fund securities	—	—	19,583	—	19,583
Equity securities	1,408	—	12,537	—	13,945
Joint Ventures	—	—	19,749	29,600	49,349
Derivatives	—	—	(1,109)	—	(1,109)
Total	$1,408	$70,616	$385,005	$29,600	$486,629

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at December 31, 2021 and December 31, 2020 was $37.4 million and $29.6 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Year Ended December 31, 2021
($ in thousands)	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245	$19,583	$12,537	$—	$19,749	$(1,109)	$385,005
Transfers out of Level III¹	(10,938)	—	2	—	—	—	(10,936)
Transfers into Level III²	21,522	—	—	—	—	—	21,522
Net accretion	23,906	4,754	(0)	—	—	—	28,660
Purchases	274,406	18,077	9,000	—	2,500	—	303,983
Sales/Paydowns/Return of Capital	(232,167)	(11,675)	(4,738)	—	—	(880)	(249,460)
Total realized gain (loss) included in earnings	568	(5,323)	(2,176)	—	—	880	(6,051)
Change in unrealized gain (loss) included in earnings	(19,110)	6,216	6,367	—	813	(1,303)	(7,017)
Balance, December 31, 2021	$392,432	$31,632	$20,992	$—	$23,062	$(2,412)	$465,706
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,356)	$893	$3,355	$—	$813	$(1,303)	$(4,597)
(1)
Transfers out of Level III represent a transfer of $10.9 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2021.
(2)
Transfers into Level III represent a transfer of $21.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2021.

	Year Ended December 31, 2020
($ in thousands)	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2019	$148,383	$31,968	$9,864	$—	$21,308	$(33)	$211,490
Transfers out of Level III¹	(5,522)	—	—	—	—	—	(5,522)
Transfers into Level III²	5,292	—	—	—	—	—	5,292
Net accretion	7,415	3,541	—	—	—	—	10,956
Purchases	297,330	—	3,530	—	—	—	300,860
Sales/Paydowns/Return of Capital	(100,653)	(4,432)	(1,516)	—	—	(977)	(107,578)
Total realized gain (loss) included in earnings	7,928	—	(989)	—	—	977	7,916
Change in unrealized gain (loss) included in earnings	(25,928)	(11,495)	1,648	—	(1,559)	(1,075)	(38,410)
Balance, December 31, 2020	$334,245	$19,583	$12,537	$—	$19,749	$(1,109)	$385,005
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,417)	$(11,495)	$1,648	$—	$(1,559)	$(1,075)	$(19,898)
(1)
Transfers out of Level III represent a transfer of $5.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2020.
(2)
Transfers into Level III represent a transfer of $5.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2020.

As of December 31, 2021 and December 31, 2020, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $42.9 million and $70.6 million as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$24,513	Enterprise Value	Average EBITDA Multiple	0.0x-8.0x (4.3x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	367,919	Income Approach	Implied Discount Rate	0%-26.8% (8.9%)
	12,874	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.5x (8.7x)
Equity Securities			Recovery Rate Multiple	0.0x-0.0x (0.0x)
	8,118	Income Approach	Implied Discount Rate	10.7%-18.8% (17.2%)
			Discount Rate	13.0%-20.1% (16.6%)
			Probability of Default	1.5%-2.0% (1.8%)
CLO Fund Securities	31,632	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.5%-16.0% (15.3%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	23,062	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(2,412)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$465,706

As of December 31, 2020, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$8,651	Enterprise Value	Average EBITDA Multiple	4.8x-7.5x (5.6x)
Debt Securities			Recovery Rate Multiple	0.0x-1.0x (0.7x)
	325,594	Income Approach	Implied Discount Rate	5.2%-27.6% (10.2%)
	$7,037	Enterprise Value	Average EBITDA Multiple / WACC	1.0x-9.0x (5.9x)
			Recovery Rate Multiple	0.0x-12.5x (0.6x)
Equity Securities	5,500	Income Approach	Implied Discount Rate	17.8%-18.5% (18.1%)
			Discount Rate	13.0%-14.5% (13.8%)
			Probability of Default	1.5%-4.0% (2.7%)
CLO Fund Securities	19,583	Discounted Cash Flow	Loss Severity	20.5%-30.5% (25.5%)
			Recovery Rate	69.5%-79.5% (74.5%)
			Prepayment Rate	0.0%-25.0% (12.5%)
			Discount Rate	14.0%-16.0% (15.0%)
			Probability of Default	3.0%-5.0% (4.0%)
Joint Ventures	19,749	Discounted Cash Flow	Loss Severity	21.0%-31.0% (26.0%)
			Recovery Rate	69.0%-79.0% (74.0%)
			Prepayment Rate	0.0%-25.0% (12.5%)
Derivatives	(1,109)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$385,005
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

The Company’s investment in the F3C Joint Venture is carried at fair value based upon the fair value of the investments held by the F3C Joint Venture.

The Company values derivative contracts using various pricing models that take into account the terms of the contract (including notional amount and contract maturity) and observable and unobservable inputs such as interest rates and changes in fair value of the reference asset.

The following table details derivative investments at December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$10	$—	$(2)
Put option	150	—	—	—
Securities Swap and Option Agreement	5,500	(2,422)	880	(1,301)
Total	$5,658	$(2,412)	$880	$(1,303)
(1) Net amount included in the derivative caption on the consolidated balance sheets

($ in thousands)	December 31, 2020
Types of contracts	Notional amounts	Derivative assets (liabilities) [1]	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$12	$—	$(19)
Securities Swap and Option Agreement	5,500	(1,121)	—	(1,121)
Total	$5,508	$(1,109)	$—	$(1,139)
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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 8, 2022. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and annual reviews the compensation we pay to the Adviser.

The Company incurred base management fees of $7.9 million for the year ended December 31, 2021, $4.6 million for the year ended December 31, 2020, and $3.1 million for the year ended December 31, 2019. The Company incurred incentive fees of $7.1 million for the year ended December 31, 2021, none of which were waived. The Company incurred incentive fees of $4.9 million for the year ended December 31, 2020, of which approximately $557 thousand were waived. No incentive fees were earned during the year ended December 31, 2019.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 8, 2022.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $3.2 million of Administrative services expense for the year ended December 31, 2021, $1.9 million for the year ended ending December 31, 2020, and $1.2 million for the year ended December 31, 2019.

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

On October 23, 2018, the SEC issued an order granting an application for exemptive relief to an affiliate of the Adviser that allows BDCs managed by the Adviser, including the Company, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisers or its affiliates, including BCP Special Opportunities Fund I LP, BC Partners Lending Corporation, Logan Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority”

(as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	December 31, 2021	December 31, 2020
2018-2 Secured Notes (net of discount of: 2021 - $1,403; 2020 - $2,445)	$162,460	$249,418
4.875% Notes Due 2026 (net of discount of: 2021 - $2,157; net of deferred financing costs of: 2021 - $951)	104,892	—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2021 - $732; 2020 - $1,098)	79,839	48,223
6.125% Notes Due 2022 (net of deferred financing costs of: 2020 - $1,058)	—	75,668
	$347,191	$373,309

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as December 31, 2021 of were 3.2% and 5.4 years, respectively, and as of December 31, 2020 were 3.0% and 6.7 years, respectively.

Notes Offering

On April 30, 2021, the Company issued $80 million in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The 4.875% Notes due 2026 were not registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

Sale of Additional 4.875% Notes due 2026

On June 23, 2021, the Company issued $28 million in aggregate principal amount of its 4.875% Notes due 2026 (the “New Notes”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The New Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $27.4 million, after deducting estimated offering expenses. The Company intends to use the net proceeds of the offering to redeem in full its HCAP Notes (as defined below), make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

In connection with the issuance of the 4.875% Notes Due 2026, (including the New Notes) the Company incurred approximately $2.43 million of original issue discount, and $1.1 million of debt offering costs, both of which were being amortized over the expected term of the facility on an effective yield method.

Exchange of 4.875% Notes due 2026

On October 5, 2021, the Company filed with the SEC a registration statement relating to an offer to exchange the 4.875% Notes due 2026 for new notes issued by the Company that are registered under the Securities Act (the “Exchange Offer”), which registration statement was declared effective on December 2, 2021. Upon the terms and subject to the conditions in the prospectus relating to the Exchange Offer, the Company accepted any existing 4.875% Notes due 2026 (the “Restricted Notes”) validly tendered and not withdrawn prior to January 3, 2022, the expiration date of the Exchange Offer, and issued new 4.875% Notes due 2026 that have been registered under the Securities Act (the “Exchange Notes”). The form and terms of the Exchange Notes are substantially identical to those of the Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default. In addition, the Exchange Notes bear a different CUSIP number than the Restricted Notes. The Exchange Notes are issued under and entitled to the benefits of the same indenture that authorized the issuance of the Restricted Notes.

On the expiration date of the Exchange Offer, all of the Restricted Notes had been validly tendered, and all of the outstanding Restricted Notes were exchanged for newly issued Exchange Notes.

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $2.2 million and unamortized offering costs of approximately $950.7 thousand as of December 31, 2021. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $104.9 million at December 31, 2021. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the years ended December 31, 2021, 2020 and 2019, interest expense related to the 6.125% Notes Due 2022 was approximately $2.0 million, $4.7 million and $4.7 million, respectively.

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

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $1.1 million at December 31, 2020. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.0 million at December 31, 2020. The fair value was determined based on the closing price on December 31, 2020 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level II under the ASC 820 Fair Value Hierarchy.

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

At December 31, 2021, GLPRF LLC was in compliance with all of its debt covenants and $80.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $79.8 million at December 31, 2021 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

For the years ended December 31, 2021, 2020 and 2019 interest expense related to the Revolving Credit Facility were approximately $3.0 million, $3.5 million, and $136.5 thousand, respectively.

2018-2 Secured Notes

($ in thousands)
December 31, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$11,487	$11,580	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,189	78,932	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$162,460	$163,862
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three-month USD LIBOR.

($ in thousands)
December 31, 2020	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	176,634	178,513	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$249,418	$251,863
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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

During the first quarter of 2021, the Company redeemed approximately $88 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of December 31, 2021 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of December 31, 2021. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of December 31, 2021, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
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
(7)
As of December 31, 2021, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $80,571 and 2018-2 Secured Notes of $163,863.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions, non-deductible expenses, investments on non-accrual status, and capital loss carryforwards acquired as the result of the merger, as follows (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Capital in excess of par value	$35,573	$144,223	$137,502
Total distributable (loss) earnings	$(35,573)	$(144,223)	$(137,502)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2021 and December 31, 2020 (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net (decrease) increase in net assets resulting from operations	$26,026	$31,573	$(12,500)
Subsidiary Tax Provision	1,442	—	—
Net change in unrealized depreciation (appreciation) from investments	8,444	(6,813)	(1,121)
Net realized gains (losses)	6,093	(7,759)	16,695
Book/tax differences on CLO equity investments	3,410	(3,527)	(3,927)
Book/tax differences related to mergers and partnership investments	(23,639)	(5,829)	—
Other book/tax differences	939	3,135	1,318
Taxable income before deductions for distributions	$22,715	$10,779	$465
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period(1)	$2.66	$2.16	$0.12
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the years ended December 31, 2021 and December 31, 2020, the Asset Manager Affiliates did not make any cash distributions to the Company.

Distributions to shareholders that exceed tax-basis distributable income (tax-basis net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

($ in thousands)	Year Ended December 31,
Distributions paid from:	2021	2020	2019
Ordinary Income	$20,575	$10,694	$465
Return of Capital	—	—	11,485
Total	$20,575	$10,694	$11,950

As of December 31, 2021 and December 31, 2020, the components of accumulated earnings on tax basis (in thousands) were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Capital loss carryforward	(385,880)	(339,584)	(230,821)
Other temporary differences	(375)	(370)	(893)
Net unrealized depreciation	69,611	(82,993)	(67,889)

At December 31, 2021, the Company had a net capital loss carryforward of $386 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2021, the taxable subsidiaries’ activity resulted in a provision for income taxes of $1.4 million. The taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and $1.9 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2021 and December 31, 2020, the Company had $47.9 million and $32.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Fund of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2021 and December 31, 2020, the Company had a $13.0 million and $20.0 million, respectively unfunded commitment to the BCP Great Lakes Fund, subject to the limitations noted above.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

In the fourth quarter of 2018, the Company undertook the commitments under a lease obligation for its office space. Such obligation was previously with Katonah Debt Advisors. During 2018, the Company and the Asset Manager Affiliates shared the cost of such lease pursuant to an Overhead Allocation agreement. The Company’s portion of rent expense was approximately $0 thousand and $0 thousand for the years ended December 31, 2021 and December 31, 2020, respectively.

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

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	December 31, 2021
Accordion Partners LLC	Delayed Draw Term Loan	$2,800
Accordion Partners LLC	Revolver	5,000
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	1,000
AMCP Pet Holdings, Inc.	Revolving Loan	325
Analogic Corporation	Revolver	87
Anthem Sports & Entertainment Inc.	Revolver	583
Appfire Technologies, LLC	Delayed Draw Term Loan	4,459
BCP Great Lakes Holdings LP	Joint Venture	13,050
Bradshaw International Parent Corp.	Revolver	722
Bristol Hospice	Delayed Draw Term Loan	195
Centric Brands Inc.	Revolver	755
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	2,000
Datalink, LLC	Delayed Draw Term Loan (First Lien)	525
Global Integrated Flooring Systems Inc.	Revolver	43
Grupo HIMA San Pablo, Inc.	Delayed Draw Term Loan	104
H.W. Lochner, Inc.	Revolver	2,199
Keg Logistics LLC	Revolver	872
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	302
Premier Imaging, LLC	Delayed Draw Term Loan	1,937
Ritedose Holdings I, INC	Revolver	537
TA/WEG Holdings, LLC	Revolver	308
TA/WEG Holdings, LLC	Delayed Draw Term Loan	3,743
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$47,899

9. STOCKHOLDERS’ EQUITY

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

During the years ended December 31, 2021 and December 31, 2020, the Company issued 38,436, and 98,609 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of December 31, 2021 and December 31, 2020 was 9,699,695 and 7,516,423 respectively.

During the year ended December 31, 2021, the Company repurchased 75,377 shares, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $1.8 million. During the year ended December 31, 2020, the Company repurchased 73,441 shares, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $863 thousand.

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

11. ACQUISITIONS OF OHA INVESTMENT CORPORATION, GARRISON CAPITAL INC. AND HARVEST CAPITAL CREDIT CORPORATION

OHAI acquisition

On December 18, 2019, we completed our acquisition of OHA Investment Corporation (“OHAI”). In accordance with the terms of the merger agreement, each share of common stock, par value $0.001 per share, of OHAI (the “OHAI Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $0.42, and (ii) 0.3688 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of OHAI Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.15. As a result of the Merger, the Company issued an aggregate of 7,439,559 shares of its common stock to former OHAI stockholders (approximately 16.6% of the Company’s outstanding shares at December 31, 2019). Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

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

($ in thousands)
Common stock issued by the Company (1)	$15,548
Cash consideration to OHAI shareholders (2)	11,511
Transaction costs (excluding offering costs $386)	852
Total purchase consideration	27,911
Assets acquired:
Investments, at fair value (amortized cost of $54,124)	60,547
Cash	233
Interest receivable	592
Other assets	483
Total assets acquired	61,855
Liabilities assumed:
Debt	27,394
Other liabilities	126
Total liabilities assumed	27,520
Net assets acquired	34,335
Total purchase discount	$(6,424)
(1)
Based on the market price at closing of $2.09 as of December 18, 2019 and the 7,439,559 shares of common stock issued by the Company in conjunction with the merger.
(2)
Approximately $8.5 million cash consideration paid by the Company plus $3.0 million cash payment paid at closing directly to shareholders of OHAI from the Adviser.

GARS acquisition

October 28, 2020 the Company completed the GARS Acquisition, pursuant to the terms and conditions of the GARS Merger Agreement. To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the GARS Merger Agreement, each share of GARS Common Stock issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

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

($ in thousands)
Common stock issued by the Company (1)	$38,765
Cash consideration to GARS shareholders	24,100
Transaction costs (excluding offering costs $432)	1,168
Total purchase consideration	64,033
Assets acquired:
Investments, at fair value (amortized cost of $277,380)	317,803
Cash	35,361
Interest receivable	1,871
Other assets	2,088
Total assets acquired	357,123
Liabilities assumed:
Debt	251,213
Other liabilities	1,455
Total liabilities assumed	252,668
Net assets acquired	104,455
Total purchase discount	$(40,422)
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

Under the terms of the HCAP Merger Agreement, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares (collectively, “Cancelled Shares”)) received a combination of (i) $18,537,512.65 in cash payable by Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate. Shares of common stock issued and market price have not been adjusted to reflect the Reverse Stock Split.

With respect to the merger consideration from the Company, HCAP stockholders as of immediately prior to the effective time of the first merger (other than Cancelled Shares) were entitled, with respect to all or any portion of the shares of HCAP common stock they held as of the effective time of the first merger, to elect to receive the merger consideration in the form of cash (an “Election”) or in the form of the Company's common stock, subject to certain conditions and limitations in the merger agreement. Any HCAP stockholder who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the merger consideration as payment for their shares of HCAP common stock. Each share of HCAP common stock (other than Cancelled Shares) with respect to which an Election was made was treated as an “Electing Share” and each share of HCAP Common Stock (other than Cancelled Shares) with respect to which an Election was not made or that was transferred after the election deadline on June 2, 2021 was treated as a “Non-Electing Share.”

Pursuant to the conditions of and adjustment mechanisms in the HCAP Merger Agreement, 475,806 Electing Shares were converted to Non-Electing Shares for purposes of calculating the total mix of consideration to be paid to each Electing Share in order to ensure that the value of the aggregate cash consideration paid to holders of the Electing Shares equaled the aggregate cash consideration that HCAP received from the Company under the terms of the HCAP Merger Agreement. Accordingly, as a result of the Elections received from HCAP stockholders and any resulting adjustment under the terms of the HCAP Merger Agreement, each Electing Share received, in aggregate, approximately $7.43 in cash and 0.74 shares of the Company's common stock, while each Non-Electing Share received, in aggregate, approximately 3.86 shares of the Company's common stock.

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

($ in thousands)
Common stock issued by the Company (1)	$37,063
Cash consideration to HCAP shareholders (2)	20,688
Transaction costs (excluding offering costs $519)	881
Total purchase consideration	58,632
Assets acquired:
Investments, at fair value (amortized cost of $53,812)	$57,621
Cash	32,119
Interest receivable	431
Other assets	2,665
Total assets acquired	92,836
Liabilities assumed:
Debt	28,750
Other liabilities	1,645
Total liabilities assumed	30,395
Net assets acquired	62,441
Total purchase discount	$(3,809)

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

12. SELECTED QUARTERLY DATA (Unaudited) (in thousands, except share and per share amounts)

	Q1	Q2	Q3	Q4
	2021	2021	2021	2021
Total interest and related portfolio income	$18,305	$21,545	$22,911	$17,325
Net Investment Income	$8,213	$11,711	$13,718	$8,363
Net increase (decrease) in net assets resulting from operations	$8,037	$10,844	$9,144	$(2,000)
Net increase (decrease) in net assets resulting from operations per share – basic	$1.07	$1.40	$1.00	$(0.21)
Net increase (decrease) in net assets resulting from operations per share – diluted	$1.07	$1.40	$1.00	$(0.21)
Net investment income per share – basic and diluted	$1.09	$1.51	$1.50	$0.88

	Q1	Q2	Q3	Q4
	2020	2020	2020	2020
Total interest and related portfolio income	$7,754	$7,314	$7,787	$19,909
Net Investment Income	$2,766	$2,600	$2,697	$8,938
Net increase (decrease) in net assets resulting from operations	$(29,053)	$3,284	$8,319	$49,023
Net increase (decrease) in net assets resulting from operations per share – basic	$(0.65)	$0.07	$0.19	$0.74
Net increase (decrease) in net assets resulting from operations per share – diluted	$(0.65)	$0.07	$0.19	$0.74
Net investment income per share – basic and diluted	$0.06	$0.06	$0.06	$0.14

13. SUBSEQUENT EVENTS

On March 10, 2022, our Board declared a cash distribution of $0.63 per share of common stock The distribution is payable on March 30, 2022 to stockholders of record at the close of business as of March 21, 2022.

On March 8, 2022, the Board re-approved the Advisory Agreement and the Administration Agreement.

The Company has evaluated events and transactions occurring subsequent to December 31, 2021. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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
3.1.2

Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (the Reverse Stock Split Certificate of Amendment) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on August 26, 2021).

3.1.3

Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (the Decrease Shares Certificate of Amendment) (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on August 26, 2021).

3.2

Third Amended and Restated Bylaws of Portman Ridge Finance Corporation, dated as of July 20, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2021).

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share (incorporated by reference to Exhibit D.1 of the Pre-Effective Amendment No. 1 on Form N-2 filed on October 6, 2006).
4.2	Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit E of the Pre-Effective Amendment No. 2 of the Registration Statement on Form N-2 filed on November 20, 2006).
4.3	Form of Base Indenture between the Company and U.S. Bank National Association (incorporated by reference to Exhibit D.3 of the Registration Statement in Form N-2 filed on October 3, 2012).
4.4

Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022 (incorporated by reference to Exhibit D.6 of the Post-Effective Amendment No. 1 to the Registration Statement in Form N-2 filed on August 14, 2017).

4.5	Form of 6.125% Notes Due 2022 (Incorporated by reference to Exhibit D.6 of the Post-Effective Amendment No. 1 to the Registration Statement in Form N-2 filed on August 14, 2017).
4.6

Form of Base Indenture between Harvest Capital Credit Corporation and U.S. Bank National Association (incorporated by reference to Exhibit (d)(2) to Pre-Effective Amendment No. 1 to Harvest Capital Credit Corporation’s Registration Statement on Form N-2, File No. 333-198362, filed on November 7, 2014).

4.7

Second Supplemental Indenture between Harvest Capital Credit Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 filed with Harvest Capital Credit Corporation’s Form 8-A filed on August 24, 2017).

4.8	Third Supplemental Indenture by and between the Company and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the Company’s Form 8-A on June 9, 2021).
4.9

Third Supplemental Indenture, dated as of April 30, 2021, relating to the 4.875% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 3, 2021).

4.10

Registration Rights Agreement, dated as of June 23, 2021, by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on June 24, 2021).

4.11	Description of Portman Ridge Finance Corporation's Registered Securities.**
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

E-1

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (incorporated by reference to Exhibit (r) of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on February 4, 2022).
21.1	List of Subsidiaries.**
23.1	Consent of KPMG LLP **
23.2	Consent of Deloitte & Touche LLP **
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 10, 2022	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 10, 2022
EDWARD GOLDTHORPE

/s/ JASON ROOS	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 10, 2022
JASON ROOS

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 10, 2022
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 10, 2022
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 10, 2022
ALEXANDER DUKA

/s/ CHRISTOPHER LACOVARA	Member of the Board of Directors	March 10, 2022
CHRISTOPHER LACOVARA

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 10, 2022
DEAN C. KEHLER
/s/ MATTHEW WESTWOOD	Member of the Board of Directors	March 10, 2022
MATTHEW WESTWOOD

/s/ JOSEPH MOREA	Member of the Board of Directors	March 10, 2022
JOSEPH MOREA