Form 10-Q
period 2022-03-31
Portman Ridge Finance Corp
filed 2022-05-10
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(212) 891-288087

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of common stock of the registrant as of May 9, 2022 was 9,714,188.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2022 - $490,597; 2021 - $479,153)	$464,754	$452,482
Non-controlled affiliated investments (amortized cost: 2022 - $74,951; 2021 - $74,082)	75,129	74,142
Controlled affiliated investments (cost: 2022 - $58,142; 2021 - $52,130)	28,128	23,361
Total Investments at Fair Value (cost: 2022 - $623,690; 2021 - $605,365)	568,011	549,985
Cash and cash equivalents	20,524	28,919
Restricted cash	63,094	39,421
Interest receivable	3,119	5,514
Receivable for unsettled trades	2,153	20,193
Due from affiliates	592	507
Other assets	3,365	3,762
Total Assets	$660,858	$648,301
LIABILITIES
2018-2 Secured Notes (net of discount of: 2022 - $1,358; 2021 - $1,403)	162,504	162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $2,046; 2021 - $2,157; net of deferred financing costs of: 2022 - $977; 2021 - $951)	104,977	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $640; 2021 - $732)	79,930	79,839
Derivative liabilities (cost: 2021 - $31)	-	2,412
Payable for unsettled trades	21,622	5,397
Accounts payable, accrued expenses and other liabilities	5,101	4,819
Accrued interest payable	3,325	2,020
Due to affiliates	1,286	1,799
Management and incentive fees payable	3,812	4,541
Total Liabilities	382,557	368,179
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,867,998 issued, and 9,676,705 outstanding at March 31, 2022, and 9,867,998 issued, and 9,699,695 outstanding at December 31, 2021	97	97
Capital in excess of par value	733,327	733,095
Total distributable (loss) earnings	(455,123)	(453,070)
Total Net Assets	278,301	280,122
Total Liabilities and Stockholders' Equity	$660,858	$648,301
NET ASSET VALUE PER COMMON SHARE (1)	$28.76	$28.88
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$12,667	$14,470
Non-controlled affiliated investments	591	233
Total interest income	13,258	14,703
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,126	1,132
Non-controlled affiliated investments	256	-
Total payment-in-kind income	1,382	1,132
Dividend income:
Non-controlled affiliated investments	945	814
Controlled affiliated investments	1,163	1,226
Total dividend income	2,108	2,040
Fees and other income	196	430
Total investment income	16,944	18,305
EXPENSES
Management fees	2,135	1,793
Performance-based incentive fees	1,678	2,094
Interest and amortization of debt issuance costs	3,344	3,380
Professional fees	845	1,494
Administrative services expense	847	613
Other general and administrative expenses	187	718
Total expenses	9,036	10,092
NET INVESTMENT INCOME	7,908	8,213
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	(3,670)	(5,195)
Non-controlled affiliated investments	212	109
Derivatives	(2,095)	-
Net realized gain (loss) on investments	(5,553)	(5,086)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	829	6,263
Non-controlled affiliated investments	117	331
Controlled affiliated investments	(1,245)	625
Derivatives	2,442	(474)
Net unrealized gain (loss) on investments	2,143	6,745
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(440)	-
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(3,850)	1,659
Realized gains (losses) on extinguishments of debt	-	(1,835)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,058	$8,037
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share (1):
Basic and Diluted:	$0.42	$1.07
Net Investment Income Per Common Share (1):
Basic and Diluted:	$0.82	$1.09
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	9,698,099	7,517,453
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operations:
Net investment income	$7,908	$8,213
Net realized gains (losses) from investment transactions	(5,553)	(5,086)
Realized gains (losses) from extinguishments of debt	-	(1,835)
Net change in unrealized appreciation (depreciation) on investments	2,143	6,745
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(440)	-
Net increase (decrease) in stockholders’ equity resulting from operations	4,058	8,037

Stockholder distributions:
Distributions of ordinary income	(6,111)	(4,510)
Net decrease in net assets resulting from stockholder distributions	(6,111)	(4,510)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	338	64
Stock repurchases	(545)	-
Private placement and other	439	-
Net increase in net assets resulting from capital share transactions	232	64

Net assets at beginning of period	280,122	216,264
Net assets at end of period	$278,301	$219,855
Net asset value per common share (2)	$28.76	$29.24
Common shares outstanding at end of period (2)	9,676,705	7,519,514
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$4,058	$8,037
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	5,553	5,086
Net change in unrealized (appreciation) depreciation from investments	(2,143)	(6,745)
Purchases of investments	(58,313)	(58,354)
Proceeds from sales and redemptions of investments	39,355	80,774
Net accretion of investments	(3,508)	(7,881)
Amortization of debt issuance costs	307	224
Realized (gains) losses on extinguishments of debt	-	1,835
Net payment-in-kind income	(1,382)	884
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	18,040	10,965
(Increase) decrease in interest and dividends receivable	2,395	84
(Increase) decrease in due from affiliates	(85)	(496)
(Increase) decrease in other assets	397	(102)
Increase (decrease) in payable for unsettled trades	16,225	13,881
Increase (decrease) in accrued interest payable	1,305	57
Increase (decrease) in management and incentive fees payable	(729)	(779)
Increase (decrease) in due to affiliates	(513)	997
Increase (decrease) in accounts payable and accrued expenses	282	621
Net cash (used in) provided by operating activities	21,244	49,088
FINANCING ACTIVITIES:
Debt issuance costs	(87)	-
Private placement and other	439	-
Stock repurchase program	(545)	-
Distributions to stockholders	(5,773)	(4,446)
Repayment of 2018-2 Secured Notes	-	(88,000)
Borrowings from Revolving Credit Facilities	-	19,750
Net cash (used in) provided by financing activities	(5,966)	(72,696)
CHANGE IN CASH AND RESTRICTED CASH	15,278	(23,607)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	68,340	82,903
CASH AND RESTRICTED CASH, END OF PERIOD	$83,618	$59,296
Amounts per balance sheet:
Cash and cash equivalents	$20,524	$30,844
Restricted cash	63,094	28,453
Total Cash and Restricted cash	$83,618	$59,297
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$1,732	$3,099
Reinvestment of distributions	$338	$64

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	6.5% Cash	L+5.50%	1.00%	9/24/27	9/24/21	9,748	$9,616	$9,628	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash			9/24/27	9/24/21	-	(18)	(30)	(7)(12)(13)(20)
Accordion Partners LLC	Revolver	Finance	6.5% Cash	L+5.50%	1.00%	9/24/27	9/24/21	2,500	2,425	2,439	(7)(12)(20)
Accurate Background, LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,985	2,737	2,850	(7)(12)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,729	2,729	2,729	(7)(12)(13)
Advantage Capital Holdings LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	3,089	3,089	3,089	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	5.3% Cash	L+5.00%		8/15/25	10/28/20	2,339	2,001	2,325	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,938	4,861	4,892	(7)(12)(13)
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	Beverage, Food and Tobacco	1.0% Cash			10/6/26	12/9/20	-	(16)	(9)	(7)(12)(13)(20)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	863	847	853	(7)(12)(20)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	12.0% Cash	L+11.00%	1.00%	1/1/2025	3/1/22	2,906	2,878	2,877	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	12.0% Cash	L+11.00%	1.00%	1/1/2025	3/1/22	65	59	59	(7)(12)(20)
Analogic Corporation	First Lien Term Loan A	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,511	3,225	3,393	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/23	10/28/20	144	144	138	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	8.0% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	7,030	6,857	6,890	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	7.8% Cash + 2.3% PIK	L+6.75%		11/15/26	11/15/21	12,069	11,793	11,773	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	10.5% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	475	473	(7)(12)(20)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	4,418	4,373	4,391	(7)(12)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	4,500	4,451	4,500	(7)(12)(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	High Tech Industries	0.5% Cash			3/9/27	7/7/21	-	(10)	(14)	(7)(12)(13)(20)
Appfire Technologies, LLC	Term Loan	High Tech Industries	6.5% Cash	L+5.50%	1.00%	3/9/27	12/20/21	3,142	3,136	3,126	(7)(12)(13)
Athos Merger Sub LLC	First Lien Term Loan	Services: Business	5.5% Cash	L+5.00%		7/31/26	10/28/20	1,312	1,169	1,293	(7)(13)
BMC Acquisition, Inc.	Initial Term Loan	Banking, Finance, Insurance & Real Estate	6.3% Cash	L+5.25%	1.00%	12/28/24	1/2/18	2,692	2,691	2,677	(7)(12)(13)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	10/21/27	10/29/21	505	493	490	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash			10/21/26	10/29/21	-	(23)	(22)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	2,151	2,117	2,151	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	690	683	690	(7)(12)(13)(20)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	7.5% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,869	2,840	2,858	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,107	1,096	1,098	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	5/8/20	6,752	6,700	6,698	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,980	3,943	3,935	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	6.5% Cash	L+5.50%	1.00%	10/9/24	10/28/20	603	556	603	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.0% PIK			10/9/25	10/28/20	9,064	7,799	8,706	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	7/16/23	1/29/21	584	584	584	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	7/16/23	1/11/21	579	579	579	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	1/26/24	10/1/21	6,664	5,740	6,045	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			8/31/22	6/9/21	1,750	1,696	1,737	(7)(12)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	636	603	575	(7)(12)(13)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	8,227	8,095	8,094	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/1/26	11/1/21	-	(35)	(32)	(7)(12)(20)
Datalink, LLC	Delayed Draw Term Loan (First Lien)	Healthcare & Pharmaceuticals	1.0% Cash			11/23/26	11/23/20	-	(11)	(15)	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.3% Cash	L+6.25%	1.00%	11/23/26	11/23/20	2,789	2,729	2,707	(7)(12)(13)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	EUR Term Loan A	High Tech Industries	5.0% PIK			5/11/22	5/11/20	261	302	259	(12)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	5.3% Cash	SOFR+4.75%	0.50%	2/10/29	2/1/22	1,500	1,478	1,478	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	4.7% Cash	L+4.25%		7/30/25	6/27/19	820	820	811	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	5.0% Cash	L+4.50%		7/30/25	2/14/20	980	977	980	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	7.0% Cash	L+6.50%		12/14/25	10/28/20	2,440	2,167	2,432	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	5.8% Cash	L+5.00%	0.75%	10/6/28	3/22/22	5,000	4,938	4,907	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	5.5% Cash	L+4.75%	0.75%	2/25/26	3/18/22	5,000	4,969	4,964	(12)(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	9.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,221	5,299	3,173	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	9.5% Cash	L+8.25%		2/15/23	10/28/20	14	14	(7)	(7)(12)(20)
Grupo HIMA San Pablo, Inc.	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	10.5% Cash	L+9.00%	1.50%	8/1/21	1/30/13	2,437	2,437	175	(5)(7)(12)(13)
Grupo HIMA San Pablo, Inc.	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash			4/11/22	11/24/21	88	88	88	(7)(12)
Grupo HIMA San Pablo, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.5% Cash		1.50%	4/11/22	11/24/21	273	273	273	(5)(7)(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/21	14,925	14,664	14,676	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/21	5,001	4,860	4,867	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	2,000	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	6,522	5,912	5,331	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	670	607	547	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,767	1,764	1,767	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan (add on)	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,873	1,870	1,873	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	7.0% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,661	2,413	2,643	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	7.0% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,030	1,992	1,992	(3)(12)
Keeco, LLC	Term Loan	Consumer goods: Durable	9.5% Cash + 1.3% PIK	L+7.75%	1.75%	3/15/24	10/1/21	5,498	5,008	5,020	(7)(12)(13)
Keg Logistics LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,214	12,041	12,077	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	0.5% Cash			11/23/27	11/23/21	-	(13)	(10)	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	6.2% Cash	L+6.00%		10/1/24	10/28/20	2,905	2,569	2,781	(7)(13)
Lucky Bucks Holdings LLC	Term Loan	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,154	5,057	5,021	(7)(12)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	6.3% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,938	4,849	4,851	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	7,044	6,643	6,984	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	324	339	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	6.5% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,734	3,237	3,398	(7)(13)
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	7.0% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,727	5,584	5,629	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	7.0% Cash	L+6.00%	1.00%	8/11/28	8/11/21	2,500	2,475	2,457	(12)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			12/6/26	10/28/20	-	-	(1)	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	6.5% Cash	L+5.50%	1.00%	12/6/27	12/6/21	8,098	7,431	8,088	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	4.3% Cash + 3.8% PIK	L+3.25%	1.04%	9/28/24	10/1/21	6,093	5,618	5,590	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	4.3% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	10/28/21	407	350	373	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	4.3% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	178	178	163	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	4.3% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	1/20/22	177	177	163	(7)(12)(13)
Monotype Imaging Holdings	First Lien Term Loan B	Services: Business	6.0% Cash	L+5.00%	1.01%	10/9/26	3/17/22	3,879	3,869	3,882	(7)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	6.8% Cash	L+5.50%	1.00%	7/26/23	10/28/20	6,444	6,023	6,411	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,971	6,902	6,961	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,908	2,910	2,904	(7)(12)(13)
Nasco Healthcare Inc.	Term Loan	Consumer goods: Non-durable	6.5% Cash	L+5.50%	1.01%	6/30/23	5/22/20	4,252	4,176	4,194	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	4,987	4,743	4,962	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	456	434	454	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	384	350	380	(7)(12)(13)(20)
Naviga Inc.	Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	710	703	707	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	754	750	750	(7)(12)
Naviga Inc.	Term Loan	Services: Business	8.0% Cash	L+7.00%	1.01%	12/29/22	3/2/22	407	404	405	(7)(12)(13)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			12/31/22	10/1/21	14,331	14,331	12,754	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	7.3% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,917	7,782	7,785	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	736	671	730	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,516	2,293	2,498	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,520	1,388	1,509	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			5/29/25	5/29/20	1,563	1,281	1,219	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			5/29/25	5/29/20	1,621	1,339	547	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% Cash			5/29/25	5/29/20	1,030	1,018	980	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% Cash			5/29/25	9/10/21	48	48	48	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	1/2/25	12/30/21	2,058	2,039	2,037	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	1/2/25	12/30/21	438	419	419	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	6.8% Cash	L+5.75%	1.00%	4/22/27	4/21/21	9,571	9,501	9,509	(7)(12)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	5.8% Cash	L+4.75%	1.00%	8/3/24	8/10/18	2,779	2,774	2,637	(7)(12)(13)
Q Holding Company (fka Lex Precision Corp)	First Lien Term Loan	Chemicals, Plastics and Rubber	6.0% Cash	L+5.00%	1.00%	12/29/23	10/28/20	2,349	2,083	2,306	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	7.3% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,473	4,664	5,428	(7)(12)(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	4.7% Cash	L+4.25%		7/9/25	3/24/20	7,000	6,152	6,922	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	6.8% Cash	SOFR+5.75%	1.00%	3/29/25	6/27/19	6,148	6,100	6,025	(7)(12)(13)
Rotolo Consultants, INC.	Term Loan	Services: Consumer	9.0% Cash	L+8.00%	1.00%	12/20/26	12/20/21	998	988	984	(7)(12)
San Vicente Capital LLC	Term Loan	Telecommunications	9.5% Cash	L+8.00%	1.50%	6/10/25	6/10/20	2,175	2,154	2,210	(7)(12)(13)
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	5.5% Cash	L+4.50%	1.01%	11/1/24	3/21/22	997	945	953
South Street Securities Holdings, Inc	Initial Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	3/24/26	3/24/21	6,953	6,816	6,807	(7)(12)(13)
Sundance Holdings Group, LLC	Term Loan	Retail	7.0% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,374	5,831	6,374	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan A	Services: Business	10.5% Cash	L+10.00%		11/16/23	6/9/21	3,238	3,095	3,238	(7)(12)
Surge Busy Bee Holdings LLC	First Lien Term Loan B	Services: Business	12.0% Cash + 2.0% PIK			11/16/23	6/9/21	2,540	2,390	2,446	(7)(12)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	13.5% Cash	L+11.50%	2.00%	8/1/24	6/9/21	5,460	4,976	5,171	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	5.3% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,700	1,696	1,678	(7)(12)(13)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/27	10/1/21	124	121	120	(7)(12)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/27	10/1/21	4,958	4,942	4,901	(7)(12)(20)
Tailwind Randys, LLC	Initial Term Loan	Automotive	6.0% Cash	SOFR+5.00%	1.00%	5/16/25	6/27/19	4,863	4,817	4,818	(7)(12)(13)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	5,559	5,547	5,517	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	733	733	728	(7)(12)(13)(20)
Triangle Home Fashions LLC	First Lien Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	3/9/23	10/28/20	10,500	9,946	10,500	(7)(12)(13)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	6.8% Cash + 0.5% PIK	L+5.75%	1.00%	9/8/23	9/30/16	916	915	851	(7)(12)(13)
VTK Acquisition, Inc.	Revolver	Capital Equipment	6.9% Cash	L+6.50%		3/31/22	6/9/21	1,536	1,536	1,531	(7)(12)(17)
VTK Acquisition, Inc.	First Lien Term Loan	Capital Equipment	8.4% Cash	L+8.00%		3/31/22	6/9/21	2,625	2,626	2,598	(7)(12)(17)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	6.0% Cash	L+5.00%	1.00%	11/18/24	11/18/19	2,288	2,263	2,299	(7)(12)(13)
Total Senior Secured Loans (142% of net asset value at fair value)									$394,552	$395,062
Junior Secured Loans
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	4,603	4,469	4,465	(7)(12)
Carestream Health, Inc.	2023 Extended Term Loan (Second Lien)	Healthcare & Pharmaceuticals	13.5% Cash	L+12.50%	1.00%	8/8/23	5/8/20	1,801	1,710	1,785	(7)(12)(13)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	7.0% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	3,972	3,975	(7)(12)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	7.5% Cash	L+7.00%		2/16/29	3/16/21	5,400	5,388	5,352	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	8.0% Cash	L+7.50%		7/23/26	12/18/19	400	371	400	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	10.4% Cash	SOFR+10.00%		11/29/26	5/21/13	1,500	1,485	1,445	(7)(13)
Grupo HIMA San Pablo, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	13.8% Cash			7/31/18	1/30/13	7,192	7,192	-	(5)(7)(12)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	9.0% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,267	1,363	(7)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	10.5% Cash	L+9.50%	1.00%	11/21/24	5/6/14	1,600	1,584	1,302	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	7.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,947	5,951	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	7.8% Cash	L+7.25%	0.50%	12/1/28	10/26/21	2,000	1,990	1,980	(7)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	7.5% Cash	L+7.00%		9/4/26	12/4/18	7,700	7,328	7,645	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	9.5% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,120	1,200	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			12/31/22	3/8/22	1,750	1,750	1,750	(7)(8)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	8.5% Cash	L+7.75%	0.75%	4/16/29	4/16/21	4,566	4,489	4,202	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	9.0% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,985	2,513	(7)(12)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	7.8% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	643	698	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	11.0% Cash + 1.5% PIK	L+10.00%	1.00%	8/24/24	8/24/17	12,663	12,543	11,475	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	73	73	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	8.0% Cash	L+7.00%	1.00%	3/13/26	3/8/18	3,500	3,489	3,475	(7)(12)(13)(17)
Total Junior Loans (22% of net asset value at fair value)									$69,795	$60,976
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas				2/15/22	2/15/19	511	416	43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business	5/29/2020	321	$29	$29	(7)(12)(18)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate	2/14/2020	628	-	347	(7)(12)(18)(19)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription	9/9/2019	263	46	346	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription	9/9/2019	46	-	56	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription	9/9/2019	859	-	387	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	42	-	51	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	247	-	324	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/2021	785	-	353	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas	12/18/2019	581,119	581	1,567	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications	6/9/2021	200,000	467	526	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications	6/9/2021	88,946	208	234	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing	6/9/2021	139	150	246	(7)(12)(18)
Carestream Health, Inc.	Warrant	Healthcare & Pharmaceuticals	5/8/2020	33	-	-	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)	10/28/2020	36,342	-	528	(7)(12)(13)(18)(21)
Coastal Screen and Rail, LLC	Preferred Stock	Construction & Building	6/9/2021	150,000	418	388	(7)(12)(18)
EJF Investments Ltd.	Preferred Equity	Banking, Finance, Insurance & Real Estate	6/17/2020	1,000,000	1,256	1,616	(3)(18)
Everyware Global, Inc.	Common	Consumer goods: Durable	10/28/2020	1,085,565	346	706	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense	6/9/2021	1,938	280	243	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment	2/2/2007	1,500,000	1,500	1,172	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications	10/28/2020	121,871	866	-	(7)(12)(13)(18)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries	6/9/2021	131,081	4,316	5,443	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business	6/9/2021	250,000	1,264	1,464	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining	6/9/2021	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries	3/31/2019	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment	2/11/2022	2,749,997	4,261	4,069	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable	10/28/2020	912,865	279	339	(6)(7)(12)(18)
Ravn Air Liquidation Trust	Equity	Aerospace and Defense	10/1/2021	1,049	200	46	(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals	3/26/2014	10,000	1,000	492	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business	6/9/2021	100,000	43	40	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business	6/9/2021	105	63	84	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business	6/9/2021	10	159	436	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business	6/9/2021	185	425	731	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas	8/28/2014	49,000	6,229	-	(7)(8)(12)(18)
VTK Acquisition, Inc.	Common Stock	Common Stock	6/9/2021	90	251	370	(7)(12)(17)(18)(21)
World Business Lenders, LLC	Common Stock	Common Stock	6/9/2021	49,209	-	-	(12)(18)
Total Equities (8% of net asset value at fair value)					$24,637	$22,633

See accompanying notes to unaudited consolidated financial statements.

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2013- 1 Ltd.	Subordinated Securities, effective interest 0%	CLO Fund Securities	1/27/28	23.3%	6/4/13	$3,658	$1,092	(3)(12)
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 13.7%	CLO Fund Securities	4/20/30	22.2%	5/6/14	9,624	3,757	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,546	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 13.9%	CLO Fund Securities	10/27/31	24.8%	9/27/18	8,651	6,187	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 89.3%	CLO Fund Securities	11/1/28	6.8%	10/10/13	1,292	1,228	(3)(12)
JMP Credit Advisors CLO IV Ltd.	Subordinated Securities, effective interest 9.64%	CLO Fund Securities	7/17/29	57.2%	10/22/21	8,528	7,549	(3)(12)
JMP Credit Advisors CLO V Ltd.	Subordinated Securities, effective interest 13.6%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,798	9,244	(3)(12)
Total CLO Fund Securities (10% of net asset value at fair value)						$51,163	29,057

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,414	$22,023	(8)(12)
BCP Great Lakes Holdings LP	Joint Ventures	24.0%	12/11/18	$37,891	38,194	(9)(16)(17)(20)
Total Joint Venture (22% of net asset value at fair value)				$65,305	$60,217

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/2019	$31	$23	(12)(19)
Coastal Screen and Rail, LLC	Derivatives	Construction & Building	6/9/21	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$23

Total Investments[4] (194% of net asset value at fair value)				$623,690	$568,011

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2022 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2022. As noted in the table above, 76.6% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of March 31, 2022 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $642.7 million. The aggregate gross unrealized appreciation is approximately $50.2 million, the aggregate gross unrealized depreciation is approximately $31.1 million, and the net unrealized depreciation is approximately $19.0 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 83.6% of the total assets at March 31, 2022.
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
(9)
Non-voting.

See accompanying notes to unaudited consolidated financial statements.

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
(13)
As of March 31, 2022, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of March 31, 2022:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$23

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150	400,000	8/31/2022	$-
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

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

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

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2021 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2021. As noted in the table above, 74.8%(based on par) of debt securities contain floors which range between 0.50% and 2.00%.
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

See accompanying notes to unaudited consolidated financial statements.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months Ended March 31
	2022(4)	2021(4)
Per Share Data:
Net asset value, at beginning of period	$28.88	$28.77
Net investment income(1)	0.82	1.09
Net realized gains (losses) from investments(1)	(0.57)	(0.68)
Net change in unrealized (depreciation) appreciation on investments(1)	0.22	0.90
Realized gains (losses) from extinguishment of debt(1)	—	(0.24)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(0.05)
Net (decrease) increase in net assets resulting from operations	0.42	1.07
Net decrease in net assets resulting from distributions	(0.63)	(0.60)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.09	-
Net asset value, end of period	$28.76	$29.24
Total net asset value return(2)	2.3%	3.7%
Total market return(3)	0.3%	16.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$24.76	$19.10
Per share market value at end of period	$24.18	$21.60
Shares outstanding at end of period	9,676,705	7,519,514
Net assets at end of period	$278,301	$219,855
Portfolio turnover rate(5)	7.0%	16.8%
Asset coverage ratio	178%	170%
Ratio of net investment income to average net assets (annualized)	11.5%	15.1%
Ratio of total expenses to average net assets (annualized)(7)	13.1%	18.5%
Ratio of interest expense to average net assets (annualized)	4.9%	6.2%
Ratio of non-interest expenses to average net assets (annualized)(7)	8.3%	12.3%
(1)
Based on weighted average number of common shares outstanding-basic for the period.
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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements
(7)
Incentive fees earned during the three months ended March 31, 2022 were approximately $1.7 million, none of which was waived pursuant to the Externalization Agreement. For the three months ended March 31, 2021, incentive fees earned were approximately $2.1 million, none of which were waived.

See accompanying notes to unaudited consolidated financial statements.

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

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The F3C Joint Venture may originate loans from time to time and sell them to the fund capitalized by the F3C Joint Venture.

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2022, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

GARS Transaction

On October 28, 2020 the Company completed its acquisition of Garrison Capital Inc., a publicly traded BDC (“GARS”, and such transaction, the “GARS Acquisition”). To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020 (the "GARS Merger Agreement"), each share of common stock, par value $0.001 per share, of GARS (the "GARS Common Stock") issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC, Great Lakes Portman Ridge Funding, LLC and HCAP ICC, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings, LLC and HCAP Equity Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2022, the Company provided approximately $57.4 million to portfolio companies. Approximately $8.5 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2022, the Company held loans it has made to 95 investee companies with aggregate principal amounts of approximately $483.3 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months ended March 31, 2022 and 2021, the Company did not recognize any fee income from such or similar activities.

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

Foreign Currency Translations

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2022, six of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net increase (decrease) in net assets resulting from operations	$4,058	$8,037
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,698,099	7,517,453
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations(1)	$0.42	$1.07
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$394,552	$395,062	69	$361,556	$364,701	66
Junior Secured Loan	69,795	60,976	11	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	24,637	22,633	4	26,680	22,586	4
CLO Fund Securities	51,163	29,057	5	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	65,305	60,217	11	64,365	60,474	11
Derivatives	31	23	-	31	(2,412)	-
Total	$623,690	$568,011	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)	March 31, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,733	$10,562	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	11,783	11,806	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	44,955	46,640	8	41,487	42,858	8
Beverage, Food and Tobacco	10,629	10,642	2	5,511	5,625	1
Capital Equipment	14,910	14,005	3	14,387	10,620	2
Chemicals, Plastics & Rubber	12,718	12,960	2	12,692	12,969	2
CLO Fund Securities	51,163	29,057	5	51,561	31,632	6
Construction & Building	10,559	10,926	2	8,966	9,501	2
Consumer goods: Durable	25,306	24,134	4	25,151	24,831	5
Consumer goods: Non-durable	4,176	4,194	1	4,162	4,197	1
Containers, Packaging and Glass	2,774	2,637	0	2,780	2,570	1
Electronics	10,697	11,175	2	10,623	11,089	2
Energy: Oil & Gas	7,298	1,610	0	7,921	2,355	0
Environmental Industries	4,315	5,443	1	4,315	4,200	1
Finance	12,022	12,036	2	10,916	10,912	2
Forest Products & Paper	1,584	1,302	0	1,583	1,271	0
Healthcare, Education and Childcare	9,769	9,720	2	9,783	9,752	2
Healthcare & Pharmaceuticals	54,331	46,519	8	71,696	62,275	11
High Tech Industries	62,483	61,862	11	58,803	58,715	11
Hotel, Gaming & Leisure	9,906	9,872	2	4,906	4,898	1
Joint Ventures	65,305	60,217	11	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	8,355	9,837	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	246	0	150	246	0
Media: Broadcasting & Subscription	12,344	13,787	2	12,407	13,255	2
Media: Diversified & Production	11,088	11,190	2	6,272	6,365	1
Metals & Mining	15,597	14,117	3	15,342	13,647	3
Retail	10,799	11,338	2	6,144	6,775	1
Services: Business	72,942	74,772	13	76,071	77,798	14
Services: Consumer	8,394	8,385	2	990	990	0
Telecommunications	8,488	7,759	1	7,521	6,675	1
Textiles and Leather	12,544	11,476	2	12,496	11,095	2
Transportation: Consumer	7,782	7,785	1	7,795	7,837	1
Total	$623,690	$568,011	100%	$605,396	$547,573	100%
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

At March 31, 2022 and December 31, 2021, the total amount of non-qualifying assets was approximately 16.4% and 15.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 9.1% and 9.3% respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 4.4% and 4.9% of its total assets on such dates, respectively.

Investments in CLO Fund Securities

The Company has made non-controlling investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Funds securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the CLO Funds less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

In January 2021, the Company sold $10.1 million notional amount of the subordinated notes of Catamaran 2016-1 for $3.3 million.

Affiliate Investments:

The following table details investments in affiliates at March 31, 2022 (unaudited):

($ in thousands)	Industry Classification	Fair Value of December 31, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of March 31, 2022	Principal / Shares at March 31, 2022	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	256	-	-	-	(14)	-	243	1,938	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	4,261	(192)	-	4,069	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	1,750	-	-	-	-	1,750	1,750	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	23,062	-	-	-	(1,039)	-	22,023	27,220	-	1,163
Total controlled affiliates		23,361	1,750	-	4,261	(1,245)	-	28,128		-	1,163

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	37,412	940	-	-	(159)	-	38,194	37,891	-	945
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	677	(742)	-	-	(147)	212	-	-	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,612	-	-	-	(148)	-	1,464	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	12,280	256	(10)	-	229	-	12,754	14,331	357	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	492	-	-	-	34	-	526	200,000	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	219	-	-	-	15	-	234	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	336	-	-	-	395	-	731	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	201	-	-	-	235	-	436	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,160	-	51	-	(40)	-	5,171	5,460	-	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	1,531	-	33	-	(33)	-	1,531	1,536	26	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	2,598	-	107	-	(107)	-	2,598	2,625	54	-
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	535	-	-	-	(165)	-	370	90	-	-
Navex Topco, Inc.(2)(5)	Electronics	7,609	-	21	-	15	-	7,645	7,700	137	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,480	-	1	-	(6)	-	3,475	3,500	70	-
Total Non-controlled affiliates		74,142	454	203	-	118	212	75,129		644	945

Total Affiliated Investments		$97,503	$2,204	$203	$4,261	$(1,127)	$212	$103,257		$644	$2,108
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

Investments in Joint Ventures

For the three months ended March 31, 2022 and 2021, the Company recognized $2.1 million and $2.0 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $60.2 million and $60.5 million, respectively.

KCAP Freedom 3 LLC

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The fund capitalized by the F3C Joint Venture invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for the fund.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of March 31, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	34,341	35,841
Total Assets	$34,341	$35,841
Total Liabilities	$164	$164
Total Equity	34,177	35,677
Total Liabilities and Equity	$34,341	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment income	$1,742	$1,535
Operating expenses	2	16
Net investment income	1,740	1,519
Unrealized appreciation on investments	(1,523)	1,766
Net income	$217	$3,285

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 17.1%, 12/29 maturity	100.0%	$40,870	$34,341
Total Investments			$40,870	$34,341
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

December 31, 2021

($ in thousands)

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2022 and December 31, 2021 was $38.2 million and $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2022 and December 31, 2021, the Company has a $12.1 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2022 (unaudited) and December 31, 2021, respectively:

	As of March 31, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	-	49,102	406,979	-	456,081
Equity securities	1,617	-	21,016	-	22,633
CLO Fund securities	-	-	29,057	-	29,057
Joint Ventures	-	-	22,023	38,194	60,217
Derivatives	-	-	23	-	23
Total	$1,617	$49,102	$479,098	$38,194	$568,011

	As of December 31, 2021
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	—	42,861	392,432	—	435,293
CLO Fund securities	—	—	31,632	—	31,632
Equity securities	1,594	—	20,992	—	22,586
Joint Ventures	—	—	23,062	37,412	60,474
Derivatives	—	—	(2,412)	—	(2,412)
Total	$1,594	$42,861	$465,706	$37,412	$547,573

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at March 31, 2022 and December 31, 2021 was $38.2 million and $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Three Months Ended March 31, 2022
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2021	$392,432	$20,992	$31,632	$23,062	$(2,412)	$465,706
Transfers out of Level III¹	(11,239)	-	-	-	-	(11,239)
Transfers into Level III²	9,432	-	-	-	-	9,432
Net accretion	3,282	-	1,634	-	-	4,916
Purchases	53,926	-	-	-		53,926
Sales/Paydowns/Return of Capital	(38,627)	(2,257)	(2,032)	-	2,088	(40,828)
Total realized gain (loss) included in earnings	(3,671)	212	-	-	(2,095)	(5,554)
Change in unrealized gain (loss) included in earnings	1,444	2,069	(2,177)	(1,039)	2,442	2,739
Balance, March 31, 2022	$406,979	$21,016	$29,057	$22,023	$23	$479,098
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(2,752)	$2,216	$(2,177)	$(1,039)	$14	$(3,737)
(1)
Transfers out of Level III represent a transfer of $11.2 million relating to debt securities and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2022.
(2)
Transfers into Level III represent a transfer of $9.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2022.

	Three Months Ended March 31, 2021
	Debt Securities	Equity Securities	CLO Fund Securities	Asset Manager Affiliate	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245	$12,537	$19,583	$-	$19,749	$(1,109)	$385,005
Transfers out of Level III¹	(14,475)	-	-	-	-	-	(14,475)
Transfers into Level III²	7,493	-	-	-	-	-	7,493
Net accretion	4,738	-	617	-	-	-	5,355
Purchases	30,244	-	-	-	-	-	30,244
Sales/Paydowns/Return of Capital	(54,152)	(570)	(5,757)	-	-	(440)	(60,919)
Total realized gain (loss) included in earnings	1,272	(73)	(5,323)	-	-	440	(3,684)
Change in unrealized gain (loss) included in earnings	(2,049)	1,351	6,902	-	791	(474)	6,521
Balance, March 31, 2021	$307,316	$13,245	$16,021	$-	$20,540	$(1,583)	$355,539
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$4,528	$1,351	$6,902	$-	$791	$(474,345)	$13,098
(1)
Transfers out of Level III represent a transfer of $14.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2021.
(2)
Transfers into Level III represent a transfer of $7.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $49.1 million and $42.9 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$23,708	Enterprise Value	Average EBITDA Multiple	0.3x-8.0x (2.2x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	374,392	Income Approach	Implied Discount Rate	0%-25.7% (9.5%)
	8,879	Recent Transaction	Implied Discount Rate	05.5%-15.3% (12.7%)
	19,449	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.5x (4.4x)
Equity Securities			Recovery Rate	0.9x-0.9x (0.9x)
	1,567	Income Approach	Implied Discount Rate	15.0%-15.0% (15.0%)
			Discount Rate	14.5%-16.0% (15.3%)
			Probability of Default	2.5%-3.0% (2.8%)
CLO Fund Securities	29,057	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.8%-16.0% (15.4%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	22,023	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	23	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$479,098
(1)
The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where Portman Ridge’s analysis ascribes no residual value to a portfolio company’s equity, Portman Ridge typically elects to mark its position at a nominal amount to account for the investment’s option value.
(2)
The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$24,513	Enterprise Value	Average EBITDA Multiple	0.0x-8.0x (4.3x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	367,919	Income Approach	Implied Discount Rate	0%-26.8% (8.9%)
	$12,874	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.5x (8.7x)
Equity Securities			Recovery Rate Multiple	0.0x-0.0x (0.0x)
	8,118	Income Approach	Implied Discount Rate	10.7%-18.8% (17.2%)
			Discount Rate	13.0%-20.1% (16.6%)
			Probability of Default	1.5%-2.0% (1.8%)
CLO Fund Securities	31,632	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.5%-16.0% (15.3%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	23,062	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(2,412)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$465,706
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

The following table details derivative investments at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(2)	$8	$23	$-	$14
Put option(2)	150	-	-	-
Securities Swap and Option Agreement(1)	-	-	(2,095)	$2,422
Total	$158	$23	$(2,095)	$2,435
(1) Net amount included in the derivative caption on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) (1)	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$10	$-	$(2)
Put option	150	-	-	-
Securities Swap and Option Agreement	5,500	(2,422)	880	(1,301)
Total	$5,658	$(2,412)	$880	$(1,303)
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

The Board, including a majority of independent directors will oversee and monitor the Company’s investment performance and annually reviews the compensation we pay to the Adviser.

Management fees for the three months ended March 31, 2022 and 2021, were approximately $2.1 million and $1.8 million, respectively. Incentive fees earned during the three months ended three months ended March 31, 2022 and 2021 were approximately $1.7 million and $2.1 million, respectively, none of which were waived pursuant to the Externalization Agreement.

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

The Company incurred $847 thousand and $613 thousand, respectively, of Administrative services expense for the three months ended March 31, 2022 and 2021.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	March 31, 2022	December 31, 2021

2018-2 Secured Notes (net of discount of: 2022 - $1,358; 2021 - $1,403)	$162,504	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $2,046; 2021 - $2,157; net of deferred financing costs of: 2022 - $977; 2021 - $951)	104,977	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $640; 2021 - $732)	79,930	79,839
	$347,411	$347,191

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2022 was 3.2% and 5.2 years, respectively, and as of December 31, 2021 were 3.2% and 5.4 years, respectively.

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

In connection with the issuance of the 4.875% Notes Due 2026, (including the New Notes) the Company incurred approximately $2.43 million of original issue discount, and $1.2 million of debt offering costs, both of which were being amortized over the expected term of the facility on an effective yield method.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $2.0 million and unamortized offering costs of approximately $977 thousand as of March 31, 2022. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.0 million at March 31, 2022. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% Notes Due 2022). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 was paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%.

For the three months ended March 31, 2021, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million.

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

Revolving Credit Facility

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

At March 31, 2022, GLPRF LLC was in compliance with all of its debt covenants and $80.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $79.9 million at March 31, 2022 and categorized as Level III under the ASC 820 Fair Value Hierarchy

For the three months ended March 31, 2022 and 2021 interest and fees expense related to the Revolving Credit Facility was approximately $3.0 million and $1.7 million, respectively.

2018-2 Secured Notes

($ in thousands)
March 31, 2022	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$11,487	$11,580	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,233	78,932	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$162,504	$163,862
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

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of March 31, 2022 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of March 31, 2022. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of March 31, 2022, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
March 31, 2022(8)	352,434	1,775	—	N/A
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
(8)
As of March 31, 2022, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $80,571 and 2018-2 Secured Notes of $163,863.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021

Net (decrease) increase in net assets resulting from operations	$4,058	$8,037
Subsidiary Tax Provision	440	$-
Net change in unrealized depreciation (appreciation) from investments	(2,143)	(6,745)
Net realized losses	5,553	6,920
Book/tax differences on CLO equity investments	398	839
Book/tax differences related to mergers and partnership investments	28	(4,899)
Other book/tax differences	230	(514)
Taxable income before deductions for distributions	$8,564	$3,638
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$0.88	$0.48
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2022, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2022, the Company had a net capital loss carryforward of $384.9 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ended March 31, 2022, the taxable subsidiaries’ activity resulted in a provision for income taxes of $440 thousand. As of March 31, 2022, the taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and of $2.3 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2022 and December 31, 2021, the Company had $39.2 million and $47.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2022 and December 31, 2021, the Company had a $12.1 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of March 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	March 31, 2022
American Academy Holdings, LLC	Delayed Draw Term Loan	$517
Accordion Partners LLC	Delayed Draw Term Loan	2,450
Accordion Partners LLC	Revolver	2,500
Analogic Corporation	Revolver	58
Anthem Sports & Entertainment Inc.	Revolver	583
Appfire Technologies, LLC	Delayed Draw Term Loan	2,846
BCP Great Lakes Holdings LP	Joint Venture	12,109
Bradshaw International Parent Corp.	Revolver	922
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	1,000
AMCP Pet Holdings, Inc.	Revolving Loan	138
Bristol Hospice	Delayed Draw Term Loan	129
Global Integrated Flooring Systems Inc.	Revolver	29
Centric Brands Inc.	Revolver	467
Critical Nurse Staffing, LLC	Revolver	2,000
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Datalink, LLC	Delayed Draw Term Loan (First Lien)	525
H.W. Lochner, Inc.	Revolver	2,999
Keg Logistics LLC	Revolver	872
Premier Imaging, LLC	Delayed Draw Term Loan	1,498
Luminii LLC	Revolver	172
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	302
TLE Holdings, LLC	Delayed Draw Term Loan	2
TA/WEG Holdings, LLC	Delayed Draw Term Loan	3,039
TA/WEG Holdings, LLC	Revolver	376
Total Unfunded Portfolio Company Commitments		$39,211

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022
($ in thousands)	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2022	$97	$733,095	$(453,070)	$280,122
Net investment income	-	-	7,908	7,908
Net change in unrealized appreciation on investments	-	-	2,143	2,143
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(5,553)	(5,553)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(440)	(440)
Distributions to Stockholders	-	-	(6,111)	(6,111)
Reinvested Dividends	-	338	-	338
Stock-repurchase	-	(545)	-	(545)
Private placement and other	-	439	-	439
Balance, March 31, 2022	$97	$733,327	$(455,123)	$278,301

	For the Three Months Ended March 31, 2021
($ in thousands)	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$752	$638,460	$(422,947)	$216,265
Net investment income	—	—	8,213	8,213
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(6,921)	(6,921)
Net change in unrealized appreciation on investments	-	-	6,745	6,745
Distributions to Stockholders	-	-	(4,510)	(4,510)
Reinvested Dividends	-	63	-	63
Balance at March 31, 2021	$752	$638,523	$(419,420)	$219,855
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and capital in excess of par value have been adjusted retroactively to reflect the split for all periods presented.

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2022 and 2021, the Company issued 14,493 and 3,091, shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2022 and December 31, 2021 was 9,676,705 and 9,699,695, respectively. The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the share amounts above have been adjusted to reflect the split.

During the three months ended March 31, 2022, the Company repurchased 22,990 shares under the Stock Repurchase Program at an aggregate cost of approximately $545 thousand. There were no share repurchases during the first quarter of 2021.

10. ACQUISITIONS OF GARRISON CAPITAL INC. AND HARVEST CAPITAL CREDIT CORPORATION

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

11. SUBSEQUENT EVENTS

On May 10, 2022, our Board declared a cash distribution of $0.63 per share of common stock. The distribution is payable on June 7, 2022 to stockholders of record at the close of business as of May 24, 2022.

On April 29, 2022, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement replaces three-month SOFR as the benchmark interest rate and reduces the applicable margin to 2.80% per annum from 2.85% per annum. Other amendments include the extension of the reinvestment period and scheduled termination date to April 29, 2025 and April 29, 2026, respectively.

The Company has evaluated events and transactions occurring subsequent to March 31, 2022 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

We originate, structure, and invest in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the “Debt Securities Portfolio”). We also invest in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time we may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with our debt investments.

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

In accordance with the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020 (the “GARS Merger Agreement”), each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31. In connection with the closing of the GARS Acquisition, the Board approved an increase in the size of the Board from seven members to nine members, and appointed each of Matthew Westwood and Joseph Morea to serve on the Board.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2022 (unaudited) and for the year ended December 31, 2021 was as follows:

($ in thousands)	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2020 2021 Activity:	404,861	19,583	13,945	-	49,349	(1,109)	486,629
Purchases / originations / draws	309,363	18,077	9,002	-	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(11,675)	(4,740)	-	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	4,754	-	-	-	-	32,303
Net realized gains (losses)	2,361	(5,323)	(2,176)	-	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,216	6,555	-	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021 2022 Activity:	435,293	31,632	22,586	-	60,474	(2,412)	547,573
Purchases / originations / draws	58,762	-	4,262	-	940	-	63,964
Pay-downs / pay-offs / sales	(38,797)	(2,032)	(6,517)	-	-	2,088	(45,258)
Net accretion of interest	3,508	1,634	-	-	-	-	5,142
Net realized gains (losses)	(3,670)	-	212	-	-	(2,095)	(5,553)
Increase (decrease) in fair value	985	(2,177)	2,090	-	(1,197)	2,442	2,143
Fair Value at March 31, 2022	$456,081	$29,057	$22,633	$-	$60,217	$23	$568,011

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

The following table shows the Company’s portfolio by security type at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$394,552	$395,062	69	$361,556	$364,701	66
Junior Secured Loan	69,795	60,976	11	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	24,637	22,633	4	26,680	22,586	4
CLO Fund Securities	51,163	29,057	5	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	65,305	60,217	11	64,365	60,474	11
Derivatives	31	23	-	31	(2,412)	-
Total	$623,690	$568,011	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2022 and December 31, 2021, were as follows:

($ in thousands)	March 31, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,733	$10,562	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	11,783	11,806	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	44,955	46,640	8	41,487	42,858	8
Beverage, Food and Tobacco	10,629	10,642	2	5,511	5,625	1
Capital Equipment	14,910	14,005	3	14,387	10,620	2
Chemicals, Plastics & Rubber	12,718	12,960	2	12,692	12,969	2
CLO Fund Securities	51,163	29,057	5	51,561	31,632	6
Construction & Building	10,559	10,926	2	8,966	9,501	2
Consumer goods: Durable	25,306	24,134	4	25,151	24,831	5
Consumer goods: Non-durable	4,176	4,194	1	4,162	4,197	1
Containers, Packaging and Glass	2,774	2,637	0	2,780	2,570	1
Electronics	10,697	11,175	2	10,623	11,089	2
Energy: Oil & Gas	7,298	1,610	0	7,921	2,355	0
Environmental Industries	4,315	5,443	1	4,315	4,200	1
Finance	12,022	12,036	2	10,916	10,912	2
Forest Products & Paper	1,584	1,302	0	1,583	1,271	0
Healthcare, Education and Childcare	9,769	9,720	2	9,783	9,752	2
Healthcare & Pharmaceuticals	54,331	46,519	8	71,696	62,275	11
High Tech Industries	62,483	61,862	11	58,803	58,715	11
Hotel, Gaming & Leisure	9,906	9,872	2	4,906	4,898	1
Joint Ventures	65,305	60,217	11	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	8,355	9,837	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	246	0	150	246	0
Media: Broadcasting & Subscription	12,344	13,787	2	12,407	13,255	2
Media: Diversified & Production	11,088	11,190	2	6,272	6,365	1
Metals & Mining	15,597	14,117	3	15,342	13,647	3
Retail	10,799	11,338	2	6,144	6,775	1
Services: Business	72,942	74,772	13	76,071	77,798	14
Services: Consumer	8,394	8,385	2	990	990	0
Telecommunications	8,488	7,759	1	7,521	6,675	1
Textiles and Leather	12,544	11,476	2	12,496	11,095	2
Transportation: Consumer	7,782	7,785	1	7,795	7,837	1
Total	$623,690	$568,011	100%	$605,396	$547,573	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.1% and 8.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at March 31, 2022 was spread across 30 different industries and 116 different entities with an average par balance per entity of approximately $3.3 million. As of March 31, 2022, six of our investments were on non-accrual status. As of December 31, 2021, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At March 31, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 16.4% and 15.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 9.1% and 9.3%, of the total assets as of March 31, 2022 and December 31, 2021, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 4.4% and 4.9% of total assets on such dates, respectively.

Asset Manager Affiliates

As of March 31, 2022, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of March 31, 2022, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2022 and December 31, 2021, we had approximately $29.1 million and $31.6 million, respectively, invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)			March 31, 2022		December 31, 2021
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	3,658	1,092	4,198	1,779
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,624	3,757	9,679	4,278
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,546	-	2,549	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	8,651	6,187	8,694	6,314
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,292	1,228	1,147	1,258
JMP CLO IV Junior Sub Note	Subordinated Notes	57.2	8,528	7,549	8,530	8,105
JMP CLO V Junior Sub Note	Subordinated Notes	57.2	10,798	9,244	10,698	9,898
Total			$51,163	$29,057	$51,561	$31,632
(1)
Represents percentage of class held at March 31, 2022.

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

Investment in Joint Ventures

KCAP Freedom 3 LLC

During the third quarter of 2017, we and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The fund capitalized by the F3C Joint Venture invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for the fund.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of March 31, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	34,341	35,841
Total Assets	$34,341	$35,841
Total Liabilities	$164	$164
Total Equity	34,177	35,677
Total Liabilities and Equity	$34,341	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment income	$1,742	$1,535
Operating expenses	2	16
Net investment income	1,740	1,519
Unrealized appreciation on investments	(1,523)	1,766
Net income	$217	$3,285

KCAP Freedom 3 LLC

Schedule of Investments

March 31, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 17.1%, 12/29 maturity	100.0%	$40,870	$34,341
Total Investments			$40,870	$34,341
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

December 31, 2021

($ in thousands)

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

BCP Great Lakes Partnership

BCP Great Lakes Fund LP (the “BCP Great Lakes Partnership”) has invested in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Great Lakes Joint Venture” and together with the F3C Joint Venture, the “Joint Ventures”). We are a limited partner in the BCP Great Lakes Partnership and do not have any direct or indirect voting interests in the Great Lakes Joint Venture, and treat the investment as a joint venture since an affiliate of our Adviser manages BCP Great Lakes Holdings LP and controls a 50% voting interest in the Great Lakes Joint Venture. The investment strategy of BCP Great Lakes Funding, LLC is to underwrite and hold senior, secured unitranche loans made to middle-market companies. We do not pay any advisory fees in connection with our investment in the BCP Great Lakes Partnership.

The fair value of our investment in the BCP Great Lakes Partnership at March 31, 2022 and December 31, 2021 was $38.2 million and $37.4 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of March 31, 2022 and December 31, 2021, we have a $12.1 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2022 and 2021.

Revenue

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$12,667	$14,470
Non-controlled affiliated investments	591	233
Total interest income	13,258	14,703
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,126	1,132
Non-controlled affiliated investments	256	-
Total payment-in-kind interest	1,382	1,132
Dividend income:
Non-controlled affiliated investments	945	814
Controlled affiliated investments	1,163	1,226
Total dividend income	2,108	2,040
Fees and other income	196	430
Total investment income	16,944	18,305
Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended March 31, 2022 and 2021, was approximately $16.9 million and $18.3 million respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended March 31, 2022 and 2021 approximately $13.0 million and $15.2 million, respectively, investment income was attributable to interest income on our Debt Securities Portfolio.

At March 31, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.1% and 8.1%, respectively.

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

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest from investments in debt excluding accretion	$9,812	$9,237
Purchase discount accounting	1,812	4,849
PIK Investment Income	1,382	1,132
CLO Income	1,634	617
JV Income	2,108	2,040
Service Fees	196	430
Investment Income	16,944	18,305
Less : Purchase discount accounting	(1,812)	(4,849)
Core Investment Income	15,132	13,456

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

Investment Income on Investments in CLO Fund Securities. For the three months ended March 31, 2022 and 2021, approximately $1.6 million and $617 thousand, respectively, of investment income was attributable to investments in CLO Fund Securities. During the year ended December 31, 2021, we acquired two additional investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended March 31, 2022 and 2021,we recognized $2.1 million and $2.0 million, respectively, in investment income from our investments in Joint Ventures. As of March 31, 2022 and December 31, 2021, the fair value of our investments in Joint Ventures was approximately $60.2 million and $60.5 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended March 31, 2022 and 2021, approximately $196 thousand and $430 thousand of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
EXPENSES
Management fees	$2,135	$1,793
Performance-based incentive fees	1,678	2,094
Interest and amortization of debt issuance costs	3,344	3,380
Professional fees	845	1,494
Administrative services expense	847	613
Other general and administrative expenses	187	718
Total expenses	9,036	10,092

We are externally managed and no longer have any employees. However, in connection with the Advisory Agreement, we pay the Adviser certain investment advisory fees and reimburse the Adviser and Administrator for certain expenses incurred in connection with the services they provide. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2022 and 2021 were approximately $2.1 million and $1.8 million, respectively. Incentive fees for the three months ended March 31, 2022 and 2021 were approximately $1.7 million and $2.1 million, respectively, none of which were waived. See “The Externalization” above.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended March 31, 2022 and 2021, interest expense and amortization on debt issuance costs and discount for the period was approximately $3.3 million and $3.4 million, respectively, on average debt outstanding of $350.1 million and $344.0 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended March 31, 2022 and 2021 were approximately $9.0 million and $10.1 million, respectively.

For the three months ended March 31, 2022 and 2021, professional fees totaled approximately $845 thousand and $1.5 million, respectively.

For the three months ended March 31, 2022 and 2021, administrative services expense was approximately $847 thousand and $613 thousand, respectively. The increase in administrative services expense for the three months ended March 31, 2022 in comparison to the prior year was primarily driven by the increase in assets under management.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $187 thousand and $718 thousand for the three months ended March 31, 2022 and 2021, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2022 net investment income and net realized gains were approximately $2.4 million, or $0.24 per share. For the three months ended March 31, 2021, net investment income and net realized losses were approximately $3.1 million, or $0.41 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2022, GAAP-basis net investment income was approximately $7.9 million or $0.82 per share, while tax-basis distributable income was approximately $8.6 million or $0.88 per basic share. For the three months ended March 31, 2021, GAAP-basis net investment income was approximately $8.2 million or $1.09 per share, while tax-basis distributable income was approximately $3.6 million or $0.48 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$829	$6,263
Non-controlled affiliated investments	117	331
Controlled affiliated investments	(1,245)	625
Derivatives	2,442	(474)
Total net unrealized gain (loss) from investment transactions	$2,143	$6,745

During the three months ended March 31, 2022, our total investments had net unrealized appreciation of approximately $2.1 million. Included in the net unrealized appreciation are unrealized depreciation on CLO Fund Securities of approximately $2.2 million, unrealized appreciation on equity securities of approximately $2.1 million, an unrealized depreciation of $1.2 million on our Joint Ventures investment, unrealized appreciation on our debt securities of $985 thousand, and unrealized appreciation of $2.4 million on our derivatives. During the three months ended March 31, 2021, our total investments had net unrealized appreciation of approximately $6.7 million. Included in the net unrealized depreciation are unrealized appreciation on CLO Fund Securities of approximately $6.9 million, unrealized appreciation on equity securities of approximately $1.3 million, an unrealized appreciation of $1.2 million on our Joint Ventures investment, unrealized depreciation on our debt securities of $2.2 million and unrealized depreciation of $0.5 million on our derivatives.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2022 was $4.1 million, or $0.42 per basic share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2021 was $8.0 million, or $1.07 per share.

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

As of March 31, 2022 and December 31, 2021 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	March 31, 2022	December 31, 2021
Cash and cash equivalents	$20,524	$28,919
Restricted Cash	63,094	39,421
Senior Secured Loan	395,062	364,701
Junior Secured Loan	60,976	70,549
Senior Unsecured Bond	43	43
Equity Securities	22,633	22,586
CLO Fund Securities	29,057	31,632
Asset Manager Affiliates	-	-
Joint Ventures	60,217	60,474
Derivatives	23	(2,412)
Total	$651,629	$615,913

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2022, we had approximately $352.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 180%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2022, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

Revolving Credit Facility

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

At March 31, 2022, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $80.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution [1]	Declaration Date	Record Date	Pay Date
2022:
First quarter	$0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$0.63
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, distribution amounts have been adjusted retroactively to reflect the split.

Stock Repurchase Program

On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”). Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the first quarter of 2022, the Company repurchased 22,990 of its shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $545 thousand. There were no share repurchases during the first quarter of 2021.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2022 and December 31, 2021, we had approximately $39.2 million and $47.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2022 and December 31, 2021, we had a $12.1 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2022:

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2022, six of our investments were on non-accrual status.

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

United States Federal Income Taxes

We have elected to be treated as a RIC and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intends to make the required distributions to0 our stockholders as specified therein. In order to qualify for tax treatment as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2022 , approximately 87% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 76.6% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2022, we had $352.4 million (par value) of borrowings outstanding at a current weighted average rate of 3.2%, of which $108.0 million par value had a fixed rate and $244.4 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2022 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,523	$3,167	$4,814
Decrease in interest rate	$746	$746	$746

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.2 million and $4.8 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% or 3% would result in an increase in net investment income of approximately $746 thousand. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the items noted below, there have been no material changes during fiscal 2021 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”),we did not engage in any sales of unregistered securities during the three months ended March 31, 2022, except as previously reported by us on our current reports on Form 8-K. We issued a total of 14,493 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three months ended March 31, 2022. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2022, the aggregate value of the shares of our common stock issued under our DRIP was approximately $338 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 1-March 31, 2020	12,155	$10.10	12,155	$9,877

April 1-June 30, 2020	25,390	$11.20	25,390	$9,593

July 1-September 30, 2020	35,896	$12.70	35,896	$9,137

October 1-December 31, 2020	-		-	$9,137

Total, December 31, 2020	73,441		73,441

March 11-March 31, 2021	-		-	$10,000

April 1-June 30, 2021	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$8,174

October 1-December 31, 2021	-		-	$8,174

Total, December 31, 2021	75,377		75,377

March 17-March 31, 2022	22,990	$23.72	22,990	$7,629

Total, March 31, 2022	22,990		22,990

Total	148,818		148,818
(1)
On March 5, 2020, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.
(2)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the shares purchased and average price per share have been adjusted retroactively to reflect the split.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 9, 2022, the Board of Directors unanimously expanded the size of the Board from 8 to 10 members and each of the individuals named below was appointed to the Board of Directors, and to the director class indicated across from her name, to fill the vacancies created by such expansion, with each to hold office until her successor is elected and qualified:

Name	Director Class
Jennifer Chou	Class II
Tricia Hazelwood	Class III

Each of Mses. Chou and Hazelwood accepted the appointment. Neither of Ms. Chou nor Ms. Hazelwood was appointed pursuant to any arrangement or understanding between such person and any other persons pursuant to which such person was selected as a director. As of the date of this report, neither of Ms. Chou nor Ms. Hazelwood is a party to and does not participate in any material plan, contract or arrangement (whether or not written) involving the Company. Further, neither of Ms. Chou nor Ms. Hazelwood, as applicable, and the Company have been involved in any transaction of the type described in Item 404(a) of Regulation S-K.

Item 6. Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the Exhibit A included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 ).

3.1.1	Certificate of Amendment to Certificate of Incorporation of Portman Ridge Finance Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

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

10.1

First Amendment to Loan and Security Agreement dated as of April 29, 2022 among Great Lakes Portman Ridge Funding LLC, the Lenders Party thereto, the Collateral Administrator, Collateral Agent, and Securities Intermediary Party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on May 5, 2022).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: May 10, 2022	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *