Form 10-Q
period 2022-06-30
Portman Ridge Finance Corp
filed 2022-08-09
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of common stock of the registrant as of August 8, 2022 was 9,599,856.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2022 - $506,773; 2021 - $479,153)	$485,800	$452,482
Non-controlled affiliated investments (amortized cost: 2022 - $72,114; 2021 - $74,082)	70,962	74,142
Controlled affiliated investments (cost: 2022 - $58,161; 2021 - $52,130)	24,719	23,361
Total Investments at Fair Value (cost: 2022 - $637,048; 2021 - $605,365)	581,481	549,985
Cash and cash equivalents	22,039	28,919
Restricted cash	21,991	39,421
Interest receivable	2,829	5,514
Receivable for unsettled trades	4,779	20,193
Due from affiliates	693	507
Other assets	18,997	3,762
Total Assets	$652,809	$648,301
LIABILITIES
2018-2 Secured Notes (net of discount of: 2022 - $1,314; 2021 - $1,403)	162,549	162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,933; 2021 - $2,157; net of deferred financing costs of: 2022 - $918; 2021 - $951)	105,149	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,244; 2021 - $732)	91,827	79,839
Derivative liabilities (cost: 2021 - $31)	-	2,412
Payable for unsettled trades	20,293	5,397
Accounts payable, accrued expenses and other liabilities	4,723	4,819
Accrued interest payable	2,452	2,020
Due to affiliates	891	1,799
Management and incentive fees payable	3,259	4,541
Total Liabilities	391,143	368,179
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,897,776 issued, and 9,599,856 outstanding at June 30, 2022, and 9,867,998 issued, and 9,699,695 outstanding at December 31, 2021	97	97
Capital in excess of par value	731,189	733,095
Total distributable (loss) earnings	(469,620)	(453,070)
Total Net Assets	261,666	280,122
Total Liabilities and Net Assets	$652,809	$648,301
NET ASSET VALUE PER COMMON SHARE (1)	$27.26	$28.88

(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$10,649	$17,443	$23,316	$31,913
Non-controlled affiliated investments	857	662	1,448	895
Total interest income	11,506	18,105	24,764	32,808
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,199	720	2,325	1,852
Non-controlled affiliated investments	73	24	329	24
Controlled affiliated investments	20	-	20	-
Total payment-in-kind income	1,292	744	2,674	1,876
Dividend income:
Non-controlled affiliated investments	1,005	1,114	1,950	1,927
Controlled affiliated investments	1,066	1,416	2,229	2,642
Total dividend income	2,071	2,530	4,179	4,569
Fees and other income	175	166	371	596
Total investment income	15,044	21,545	31,988	39,849
EXPENSES
Management fees	2,088	1,914	4,223	3,707
Performance-based incentive fees	1,169	2,300	2,847	4,393
Interest and amortization of debt issuance costs	3,889	3,527	7,233	6,907
Professional fees	879	696	1,724	2,190
Administrative services expense	822	718	1,669	1,332
Other general and administrative expenses	675	680	862	1,397
Total expenses	9,522	9,835	18,558	19,926
NET INVESTMENT INCOME	5,522	11,710	13,430	19,923
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	(14,109)	(2,028)	(17,779)	(7,223)
Non-controlled affiliated investments	118	(328)	330	(219)
Derivatives	-	-	(2,095)	-
Net realized gain (loss) on investments	(13,991)	(2,356)	(19,544)	(7,442)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	4,870	(1,430)	5,699	4,833
Non-controlled affiliated investments	(1,329)	1,257	(1,212)	1,588
Controlled affiliated investments	(3,428)	1,883	(4,673)	2,508
Derivatives	-	(220)	2,442	(694)
Net unrealized gain (loss) on investments	113	1,490	2,256	8,235
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(77)	-	(517)	-
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(13,955)	(866)	(17,805)	793
Realized gains (losses) on extinguishments of debt	-	-	-	(1,835)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,433)	$10,844	$(4,375)	$18,881
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share (1):
Basic and Diluted:	$(0.88)	$1.40	$(0.45)	$2.37
Net Investment Income Per Common Share (1):
Basic and Diluted:	$0.57	$1.51	$1.39	$2.50
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	9,634,870	7,747,169	9,666,298	7,974,361
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operations:
Net investment income	$13,430	$19,923
Net realized gains (losses) from investment transactions	(19,544)	(7,442)
Realized gains (losses) from extinguishments of debt	-	(1,835)
Net change in unrealized appreciation (depreciation) on investments	2,256	8,235
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(517)	-
Net increase (decrease) in net assets resulting from operations	(4,375)	18,881

Stockholder distributions:
Distributions of ordinary income	(12,175)	(9,104)
Net decrease in net assets resulting from stockholder distributions	(12,175)	(9,104)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	684	229
Stock repurchases	(3,004)	(380)
Private placement and other	414	42,714
Net increase (decrease) in net assets resulting from capital share transactions	(1,906)	42,563

Net assets at beginning of period	280,122	216,264
Net assets at end of period	$261,666	$268,604
Net asset value per common share (2)	$27.26	$29.28
Common shares outstanding at end of period (2)	9,599,856	9,174,077
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(4,375)	$18,881
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	19,544	7,442
Net change in unrealized (appreciation) depreciation from investments	(2,256)	(8,235)
Purchases of investments	(127,470)	(120,867)
Proceeds from sales and redemptions of investments	84,862	159,738
Net accretion of investments	(5,913)	(17,229)
Amortization of debt issuance costs	609	439
Realized (gains) losses on extinguishments of debt	-	1,835
Net payment-in-kind income	(2,674)	1,381
Cash consideration net of cash acquired from mergers	-	13,581
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	15,414	17,244
(Increase) decrease in interest and dividends receivable	2,685	(1,423)
(Increase) decrease in due from affiliates	(186)	(126)
(Increase) decrease in other assets	(15,235)	(5,385)
Increase (decrease) in payable for unsettled trades	14,896	1,370
Increase (decrease) in accrued interest payable	432	1,057
Increase (decrease) in management and incentive fees payable	(1,282)	773
Increase (decrease) in due to affiliates	(908)	552
Increase (decrease) in accounts payable and accrued expenses	(96)	4,945
Net cash (used in) provided by operating activities	(21,953)	75,973
FINANCING ACTIVITIES:
Debt issuance costs	(776)	(962)
Private placement and other	414	4,020
Stock repurchase program	(3,004)	(380)
Distributions to stockholders	(11,491)	(8,875)
Repurchase of 6.125% Notes Due 2022	-	(76,726)
Repayment of 2018-2 Secured Notes	-	(88,000)
Issuance of 4.875% Notes Due 2026	-	105,570
Borrowings from Revolving Credit Facilities	12,500	19,750
Net cash (used in) provided by financing activities	(2,357)	(45,603)
CHANGE IN CASH AND RESTRICTED CASH	(24,310)	30,369
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	68,340	82,903
CASH AND RESTRICTED CASH, END OF PERIOD	$44,030	$113,273
Amounts per balance sheet:
Cash and cash equivalents	$22,039	$65,655
Restricted cash	21,991	47,618
Total Cash and Restricted cash	$44,030	$113,273
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$2,848	$5,412
Reinvestment of distributions	$684	$229

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	7.7% Cash	L+5.50%	1.00%	9/24/27	9/24/21	9,723	9,596	9,687	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		1.00%	9/24/27	9/24/21	-	(18)	(9)	(7)(12)(13)(20)
Accordion Partners LLC	Revolver	Finance	7.3% Cash	L+5.50%	1.00%	9/24/27	9/24/21	2,750	2,675	2,732	(7)(12)(20)
Accurate Background, LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,977	2,764	2,895	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			4/14/27	4/14/22	13,347	13,347	13,046	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	6.2% Cash	L+5.00%		8/15/25	8/15/18	2,339	2,026	2,323	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	8.5% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,925	4,853	4,827	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	8.2% Cash	L+6.25%	1.00%	10/6/26	12/9/20	975	960	955	(7)(12)(20)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	7.0% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	2,929	2,889	2,875	(7)(12)(13)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	4,769	4,641	4,013	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	6.0% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	575	570	564	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	6.5% Cash	L+5.25%	1.00%	6/22/24	6/22/18	3,502	3,248	3,323	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	6.5% Cash	L+5.25%	1.00%	6/22/23	6/22/18	116	116	105	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	8.7% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,666	6,462	6,599	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	9.0% Cash + 2.3% PIK	L+6.75%		11/15/26	11/15/21	11,832	11,576	11,594	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	11.8% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	476	478	(7)(12)(20)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	7.2% Cash	L+5.50%	0.75%	7/21/27	7/21/21	3,176	3,142	3,020	(7)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	7.2% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,975	1,891	(7)(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	High Tech Industries	0.5% Cash		1.00%	3/9/27	10/1/21	-	(9)	(43)	(7)(12)(13)(20)
Appfire Technologies, LLC	Term Loan	High Tech Industries	7.6% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	3,134	3,129	3,087	(7)(12)(13)
BMC Acquisition, Inc.	Initial Term Loan	Banking, Finance, Insurance & Real Estate	6.6% Cash	L+5.25%	1.00%	12/28/24	12/8/20	2,692	2,691	2,649	(7)(12)(13)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	7.4% Cash	L+5.75%	1.00%	10/21/27	10/29/21	503	492	483	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	6.9% Cash	L+5.75%	1.00%	10/21/26	10/29/21	154	131	117	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	7.2% Cash	L+5.50%	1.00%	12/22/26	12/22/20	2,145	2,113	2,119	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.1% Cash	L+5.50%	1.00%	12/22/26	12/22/20	754	748	744	(7)(12)(13)(20)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	7.5% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,850	2,827	2,814	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,100	1,091	1,083	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	11/17/21	6,667	6,626	6,567	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	8.0% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,970	3,935	3,787	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	8.4% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,939	6,871	6,870	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	6.8% Cash	L+5.50%	1.00%	10/9/24	5/20/20	914	872	914	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.0% PIK			10/9/25	12/7/18	9,291	8,115	9,086	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	7.2% Cash + 1.5% PIK	L+5.50%	1.00%	7/16/23	1/11/21	466	466	466	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	8.7% Cash	L+7.00%	1.00%	7/16/23	1/11/21	462	462	462	(7)(12)(13)(20)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	7.2% Cash + 1.5% PIK	L+5.50%	1.00%	1/26/24	10/1/21	6,678	5,883	6,259	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			8/31/22	1/1/22	1,750	1,728	1,736	(7)(12)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.5% Cash	L+6.00%	1.00%	11/1/26	11/1/21	634	602	585	(7)(12)(13)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	7.3% Cash	L+6.00%	1.00%	11/1/26	11/1/21	8,206	8,082	8,098	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		1.00%	11/1/26	11/1/21	-	(35)	(26)	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	9.0% Cash	L+6.75%	1.00%	11/23/26	12/8/20	2,770	2,714	2,691	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Dodge Data & Analytics LLC	Term Loan	Construction & Building	7.6% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,500	1,479	1,458	(7)(12)(13)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	5.9% Cash	L+4.25%		7/30/25	12/23/19	818	818	802	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	6.2% Cash	L+4.50%		7/30/25	2/13/20	978	975	978	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	8.2% Cash	L+6.50%		12/14/25	12/7/18	2,310	2,069	2,237	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	6.7% Cash	L+5.00%	0.75%	10/6/28	3/22/22	6,983	6,803	6,857	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	6.5% Cash	L+4.75%	0.75%	2/25/26	3/18/22	5,000	4,970	4,596	(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	9.5% Cash	L+8.25%	1.25%	2/15/23	2/15/18	6,221	5,561	3,205	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	9.5% Cash	L+8.25%	1.00%	2/15/23	2/15/18	29	29	8	(7)(12)(20)
Grindr Capital LLC	Term Loan	Telecommunications	10.3% Cash	L+8.00%	1.50%	6/10/25	6/10/20	3,113	3,079	3,066	(7)(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/21	14,888	14,639	14,535	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/21	2,601	2,467	2,411	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	1,928	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	9.8% Cash	L+7.50%	1.00%	12/21/23	12/21/18	6,521	6,000	5,331	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	9.8% Cash	L+7.50%	1.00%	12/21/23	12/21/18	670	616	547	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	7.7% Cash	L+6.00%	1.00%	7/21/25	7/13/18	2,654	2,425	2,508	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	7.6% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,061	2,026	2,002	(3)(12)
Keeco, LLC	Term Loan	Consumer goods: Durable	9.5% Cash + 3.3% PIK	L+7.75%	1.75%	3/15/24	10/1/21	5,521	5,098	4,909	(7)(12)(13)
Keg Logistics LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,183	12,019	11,860	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	7.6% Cash	EURIBOR+6.00%	1.00%	11/23/27	11/23/21	174	161	151	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%		10/1/24	6/20/18	2,839	2,544	2,503	(7)(13)
Lucky Bucks Holdings LLC	Term Loan	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,315	5,222	4,863	(7)(12)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	6.3% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,874	4,791	4,581	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	6/1/18	7,026	6,723	6,952	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	6/1/18	343	329	338	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	7.8% Cash	L+5.50%	1.00%	4/1/27	9/21/20	3,724	3,253	3,391	(7)(12)(13)
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.1% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,653	5,517	5,525	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	8/11/28	8/11/21	-	(25)	(56)	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		2.25%	12/6/26	11/22/17	-	-	(2)	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	7.8% Cash	L+5.50%	1.00%	12/6/27	12/6/21	8,053	7,419	8,026	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	4.3% Cash + 3.7% PIK	L+3.25%	1.00%	9/28/24	2/4/22	6,151	5,724	5,637	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	4.9% Cash + 3.3% PIK	L+3.85%	1.00%	9/28/24	2/4/22	410	359	376	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	4.5% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	179	179	164	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	4.8% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	1/20/22	177	177	162	(7)(12)(13)
Monotype Imaging Holdings	First Lien Term Loan B	Services: Business	7.3% Cash	L+5.00%	0.75%	10/9/26	3/17/22	1,874	1,870	1,810	(7)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	7.2% Cash	L+5.50%	1.00%	7/26/23	7/26/18	6,397	6,058	6,353	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	7.6% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,953	6,888	6,856	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	7.6% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,901	2,903	2,860	(7)(12)(13)
Nasco Healthcare Inc.	Term Loan	Consumer goods: Non-durable	6.7% Cash	L+5.50%	1.00%	6/30/23	1/1/22	2,329	2,296	2,317	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	9.3% Cash	L+7.00%	1.00%	12/29/22	12/29/17	4,975	4,813	4,969	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	9.3% Cash	L+7.00%	1.00%	12/29/22	2/1/18	455	440	454	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	8.8% Cash	L+7.00%	1.00%	12/29/22	3/28/19	417	394	416	(7)(12)(13)(20)
Naviga Inc.	Term Loan	Services: Business	9.3% Cash	L+7.00%	1.00%	12/29/22	3/1/21	708	704	707	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	9.3% Cash	L+7.00%	1.00%	12/29/22	3/1/21	752	749	751	(7)(12)
Naviga Inc.	Term Loan	Services: Business	9.3% Cash	L+7.00%	1.00%	12/29/22	3/2/22	406	404	406	(7)(12)(13)
Netwrix Corporation	1st Lien TL	High Tech Industries	6.5% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	2,534	2,508	2,508	(7)(12)(13)
Netwrix Corporation	Delayed Draw Term Loan - 1st Lien	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(7)	(7)	(7)(12)(13)(20)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Netwrix Corporation	Delayed Draw Term Loan - 1st Lien	High Tech Industries			0.75%	6/9/29	6/9/22	-	-	-	(7)(12)(13)(20)
Netwrix Corporation	Revolver	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(11)	(11)	(7)(12)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			12/31/22	1/27/22	14,403	14,402	13,142	(7)(12)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	7.9% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,897	7,769	7,572	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/21/24	10/18/18	734	676	728	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/19/24	10/18/18	2,509	2,308	2,490	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/21/24	3/4/19	1,516	1,397	1,505	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,582	1,318	1,135	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,433	1,204	201	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,101	1,090	1,075	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% Cash			4/4/26	4/4/22	52	51	37	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% Cash			4/4/26	5/3/22	363	360	360	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	7.4% Cash	L+5.75%	1.00%	1/2/25	12/30/21	2,053	2,036	2,031	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.4% Cash	L+5.75%	1.00%	1/2/25	12/30/21	557	537	536	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	7.3% Cash	L+5.75%	1.00%	4/22/27	4/21/21	9,547	9,480	9,356	(7)(13)
Project Castle, Inc.	1st Lien TL	Transportation: Cargo	6.9% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	8,000	7,160	7,160	(7)(12)(13)
Project Leopard Holdings, Inc.	1st Lien TL	High Tech Industries	7.8% Cash	SOFR+5.25%	1.00%	6/15/29	6/15/22	8,000	7,440	7,440	(7)(12)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	7.0% Cash	L+4.75%	1.00%	8/3/24	12/23/19	2,772	2,767	2,703	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	7.5% Cash	L+6.25%	1.00%	7/18/25	7/18/18	5,435	4,693	5,225	(12)(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	5.9% Cash	L+4.25%		7/9/25	1/26/21	7,000	6,217	6,312	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	8.0% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,104	6,026	(7)(12)(13)
Reception Purchaser, LLC	1st Lien TL	Transportation: Cargo	8.2% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	1,995	1,966	1,965	(7)(12)(13)
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	6.8% Cash	L+4.50%	1.00%	11/1/24	3/21/22	995	946	911
South Street Securities Holdings, Inc	Initial Term Loan	Banking, Finance, Insurance & Real Estate	10.3% Cash	L+8.00%	1.00%	3/24/26	3/24/21	6,533	6,412	6,533	(7)(12)(13)
Sundance Holdings Group, LLC	Term Loan	Retail	8.1% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,328	5,853	6,319	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan A	Services: Business	11.1% Cash	L+10.00%		11/16/23	2/15/22	3,144	3,009	3,144	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan B	Services: Business	12.0% Cash + 2.0% PIK			11/16/23	2/15/22	2,553	2,395	2,479	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	13.3% Cash	L+11.26%	2.00%	8/1/24	6/9/21	5,460	5,028	5,084	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	6.7% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,696	1,692	1,611	(7)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	7.7% Cash	SOFR+6.00%	1.00%	10/2/27	10/1/21	6,657	6,640	6,566	(7)(12)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	0.5% Cash		0.10%	10/2/27	5/2/22	-	(12)	(57)	(7)(12)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	7.0% Cash	L+6.00%	0.10%	10/2/27	10/1/21	260	256	251	(7)(12)(20)
Tailwind Randys, LLC	Initial Term Loan	Automotive	7.3% Cash	SOFR+5.00%	1.00%	5/16/25	12/23/19	4,850	4,808	4,796	(7)(12)(13)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	7.2% Cash	L+5.50%	1.00%	6/28/24	12/8/20	5,545	5,534	5,496	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	12/23/19	732	731	725	(7)(12)(13)(20)
Triangle Home Fashions LLC	First Lien Term Loan	Consumer goods: Durable	7.4% Cash	L+5.75%	1.00%	3/9/23	3/9/18	10,355	9,958	10,355	(7)(12)(13)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	7.7% Cash + 0.5% PIK	L+6.25%	1.00%	9/8/23	12/23/19	912	910	845	(7)(12)(13)
Wework Companies LLC	1st Lien TL - Last Out Lender	Banking, Finance, Insurance & Real Estate	8.4% Cash	SOFR+6.50%	0.75%	11/30/23	6/30/22	7,000	6,965	6,965	(12)(13)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	7.3% Cash	L+5.00%	1.00%	11/18/24	12/18/19	2,194	2,173	2,194	(7)(12)(13)
Total Senior Secured Loans (159% of net asset value at fair value)									$418,560	$414,920
Junior Secured Loans
Carestream Health, Inc.	2023 Extended Term Loan (Second Lien)	Healthcare & Pharmaceuticals	9.5% Cash	L+7.25%	1.00%	8/8/23	5/8/20	1,837	1,763	1,591	(7)(13)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	7.7% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	3,973	3,910	(7)(12)(13)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	8.7% Cash	L+7.00%		2/16/29	3/16/21	5,400	5,388	5,228	(7)(12)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	9.2% Cash	L+7.50%		7/23/26	12/18/19	400	372	391	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	10.2% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,486	1,339	(7)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	10.3% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,276	1,358	(7)(12)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	11.8% Cash	L+9.50%	1.00%	11/21/24	12/23/19	1,600	1,586	1,379	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	7.8% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,949	5,859	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	8.9% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,956	5,510	(7)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	8.7% Cash	L+7.00%		9/4/26	12/8/20	7,700	7,348	7,566	(7)(12)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	10.2% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,124	1,193	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			12/31/22	3/8/22	1,770	1,770	1,770	(7)(8)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	9.0% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,493	3,954	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	9.7% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,986	2,355	(7)(12)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	7.8% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	646	663	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	11.7% Cash + 1.5% PIK	L+10.00%	1.00%	8/24/24	12/23/19	12,711	12,593	11,629	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/20	1/24/25	73	73	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	8.6% Cash	L+7.00%	1.00%	3/13/26	12/18/19	3,500	3,490	3,452	(7)(12)(13)(17)
Total Junior Loans (23% of net asset value at fair value)									$62,272	$59,147
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas				2/15/22	2/15/19	511	416	43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Services: Consumer		5/18/22	-	$-	$235	(7)(12)(18)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% PIK	5/18/22	150,612	$4	$155	(7)(12)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	628	$-	$815	(7)(12)(18)(19)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,052,740	$2,053	$2,231	(7)(12)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	500	454	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	341	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	55	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	387	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	50	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	319	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	353	(7)(12)(18)
Aperture Dodge 18 LLC	Equity - Unfunded			4/22/22	-	-	-	(7)(18)(20)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	2,092	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		7/19/17	200,000	467	517	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		7/19/17	88,946	208	230	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing		7/19/17	139	150	347	(7)(12)(18)
Carestream Health, Inc.	Warrant	Healthcare & Pharmaceuticals		3/13/19	33	-	-	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	472	(7)(12)(13)(18)(21)
Coastal Screen and Rail, LLC	Preferred Stock	Construction & Building		7/19/17	150,000	418	397	(7)(12)(18)(21)
EJF Investments Ltd.	Preferred Equity	Banking, Finance, Insurance & Real Estate		6/17/20	1,000,000	1,256	1,473	(3)(18)
Everyware Global, Inc.	Common	Consumer goods: Durable		6/2/2015	1,085,565	346	706	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense		7/19/17	1,938	280	242	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	1,227	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	-	-	-	(7)(12)(17)(18)(20)(23)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries		7/19/17	131,081	4,316	5,437	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		7/19/17	250,000	1,264	1,340	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		7/19/17	2,368	-	-	(7)(12)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	2,261	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Ravn Air Liquidation Trust	Equity	Aerospace and Defense		10/1/21	1,049	200	46	(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	399	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business		7/19/17	100,000	43	20	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business		7/19/17	105	63	90	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		7/19/17	10	159	394	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		7/19/17	185	425	696	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,229	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Common Stock		7/19/17	49,209	-	-	(12)(18)
Total Equities (9% of net asset value at fair value)						$27,033	$24,805

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2013- 1 Ltd.	Subordinated Securities, effective interest 0%	CLO Fund Securities	1/27/28	23.3%	6/4/2013	$2,494	$-	(3)(12)
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 1.4%	CLO Fund Securities	4/20/30	22.2%	4/9/2014	9,254	3,197	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/2014	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/2015	2,540	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 20.3%	CLO Fund Securities	10/27/31	24.8%	9/27/2018	6,286	5,398	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 7.3%	CLO Fund Securities	11/1/28	6.8%	10/10/2013	1,231	989	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 21.5%	CLO Fund Securities	7/17/29	57.2%	10/22/21	6,172	6,172	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 10.5%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,837	8,515	(3)(12)
Total CLO Fund Securities (9% of net asset value at fair value)						$44,880	$24,271

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	-	-	$17,791	$-	(7)(8)(12)(18)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	7/19/17	$27,415	$20,403	(8)(12)
BCP Great Lakes Holdings LP	Joint Ventures	24.0%	12/11/18	$38,650	37,870	(9)(16)(17)(20)
Total Joint Venture (22% of net asset value at fair value)				$66,065	$58,273

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$22	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	$-	$-	(12)(19)
Coastal Screen and Rail, LLC	Derivatives	Construction & Building	6/9/21	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$22

Total Investments[4] (194% of net asset value at fair value)				$637,048	$581,481

See accompanying notes to unaudited consolidated financial statements.

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2022 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2022. As noted in the table above, 78.4% (based on par) of debt securities contain floors which range between 0.10% and 2.25%.
(2)
Reflects the fair market value of all investments as of June 30, 2022 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $635.4 million. The aggregate gross unrealized appreciation is approximately $32.1 million, the aggregate gross unrealized depreciation is approximately $43.9 million., and the net unrealized depreciation is approximately $11.7 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 83.1% of the total assets at June 30, 2022.
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
(11)
This investment is on non-accrual status and receives a 5% royalty interest on oil being produced on certain fields. All production payments received were applied to the cost basis and considered return of capital. Production payments received in excess of cost basis are recognized as realized gain.
(12)
Fair value of this investment was determined using significant unobservable inputs.
(13)
As of June 30, 2022, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of June 30, 2022:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$22

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150	400,000	8/31/22	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$0.16	20	5/13/23	$-
(20)
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
(23)
This investment is owned by PTMN Sub Holdings LLC, one of the Company’s taxable blocker subsidiaries.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2022(4)	2021(4)
Per Share Data:
Net asset value, at beginning of period	$28.88	$28.77
Net investment income(1)	1.39	2.50
Net realized gains (losses) from investments(1)	(2.02)	(0.93)
Net change in unrealized (depreciation) appreciation on investments(1)	0.23	1.03
Realized gains (losses) from extinguishment of debt(1)	-	(0.23)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(0.05)	-
Net (decrease) increase in net assets resulting from operations	(0.45)	2.37
Net decrease in net assets resulting from distributions	(1.26)	(1.14)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.09	(0.72)
Net asset value, end of period	$27.26	$29.28
Total net asset value return(2)	(0.4)%	5.9%
Total market return(3)	(0.1)%	30.9%
Ratio/Supplemental Data:
Per share market value at beginning of period	$24.76	$19.10
Per share market value at end of period	$23.43	$23.80
Shares outstanding at end of period	9,599,856	9,174,077
Net assets at end of period	$261,666	$268,604
Portfolio turnover rate(5)	15.0%	31.7%
Asset coverage ratio	170%	171%
Ratio of net investment income to average net assets (annualized)	10.1%	16.4%
Ratio of total expenses to average net assets (annualized)	13.9%	16.4%
Ratio of interest expense to average net assets (annualized)	5.4%	5.7%
Ratio of non-interest expenses to average net assets (annualized)	8.5%	10.7%
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2022, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC, Great Lakes Portman Ridge Funding, LLC and HCAP ICC, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes KCAP Senior Funding I, LLC and Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings, LLC, HCAP Equity Holdings, LLC and PTMN Sub Holdings LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2022, the Company provided approximately $122.6 million to portfolio companies. Approximately $13.1 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2022, the Company held loans it has made to 95 investee companies with aggregate principal amounts of approximately $499.0 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2022 and 2021, the Company did not recognize any fee income from such or similar activities.

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

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

Asset Manager Affiliates. The Company sold all of its investment in the Disposed Manager Affiliates on December 31, 2018. Previously, the Company’s investments in its wholly-owned Asset Manager Affiliates, were carried at fair value, which was primarily determined utilizing the discounted cash flow approach, which incorporated different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation took into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates were classified as a Level III investment. Any change in value from period to period was recognized as net change in unrealized appreciation or depreciation.

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

Joint Ventures. The Company carries investments in joint ventures (“Joint Ventures”) at fair value based upon the fair value of the investments held by the joint venture, or the net asset value as a practical expedient. See Note 4 below, for more information regarding the Joint Ventures.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2022, three of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$(8,433)	$10,844	$(4,375)	$18,881
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,634,870	7,747,169	9,666,298	7,974,361
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations(1)	$(0.88)	$1.40	$(0.45)	$2.37
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$418,560	$414,920	72	$361,556	$364,701	66
Junior Secured Loan	62,272	59,147	10	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	27,033	24,805	4	26,680	22,586	4
CLO Fund Securities	44,880	24,271	4	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	66,065	58,273	10	64,365	60,474	11
Derivatives	31	22	0	31	(2,412)	-
Total	$637,048	$581,481	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2022 and December 31, 2021 were as follows:

($ in thousands)	June 30, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,748	$10,550	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	11,894	11,797	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	60,816	62,556	11	41,487	42,858	8
Beverage, Food and Tobacco	12,616	12,638	2	5,511	5,625	1
Capital Equipment	10,517	7,613	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,544	10,465	2	12,692	12,969	2
CLO Fund Securities	44,880	24,271	4	51,561	31,632	6
Construction & Building	10,677	10,880	2	8,966	9,501	2
Consumer goods: Durable	25,829	23,894	4	25,151	24,831	5
Consumer goods: Non-durable	2,296	2,317	0	4,162	4,197	1
Containers, Packaging and Glass	2,767	2,703	0	2,780	2,570	1
Electronics	10,712	10,993	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	2,135	0	7,921	2,355	0
Environmental Industries	4,315	5,436	1	4,315	4,200	1
Finance	12,252	12,409	2	10,916	10,912	2
Forest Products & Paper	1,586	1,379	0	1,583	1,271	0
Healthcare, Education and Childcare	9,755	9,674	2	9,783	9,752	2
Healthcare & Pharmaceuticals	51,485	51,634	9	71,696	62,275	11
High Tech Industries	72,398	69,919	12	58,803	58,715	11
Hotel, Gaming & Leisure	10,012	9,444	2	4,906	4,898	1
Joint Ventures	66,065	58,273	10	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	8,987	10,472	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	347	0	150	246	0
Media: Broadcasting & Subscription	12,130	13,600	2	12,407	13,255	2
Media: Diversified & Production	7,290	7,104	1	6,272	6,365	1
Metals & Mining	15,679	14,501	3	15,342	13,647	3
Retail	10,823	10,915	2	6,144	6,775	1
Services: Business	67,604	68,267	12	76,071	77,798	14
Services: Consumer	8,104	7,841	1	990	990	0
Telecommunications	9,450	8,456	2	7,521	6,675	1
Textiles and Leather	12,592	11,630	2	12,496	11,095	2
Transportation: Cargo	9,126	9,125	2	-	-	-
Transportation: Consumer	7,769	7,572	1	7,795	7,837	1
Total	$637,048	$581,481	100%	$605,396	$547,573	100%
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

At June 30, 2022 and December 31, 2021, the total amount of non-qualifying assets was approximately 16.9% and 15.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 8.9% and 9.3% respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.7% and 4.9% of its total assets on such dates, respectively.

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

In January 2021, the Company sold $10.1 million notional amount of the subordinated notes of Catamaran 2016-1 for $3.3 million.

Affiliate Investments:

The following table details investments in affiliates at June 30, 2022 (unaudited):

($ in thousands)	Industry Classification	Fair Value as of December 31, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of June 30, 2022	Principal / Shares at June 30, 2022	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	256	-	-	-	(14)	-	242	1,938	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	4,261	(2,000)	-	2,261	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	1,770	-	-	-	-	1,770	1,770	20	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	23,062	-	-	-	(2,659)	-	20,403	27,220	-	2,229
Total controlled affiliates		23,361	1,770	-	4,261	(4,673)	-	24,719		20	2,229

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	$37,412	$1,700	$-	$-	$(1,242)	$-	$37,870	38,650	$-	$1,950
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	677	(742)	-	-	(147)	212	-	-	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	-	500	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	-	171	-	-	-	-	171	500	-	-
GreenPark Infrastructure, LLC(5)(8)	Energy: Electricity	-	-	-	-	-	-	-	-	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,612	-	-	-	(272)	-	1,340	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	12,280	327	(10)	-	545	-	13,142	14,403	720	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	492	-	-	-	25	-	517	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	219	-	-	-	11	-	230	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	336	-	-	-	360	-	696	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	201	-	-	-	193	-	394	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,160	-	103	-	(179)	-	5,084	5,460	185	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	1,531	(1,536)	33	-	(28)	-	-	-	57	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	2,598	(2,628)	110	-	(80)	-	-	-	107	-
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	535	(369)	-	-	(284)	118	-	-	-	-
Navex Topco, Inc.(1)(2)(5)	Electronics	7,609	-	42	-	(85)	-	7,566	7,700	288	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,480	-	1	-	(29)	-	3,452	3,500	141	-
Total Non-controlled affiliates		74,142	(2,577)	279	-	(1,212)	330	70,962		1,498	1,950

Total Affiliated Investments		$97,503	$(807)	$279	$4,261	$(5,885)	$330	$95,681		$1,518	$4,179
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
(8)
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

Investments in Joint Ventures

For the three months ended June 30, 2022 and 2021, the Company recognized $2.1 million and $2.5 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2022 and 2021, the Company recognized $4.2 million and $4.6 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $58.3 million and $60.5 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of June 30, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	31,873	35,841
Total Assets	$31,873	$35,841
Total Liabilities	$164	$164
Total Equity	31,709	35,677
Total Liabilities and Equity	$31,873	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment income	$2,654	$1,764	$4,396	$3,299
Operating expenses	1	—	4	16
Net investment income	2,653	1,764	4,392	3,283
Unrealized appreciation on investments	(3,560)	(436)	(5,083)	1,330
Net income	$(907)	$1,328	$(691)	$4,613

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 17.1%, 12/29 maturity	100.0%	$41,962	$31,873
Total Investments			$41,962	$31,873
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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2022 and December 31, 2021 was $37.9 million and $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), the Company generally may not sell, exchange, assign, pledge or otherwise transfer its interest, in whole or in part, without the prior written consent of the General Partner which consent may be given or withheld in its sole and absolute discretion, and may be conditioned upon repayment of its share of indebtedness incurred by the partnership.

In March 2019, prior to the Externalization, the Company increased its aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2022 and December 31, 2021, the Company has a $11.3 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2022 (unaudited) and December 31, 2021, respectively:

	As of June 30, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	-	51,991	422,119	-	474,110
Equity securities	1,474	-	23,331	-	24,805
CLO Fund securities	-	-	24,271	-	24,271
Joint Ventures	-	-	20,403	37,870	58,273
Derivatives	-	-	22	-	22
Total	$1,474	$51,991	$490,146	$37,870	$581,481

	As of December 31, 2021
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	—	42,861	392,432	—	435,293
CLO Fund securities	—	—	31,632	—	31,632
Equity securities	1,594	—	20,992	—	22,586
Joint Ventures	—	—	23,062	37,412	60,474
Derivatives	—	—	(2,412)	—	(2,412)
Total	$1,594	$42,861	$465,706	$37,412	$547,573

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

The fair value of the Company’s investment in the BCP Great Lakes Partnership at June 30, 2022 and December 31, 2021 was $37.9 million and $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six Months Ended June 30, 2022
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2021	$392,432	$20,992	$31,632	$23,062	$(2,412)	$465,706
Transfers out of Level III¹	(17,056)	-	-	-	-	(17,056)
Transfers into Level III²	19,847	-	-	-	-	19,847
Net accretion	5,528	-	2,562	-	-	8,090
Purchases	106,839	3,227	-	-	-	110,066
Sales/Paydowns/Return of Capital	(78,318)	(3,347)	(4,611)	-	2,087	(84,189)
Total realized gain (loss) included in earnings	(13,198)	471	(4,631)	-	(2,095)	(19,453)
Change in unrealized gain (loss) included in earnings	6,045	1,988	(681)	(2,659)	2,442	7,135
Balance, June 30, 2022	$422,119	$23,331	$24,271	$20,403	$22	$490,146
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,781)	$2,419	$(681)	$(2,658)	$12	$(8,689)
(1)
Transfers out of Level III represent a transfer of $17.1 million relating to debt securities and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2022.
(2)
Transfers into Level III represent a transfer of $19.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2022.

	Six Months Ended June 30, 2021
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245	$12,537	$19,583	$19,748	$(1,109)	$385,004
Transfers out of Level III¹	(3,420)	(1,928)	-	-	-	(5,348)
Transfers into Level III²	25,816	-	-	1	-	25,817
Net accretion	16,293	-	-	-	-	16,293
Purchases	240,546	8,300	-	2,500	-	251,346
Sales/Paydowns/Return of Capital	(249,884)	(936)	(5,843)	-	(440)	(257,103)
Total realized gain (loss) included in earnings	(3,567)	-	(5,324)	-	440	(8,451)
Change in unrealized gain (loss) included in earnings	(4,407)	2,864	8,648	173	(694)	6,584
Balance, June 30, 2021	$355,622	$20,837	$17,064	$22,422	$(1,803)	$414,142
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$8,317	$2,927	$3,324	$174	$(694)	$14,268
(1)
Transfers out of Level III represent a transfer of $5.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2021.
(2)
Transfers into Level III represent a transfer of $25.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $52.0 million and $42.9 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$18,161	Enterprise Value	Average EBITDA Multiple	0.3x-0.8x (0.7x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	6,533	Near-term Repayment - Refinancing	Current Prepayment Premium	100-100 (100)
	364,535	Income Approach	Implied Discount Rate	6.2%-24.3% (11.4%)
	32,890	Recent Transaction	Implied Discount Rate	0.0%-10.7% (9.1%)
	17,835	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-16.0x (6.3x)
Equity Securities			Recovery Rate	0.9x-0.9x (0.9x)
	4,825	Income Approach	Implied Discount Rate	7.5%-15.0% (12.0%)
	671	Recent Transaction	Implied Discount Rate
			Discount Rate	17.5%-23.8% (20.6%)
			Probability of Default	2.5%-3.0% (2.8%)
CLO Fund Securities	24,271	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	19.3%-20.8% (20.0%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	20,403	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	22	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$490,146
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

The following table details derivative investments at June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(2)	$8	$22	$-	$12
Put option(2)	150	-	-	-
Securities Swap and Option Agreement(1)	-	-	(2,095)	2,422
Total	$158	$22	$(2,095)	$2,434
(1) Net amount included in the derivative caption on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) (1)	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$10	$-	$(2)
Put option	150	-	-	-
Securities Swap and Option Agreement	5,500	(2,422)	880	(1,301)
Total	$5,658	$(2,412)	$880	$(1,303)
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

Management fees for the three months ended June 30, 2022 and 2021 were approximately $2.1 million and $1.9 million, respectively. Management fees for the six months ended June 30, 2022 and 2021 were approximately $4.2 million and $3.7 million, respectively. Incentive fees for the three months ended June 30, 2022 and 2021 were approximately $1.2 million and $2.3 million, respectively. Incentive fees for the six months ended June 30, 2022 and 2021 were approximately $2.8 million and $4.4 million, respectively.

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

The Company incurred $822 thousand and $1.7 million, respectively, of Administrative services expense for the three and six months ended June 30, 2022. The Company incurred $718 thousand and $1.3 million, respectively, of Administrative services expense for the three and six months ended June 30, 2021.

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

Related Party Trades

For both the three and six months ended June 30, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and six months ended June 30, 2021.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	June 30, 2022	December 31, 2021

2018-2 Secured Notes (net of discount of: 2022 - $1,314; 2021 - $1,403)	$162,549	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,933; 2021 - $2,157; net of deferred financing costs of: 2022 - $918; 2021 - $951)	105,149	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,244; 2021 - $732)	91,827	79,839
	$359,525	$347,191

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2022 was 4.3% and 5.4 years, respectively, and as of December 31, 2021 were 3.2% and 5.4 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.9 million and unamortized offering costs of approximately $918 thousand as of June 30, 2022. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately

$105.1 million at June 30, 2022. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the three and six months ended June 30, 2021, interest expense related to the 6.125% Notes Due 2022 was approximately $1.2 million and $1.2 million, respectively.

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

At June 30, 2022, GLPRF LLC was in compliance with all of its debt covenants and $93.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $91.8 million at June 30, 2022 and categorized as Level III under the ASC 820 Fair Value Hierarchy

For the three months ended June 30, 2022 and 2021 interest and fees expense related to the Revolving Credit Facility was approximately $904 thousand and $837 thousand, respectively. For the six months ended June 30, 2022 and 2021 interest and fees expense related to the Revolving Credit Facility was approximately $1.6 million and $1.7 million, respectively.

2018-2 Secured Notes

($ in thousands)
June 30, 2022	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$11,487	$11,580	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,278	78,933	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$162,549	$163,863
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

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of June 30, 2022 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of June 30, 2022. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of June 30, 2022, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
March 31, 2022(8)	352,434	1,775	—	N/A
June 30, 2022(9)	364,934	1,702	—	N/A
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
(9)
As of June 30, 2022, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $93,071 and 2018-2 Secured Notes of $163,863.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021

Net (decrease) increase in net assets resulting from operations	$(4,375)	$18,881
Subsidiary Tax Provision	517	$-
Net change in unrealized depreciation (appreciation) from investments	(2,256)	(8,235)
Net realized losses	19,544	9,277
Book/tax differences on CLO equity investments	2,050	2,464
Book/tax differences related to mergers and partnership investments	(1,986)	(12,011)
Other book/tax differences	602	950
Taxable income before deductions for distributions	$14,096	$11,326
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$1.46	$1.42
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and six months ended June 30, 2022, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At June 30, 2022, the Company had a net capital loss carryforward of $406.0 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the six months ended June 30, 2022, the taxable subsidiaries’ activity resulted in a provision for income taxes of $517 thousand. As of June 30, 2022, the taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and of $2.3 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2022 and December 31, 2021, the Company had $51.3 million and $47.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2022 and December 31, 2021, the Company had a $11.3 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	June 30, 2022
Accordion Partners LLC	Delayed Draw Term Loan	$2,450
Accordion Partners LLC	Revolver	2,250
AMCP Pet Holdings, Inc.	Revolving Loan	25
Analogic Corporation	Revolver	87
Anthem Sports & Entertainment Inc.	Revolver	583
Appfire Technologies, LLC	Delayed Draw Term Loan	2,846
BCP Great Lakes Holdings LP	Joint Venture	11,350
Bradshaw International Parent Corp.	Revolver	768
Bristol Hospice	Delayed Draw Term Loan	64
Centric Brands Inc.	Revolver	156
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	2,000
Global Integrated Flooring Systems Inc.	Revolver	14
H.W. Lochner, Inc.	Revolver	5,399
Keg Logistics LLC	Revolver	698
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	269
Netwrix Corporation	Delayed Draw Term Loan - 1st Lien	1,325
Netwrix Corporation	Delayed Draw Term Loan - 1st Lien	494
Netwrix Corporation	Revolver	1,148
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
TA/WEG Holdings, LLC	Delayed Draw Term Loan	1,320
TA/WEG Holdings, LLC	Delayed Draw Term Loan	5,000
TA/WEG Holdings, LLC	Revolver	524
TLE Holdings, LLC	Delayed Draw Term Loan	2
Aperture Dodge 18 LLC	Equity - Unfunded	3,000
GreenPark Infrastructure, LLC	Preferred Equity	1,829
Total Unfunded Portfolio Company Commitments		$51,329

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022
($ in thousands)	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2022	$97	$733,095	$(453,070)	$280,122
Net investment income	-	-	7,908	7,908
Net change in unrealized appreciation on investments	-	-	2,143	2,143
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(5,553)	(5,553)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(440)	(440)
Distributions to Stockholders	-	-	(6,111)	(6,111)
Reinvested Dividends	-	338	-	338
Stock-repurchase	-	(545)	-	(545)
Private placement and other	-	439	-	439
Balance, March 31, 2022	$97	$733,327	$(455,123)	$278,301
Net investment income	-	-	5,522	5,522
Net change in unrealized appreciation on investments	-	-	113	113
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(13,991)	(13,991)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(77)	(77)
Distributions to Stockholders	-	-	(6,064)	(6,064)
Reinvested Dividends	-	346	-	346
Stock-repurchase	-	(2,459)	-	(2,459)
Private placement	-	(25)	-	(25)
Balance, June 30, 2022	$97	$731,189	$(469,620)	$261,666

	For the Six Months Ended June 30, 2021
($ in thousands)	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$75	$639,136	$(422,947)	$216,264
Net investment income	-	-	8,213	8,213
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(6,921)	(6,921)
Net change in unrealized appreciation on investments	-	-	6,745	6,745
Distributions to Stockholders	-	-	(4,510)	(4,510)
Reinvested Dividends	-	64	-	64
Balance at March 31, 2021	$75	$639,200	$(419,420)	$219,855
Net investment income	-	-	11,711	11,711
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(2,355)	(2,355)
Net change in unrealized appreciation on investments	-	-	1,489	1,489
Distributions to Stockholders	-	-	(4,595)	(4,595)
Reinvested Dividends	-	164	-	164
Stock-repurchase	-	(379)	-	(379)
Private placement	2	4,018	-	4,020
HCAP purchase (net of offering expenses)	15	38,680	-	38,695
Balance, June 30, 2021	$92	$681,683	$(413,170)	$268,605
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and capital in excess of par value have been adjusted retroactively to reflect the split for all periods presented.

On March 11, 2021, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period effective March 11, 2021 and terminating on March 31, 2022. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended June 30, 2022 and 2021, the Company issued 15,285 and 6,905 shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2022 and 2021, the Company issued 29,778 and 9,996 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of June 30, 2022 and December 31, 2021 was 9,599,856 and 9,699,695, respectively. The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the share amounts above have been adjusted to reflect the split.

During the three months ended June 30, 2022, the Company repurchased 106,627 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $2.5 million. During the six months ended June 30, 2022, the Company repurchased 129,617 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $3.0 million. During the second quarter of 2021, the Company repurchased 15,718 of its shares under the Stock Repurchase program at an aggregate cost of approximately $380 thousand. There were no share repurchases during the first quarter of 2021.

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

11. SUBSEQUENT EVENTS

On August 9, 2022, our Board declared a cash distribution of $0.63 per share of common stock. The distribution is payable on September 2, 2022 to stockholders of record at the close of business as of August 16, 2022.

The Company has evaluated events and transactions occurring subsequent to June 30, 2022 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2022 (unaudited) and for the year ended December 31, 2021 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2020 2021 Activity:	404,861	13,945	19,583	49,349	(1,109)	486,629
Purchases / originations / draws	309,363	9,002	18,077	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(4,740)	(11,675)	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	-	4,754	-	-	32,303
Net realized gains (losses)	2,361	(2,176)	(5,323)	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,555	6,216	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021 2022 Activity:	435,293	22,586	31,632	60,474	(2,412)	547,573
Purchases / originations / draws	125,223	7,122	-	1,700	-	134,045
Pay-downs / pay-offs / sales	(81,561)	(7,240)	(4,611)	-	2,087	(91,325)
Net accretion of interest	5,914	-	2,562	-	-	8,476
Net realized gains (losses)	(13,289)	471	(4,631)	-	(2,095)	(19,544)
Increase (decrease) in fair value	2,530	1,866	(681)	(3,901)	2,442	2,256
Fair Value at June 30, 2022	$474,110	$24,805	$24,271	$58,273	$22	$581,481

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

The following table shows the Company’s portfolio by security type at June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$418,560	$414,920	72	$361,556	$364,701	66
Junior Secured Loan	62,272	59,147	10	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	27,033	24,805	4	26,680	22,586	4
CLO Fund Securities	44,880	24,271	4	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	66,065	58,273	10	64,365	60,474	11
Derivatives	31	22	0	31	(2,412)	-
Total	$637,048	$581,481	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2022 and December 31, 2021, were as follows:

($ in thousands)	June 30, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,748	$10,550	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	11,894	11,797	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	60,816	62,556	11	41,487	42,858	8
Beverage, Food and Tobacco	12,616	12,638	2	5,511	5,625	1
Capital Equipment	10,517	7,613	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,544	10,465	2	12,692	12,969	2
CLO Fund Securities	44,880	24,271	4	51,561	31,632	6
Construction & Building	10,677	10,880	2	8,966	9,501	2
Consumer goods: Durable	25,829	23,894	4	25,151	24,831	5
Consumer goods: Non-durable	2,296	2,317	0	4,162	4,197	1
Containers, Packaging and Glass	2,767	2,703	0	2,780	2,570	1
Electronics	10,712	10,993	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	2,135	0	7,921	2,355	0
Environmental Industries	4,315	5,436	1	4,315	4,200	1
Finance	12,252	12,409	2	10,916	10,912	2
Forest Products & Paper	1,586	1,379	0	1,583	1,271	0
Healthcare, Education and Childcare	9,755	9,674	2	9,783	9,752	2
Healthcare & Pharmaceuticals	51,485	51,634	9	71,696	62,275	11
High Tech Industries	72,398	69,919	12	58,803	58,715	11
Hotel, Gaming & Leisure	10,012	9,444	2	4,906	4,898	1
Joint Ventures	66,065	58,273	10	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	8,987	10,472	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	347	0	150	246	0
Media: Broadcasting & Subscription	12,130	13,600	2	12,407	13,255	2
Media: Diversified & Production	7,290	7,104	1	6,272	6,365	1
Metals & Mining	15,679	14,501	3	15,342	13,647	3
Retail	10,823	10,915	2	6,144	6,775	1
Services: Business	67,604	68,267	12	76,071	77,798	14
Services: Consumer	8,104	7,841	1	990	990	0
Telecommunications	9,450	8,456	2	7,521	6,675	1
Textiles and Leather	12,592	11,630	2	12,496	11,095	2
Transportation: Cargo	9,126	9,125	2	-	-	-
Transportation: Consumer	7,769	7,572	1	7,795	7,837	1
Total	$637,048	$581,481	100%	$605,396	$547,573	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.7% and 8.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at June 30, 2022 was spread across 32 different industries and 118 different entities with an average par balance per entity of approximately $3.5 million. As of June 30, 2022, three of our investments were on non-accrual status. As of December 31, 2021, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At June 30, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 16.9% and 15.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 8.9% and 9.3%, of the total assets as of June 30, 2022 and December 31, 2021, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.7% and 4.9% of total assets on such dates, respectively.

Asset Manager Affiliates

As of June 30, 2022, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of June 30, 2022, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2022 and December 31, 2021, we had approximately $24.3 million and $31.6 million, respectively, invested in CLO Fund Securities.

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

Our CLO Fund Securities as of June 30, 2022 and December 31, 2021 were as follows:

($ in thousands)			June 30, 2022		December 31, 2021
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	23.3	2,494	-	4,198	1,779
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	9,254	3,197	9,679	4,278
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,540	-	2,549	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	6,286	5,398	8,694	6,314
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,231	989	1,147	1,258
JMP CLO IV Junior Sub Note	Subordinated Notes	57.2	6,172	6,172	8,530	8,105
JMP CLO V Junior Sub Note	Subordinated Notes	57.2	10,837	8,515	10,698	9,898
Total			$44,880	$24,271	$51,561	$31,632
(1)
Represents percentage of class held at June 30, 2022.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of June 30, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	31,873	35,841
Total Assets	$31,873	$35,841
Total Liabilities	$164	$164
Total Equity	31,709	35,677
Total Liabilities and Equity	$31,873	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment income	$2,654	$1,764	$4,396	$3,299
Operating expenses	1	—	4	16
Net investment income	2,653	1,764	4,392	3,283
Unrealized appreciation on investments	(3,560)	(436)	(5,083)	1,330
Net income	$(907)	$1,328	$(691)	$4,613

KCAP Freedom 3 LLC

Schedule of Investments

June 30, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 17.1%, 12/29 maturity	100.0%	$41,962	$31,873
Total Investments			$41,962	$31,873
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

The fair value of our investment in the BCP Great Lakes Partnership at June 30, 2022 and December 31, 2021 was $37.9 million and $37.4 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the BCP Great Lakes Fund LP Amended and Restated Exempted Limited Partnership Agreement (the “BCP Great Lakes Partnership Agreement”), generally we may not sell, exchange, assign, pledge or otherwise transfer our interest, in whole or in part, without the prior written consent of the general partner of the Great Lakes Partnership (the “General Partner”) which consent may be given or withheld in the General Partner’s sole and absolute discretion, and may be conditioned upon repayment of our share of indebtedness incurred by BCP Great Lakes Partnership.

In March 2019, prior to the Externalization we increased our aggregate commitment to the BCP Great Lakes Partnership to $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the Investment Company Act of 1940). As of June 30, 2022 and December 31, 2021, we have a $11.3 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, distributions, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021.

Revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$10,649	$17,443	$23,316	$31,913
Non-controlled affiliated investments	857	662	1,448	895
Total interest income	11,506	18,105	24,764	32,808
Payment-in-kind income:		-		-
Non-controlled/non-affiliated investments	1,199	720	2,325	1,852
Non-controlled affiliated investments	73	24	329	24
Controlled affiliated investments	20	-	20	-
Total payment-in-kind interest	1,292	744	2,674	1,876
Dividend income:		-		-
Non-controlled affiliated investments	1,005	1,114	1,950	1,927
Controlled affiliated investments	1,066	1,416	2,229	2,642
Total dividend income	2,071	2,530	4,179	4,569
Fees and other income	175	166	371	596
Total investment income	15,044	21,545	31,988	39,849

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended June 30, 2022 and 2021 was approximately $15.0 million and $21.5 million, respectively. Investment income for the six months ended June 30, 2022 and 2021 was approximately $32.0 million and $39.8 million, respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended June 30, 2022 and 2021 approximately $11.9 million and $18.0 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio, inclusive of payment-in-kind income. For the six months ended June 30, 2022 and 2021 approximately $24.9 million and $33.2 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio, inclusive of payment-in-kind income.

At June 30, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 8.7% and 8.1%, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest from investments in debt excluding accretion	$9,275	$12,911	$19,087	$22,597
Purchase discount accounting	1,303	4,348	3,115	8,748
PIK Investment Income	1,292	744	2,674	1,876
CLO Income	928	845	2,562	1,463
JV Income	2,071	2,530	4,179	4,569
Service Fees	175	166	371	596
Investment Income	15,044	21,545	31,988	39,849
Less : Purchase discount accounting	(1,303)	(4,348)	(3,115)	(8,748)
Core Investment Income	13,741	17,197	28,873	31,101

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

Investment Income on Investments in CLO Fund Securities. For the three months ended June 30, 2022 and 2021, approximately $928 thousand and $845 thousand, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2022 and 2021, approximately $2.6 million and $1.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. During the year ended December 31, 2021, we acquired two additional investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended June 30, 2022 and 2021, we recognized $2.1 million and $2.5 million, respectively, in investment income from our investments in Joint Ventures. For the six months ended June 30, 2022 and 2021, we recognized $4.2 million and $4.6 million, respectively, in investment income from our investments in Joint Ventures. As of June 30, 2022 and December 31, 2021, the fair value of our investments in Joint Ventures was approximately $58.3 million and $60.5 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended June 30, 2022 and 2021, approximately $175 thousand and $166 thousand, respectively, of investment income was attributable to Capital Structuring Fees. For the six months ended June 30, 2022 and 2021, approximately $371 thousand and $596 thousand, respectively, of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
EXPENSES
Management fees	$2,088	$1,914	$4,223	$3,707
Performance-based incentive fees	1,169	2,300	2,847	4,393
Interest and amortization of debt issuance costs	3,889	3,527	7,233	6,907
Professional fees	879	696	1,724	2,190
Administrative services expense	822	718	1,669	1,332
Other general and administrative expenses	675	680	862	1,397
Total expenses	9,522	9,835	18,558	19,926

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

Management Fees and Incentive Fees. Management fees for the three months ended June 30, 2022 and 2021 were approximately $2.1 million and $1.9 million, respectively. Management fees for the six months ended June 30, 2022 and 2021 were approximately $4.2 million and $3.7 million, respectively. Incentive fees for the three months ended June 30, 2022 and 2021 were approximately $1.2 million and $2.3 million, respectively. Incentive fees for the six months ended June 30, 2022 and 2021 were approximately $2.8 million and $4.4 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended June 30, 2022 and 2021, interest expense and amortization on debt issuance costs and discount for the period was approximately $3.9 million and $3.5 million, respectively, on average debt outstanding of $356.1 million and $344.0 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense and amortization on debt issuance costs for the period was approximately $7.2 million and $6.9 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended June 30, 2022 and 2021 were approximately $9.5 million and $9.8 million, respectively. Total expenses for the six months ended June 30, 2022 and 2021 were approximately $18.6 million and $19.9 million, respectively.

For the three months ended June 30, 2022 and 2021, professional fees totaled approximately $879 thousand and $696 thousand, respectively. For the six months ended June 30, 2022 and 2021, professional fees totaled approximately $1.7 million and $2.2 million, respectively

For the three months ended June 30, 2022 and 2021, administrative services expense was approximately $822 thousand and $718 thousand, respectively. For the six months ended June 30, 2022 and 2021, administrative services expense was approximately $1.7 million and $1.3 million, respectively. The increase in administrative services expense for the three and six months ended June 30, 2022 in comparison to the prior year was primarily driven by the increase in assets under management.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $675 thousand and $680 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, other general and administrative expenses totaled approximately $862 thousand and $1.4 million, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in net assets before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2022 net investment income and net realized gains (losses) were approximately ($8.5) million, or ($0.88) per share. For the three months ended June 30, 2021, net investment income and net realized gains (losses) were approximately $9.4 million, or $1.21 per share. For the six months ended June 30, 2022, net investment income and net realized gains (losses) were approximately ($6.1) million, or ($0.63) per share. For the six months ended June 30, 2021, net investment income and net realized gains (losses) were approximately $12.5 million, or $1.57 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the six months ended June 30, 2022, GAAP-basis net investment income was approximately $5.5 million or $0.57 per share, while tax-basis distributable income was approximately $14.1 million or $1.46 per basic share. For the six months ended June 30, 2021, GAAP-basis net investment income was approximately $19.9 million or $2.50 per share, while tax-basis distributable income was approximately $11.3 million or $1.42 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$4,870	$(1,430)	$5,699	$4,833
Non-controlled affiliated investments	(1,329)	1,257	(1,212)	1,588
Controlled affiliated investments	(3,428)	1,883	(4,673)	2,508
Derivatives	—	(220)	2,442	(694)
Total net unrealized gain (loss) from investment transactions	$113	$1,490	$2,256	$8,235

During the three months ended June 30, 2022, our total investments had net unrealized appreciation (depreciation) of approximately $113 thousand. The net unrealized appreciation (depreciation) on investments is made up of approximately $1.5 million on CLO Fund Securities, ($224) thousand on equity securities, ($2.7) million on our Joint Ventures investments, $1.5 million on our debt securities, and $0 on our derivatives. During the three months ended June 30, 2021, our total investments had net unrealized appreciation (depreciation) of approximately $1.5 million. The net unrealized appreciation (depreciation) on investments is made up of approximately $1.8 million on CLO Fund Securities, $1.3 million on equity securities, ($618) thousand on our Joint Ventures investments, ($761) thousand on our debt securities, and ($220) thousand on our derivatives.

During the six months ended June 30, 2022, our total investments had net unrealized appreciation (depreciation) of approximately $2.3 million. The net unrealized appreciation (depreciation) is made up of approximately ($681) thousand on CLO Fund Securities, $1.9 million on equity securities, ($3.9) million on our Joint Ventures investments, $2.5 million on our debt securities, and $2.4 million on our derivatives. During the six months ended June 30, 2021, our total investments had net unrealized appreciation (depreciation) of approximately $8.2 million. The net unrealized appreciation (depreciation) is made up of approximately $8.6 million on CLO Fund Securities, $2.7 million on equity securities, $591 thousand on our Joint Ventures investment, ($3.0) million on our debt securities, and ($694) thousand on our derivatives.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2022 was ($8.4) million, or ($0.88) per basic share. The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2021 was $10.8 million, or $1.40 per basic share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2022 was ($4.4) million, or ($0.45) per basic share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2021 was $18.9 million, or $2.37 per share.

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

As of June 30, 2022 and December 31, 2021 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	June 30, 2022	December 31, 2021
Cash and cash equivalents	$22,039	$28,919
Restricted Cash	21,991	39,421
Senior Secured Loan	414,920	364,701
Junior Secured Loan	59,147	70,549
Senior Unsecured Bond	43	43
Equity Securities	24,805	22,586
CLO Fund Securities	24,271	31,632
Asset Manager Affiliates	-	-
Joint Ventures	58,273	60,474
Derivatives	22	(2,412)
Total	$625,511	$615,913

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2022, we had approximately $364.9 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 170%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2022, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

At June 30, 2022, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $93.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution [1]	Declaration Date	Record Date	Pay Date
2022:
Second quarter	$0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$1.26
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, distribution amounts have been adjusted retroactively to reflect the split.

Stock Repurchase Program

On March 11, 2021, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended June 30, 2022, the Company repurchased 106,627 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $2.5 million. During the six months ended June 30, 2022, the Company repurchased 129,617 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $3.0 million. During the second quarter of 2021, the Company repurchased 15,718 of its shares under the Stock Repurchase program at an aggregate cost of approximately $380 thousand. There were no share repurchases during the first quarter of 2021.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2022 and December 31, 2021, we had approximately $51.3 million and $47.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the BCP Great Lakes Partnership of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2022 and December 31, 2021, we had a $11.3 million and $13.0 million, respectively unfunded commitment to the BCP Great Lakes Partnership, subject to the limitations noted above.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2022:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$364,934	$—	$—	$201,071	$163,863

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2022, three of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2022 , approximately 87.5% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 78.4% of these floating rate loans contain LIBOR floors ranging between 0.10% and 2.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2022, we had $364.9 million (par value) of borrowings outstanding at a current weighted average rate of 4.3%, of which $108.0 million par value had a fixed rate and $256.9 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2022 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,478	$4,098	$5,717
Decrease in interest rate	$1,085	$1,133	$1,030

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.1 million and $5.7 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in an increase in net investment income of approximately $1.1 million. A decrease in interest rates of 2% and 3% would result in an increase in net investment income of approximately $1.1 million and $1.0 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 9, 2021, HCAP merged with and into the Company with the Company as the surviving corporation. As a result, the Company became responsible for any claims against HCAP as well as for any advancement and/or indemnification owed to the former officers and directors of HCAP. On or about May 10, 2022, plaintiffs in the Delaware Actions filed a consolidated amended complaint seeking damages against defendants for allegedly breaching their fiduciary duties in connection with the proposed merger. On or about May 31, 2022, defendants moved to dismiss the Delaware action.

The Delaware Actions remain at the early stage. We and the former HCAP officers and directors intend to defend ourselves vigorously against the allegations in the aforementioned actions to the extent they proceed. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. While we and HCAP maintain directors’ and officers’ insurance that provides coverage for claims such as those alleged in the complaints, an adverse judgment for monetary damages in excess of or outside of available insurance coverage could have a material adverse effect on our operations and liquidity.

Item 1A. Risk Factors

Other than the items noted below, there have been no material changes during fiscal 2021 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”),we did not engage in any sales of unregistered securities during the six months ended June 30, 2022, except as previously reported by us on our current reports on Form 8-K. We issued a total of 29,778 shares of common stock under our dividend reinvestment plan (“DRIP”) during the six months ended June 30, 2022. This issuance was not subject to the registration requirements of the Securities Act. For the six months ended June 30, 2022, the aggregate value of the shares of our common stock issued under our DRIP was approximately $684 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 11-March 31, 2021	-		-	$10,000

April 1-June 30, 2021	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$8,174

October 1-December 31, 2021	-		-	$8,174

Total, December 31, 2021	75,377		75,377

March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-April 30, 2022	39,014	$23.75	39,014	$8,528

May 1-May 31, 2022	42,426	$22.73	42,426	$7,564

June 1-June 30, 2022	25,187	$22.53	25,187	$6,996

Total, June 30, 2022	129,617		129,617

Total	204,994		204,994
(1)
On March 11, 2021, the Board of Directors of the Company approved a $10 million stock repurchase program for an approximately one-year period, effective March 11, 2021 and terminating on March 31, 2022. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.
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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 9, 2022	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *