Form 10-Q
period 2022-09-30
Portman Ridge Finance Corp
filed 2022-11-08
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of common stock of the registrant as of November 7, 2022 was 9,608,913.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2022 - $510,533; 2021 - $479,153)	$489,242	$452,482
Non-controlled affiliated investments (amortized cost: 2022 - $61,336; 2021 - $74,082)	60,522	74,142
Controlled affiliated investments (cost: 2022 - $58,322; 2021 - $52,130)	21,892	23,361
Total Investments at Fair Value (cost: 2022 - $630,191; 2021 - $605,365)	$571,656	$549,985
Cash and cash equivalents	16,871	28,919
Restricted cash	22,183	39,421
Interest receivable	3,166	5,514
Receivable for unsettled trades	12,250	20,193
Due from affiliates	591	507
Other assets	2,808	3,762
Total Assets	$629,525	$648,301
LIABILITIES
2018-2 Secured Notes (net of discount of: 2022 - $1,270; 2021 - $1,403)	$162,593	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,819; 2021 - $2,157; net of deferred financing costs of: 2022 - $880; 2021 - $951)	105,301	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,163; 2021 - $732)	95,908	79,839
Derivative liabilities (cost: 2021 - $31)	-	2,412
Payable for unsettled trades	-	5,397
Accounts payable, accrued expenses and other liabilities	4,689	4,819
Accrued interest payable	4,330	2,020
Due to affiliates	1,261	1,799
Management and incentive fees payable	3,861	4,541
Total Liabilities	$377,943	$368,179
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,906,833 issued, and 9,608,913 outstanding at September 30, 2022, and 9,867,998 issued, and 9,699,695 outstanding at December 31, 2021	$97	$97
Capital in excess of par value	731,358	733,095
Total distributable (loss) earnings	(479,873)	(453,070)
Total Net Assets	$251,582	$280,122
Total Liabilities and Net Assets	$629,525	$648,301
NET ASSET VALUE PER COMMON SHARE (1)	$26.18	$28.88

(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$13,727	$16,370	$37,043	$48,283
Non-controlled affiliated investments	823	1,775	2,271	2,670
Controlled affiliated investments	-	(5)	-	(5)
Total interest income	$14,550	$18,140	$39,314	$50,948
Payment-in-kind income:
Non-controlled/non-affiliated investments	$1,505	$1,225	$3,830	$3,078
Non-controlled affiliated investments	74	71	403	95
Controlled affiliated investments	161	-	181	-
Total payment-in-kind income	$1,740	$1,296	$4,414	$3,173
Dividend income:
Non-controlled affiliated investments	$1,149	$2,070	$3,099	$3,997
Controlled affiliated investments	1,033	373	3,262	3,015
Total dividend income	$2,182	$2,443	$6,361	$7,012
Fees and other income	$537	$1,032	$908	$1,628
Total investment income	$19,009	$22,911	$50,997	$62,761
EXPENSES
Management fees	$2,082	$2,065	$6,305	$5,772
Performance-based incentive fees	1,780	1,939	4,627	6,333
Interest and amortization of debt issuance costs	4,673	3,408	11,906	10,315
Professional fees	759	490	2,483	2,680
Administrative services expense	862	760	2,531	2,092
Other general and administrative expenses	461	531	1,323	1,928
Total expenses	$10,617	$9,193	$29,175	$29,120
NET INVESTMENT INCOME	$8,392	$13,718	$21,822	$33,641
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	$(8,560)	$(2,970)	$(26,339)	$(10,193)
Non-controlled affiliated investments	(527)	(961)	(197)	(1,180)
Derivatives	-	-	(2,095)	-
Net realized gain (loss) on investments	$(9,087)	$(3,931)	$(28,631)	$(11,373)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(318)	$310	$5,381	$5,143
Non-controlled affiliated investments	338	182	(874)	1,770
Controlled affiliated investments	(2,988)	(955)	(7,661)	1,553
Derivatives	-	(179)	2,442	(873)
Net unrealized gain (loss) on investments	$(2,968)	$(642)	$(712)	$7,593
Tax (provision) benefit on realized and unrealized gains (losses) on investments	$(542)	$-	$(1,059)	$-
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(12,597)	$(4,573)	$(30,402)	$(3,780)
Realized gains (losses) on extinguishments of debt	$-	$-	$-	$(1,835)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,205)	$9,145	$(8,580)	$28,026
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share (1):
Basic and Diluted:	$(0.44)	$1.00	$(0.89)	$3.41
Net Investment Income Per Common Share (1):
Basic and Diluted:	$0.87	$1.50	$2.26	$4.10
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	9,602,712	9,131,456	9,644,870	8,213,661
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operations:
Net investment income	$21,822	$33,641
Net realized gains (losses) from investment transactions	(28,631)	(11,373)
Realized gains (losses) from extinguishments of debt	-	(1,835)
Net change in unrealized appreciation (depreciation) on investments	(712)	7,593
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(1,059)	-
Net increase (decrease) in net assets resulting from operations	$(8,580)	$28,026

Stockholder distributions:
Distributions of ordinary income	$(18,223)	$(14,573)
Net decrease in net assets resulting from stockholder distributions	$(18,223)	$(14,573)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$888	$444
Stock repurchases	(3,004)	(1,827)
Private placement and other	379	42,714
Net increase (decrease) in net assets resulting from capital share transactions	$(1,737)	$41,331

Net assets at beginning of period	$280,122	$216,264
Net assets at end of period	$251,582	$271,048
Net asset value per common share (2)	$26.18	$29.71
Common shares outstanding at end of period (2)	9,608,913	9,123,275
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(8,580)	$28,026
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	28,631	11,373
Net change in unrealized (appreciation) depreciation from investments	712	(7,593)
Purchases of investments	(180,299)	(215,216)
Proceeds from sales and redemptions of investments	140,390	219,760
Net accretion of investments	(8,595)	(25,673)
Amortization of debt issuance costs	915	729
Realized (gains) losses on extinguishments of debt	-	1,835
Net payment-in-kind income	(4,413)	(2,430)
Cash consideration net of cash acquired from mergers	-	13,581
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	7,943	18,037
(Increase) decrease in interest and dividends receivable	2,348	(1,256)
(Increase) decrease in due from affiliates	(84)	(107)
(Increase) decrease in other assets	446	(2,417)
Increase (decrease) in payable for unsettled trades	(5,397)	4,903
Increase (decrease) in accrued interest payable	2,310	2,256
Increase (decrease) in management and incentive fees payable	(680)	411
Increase (decrease) in due to affiliates	(538)	(615)
Increase (decrease) in accounts payable and accrued expenses	(130)	2,173
Net cash (used in) provided by operating activities	$(25,021)	$47,777
FINANCING ACTIVITIES:
Debt issuance costs	$(805)	$(997)
Private placement and other	379	4,020
Stock repurchase program	(3,004)	(1,827)
Distributions to stockholders	(17,335)	(14,129)
Repurchase of 6.125% Notes Due 2022	-	(76,726)
Repayment of 2018-2 Secured Notes	-	(88,000)
Repurchase of 6.125% Notes from HCAP acquisition	-	(28,750)
Issuance of 4.875% Notes Due 2026	-	105,570
Borrowings from Revolving Credit Facilities	16,500	19,750
Net cash (used in) provided by financing activities	$(4,265)	$(81,089)
CHANGE IN CASH AND RESTRICTED CASH	$(29,286)	$(33,313)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	68,340	82,903
CASH AND RESTRICTED CASH, END OF PERIOD	$39,054	$49,591
Amounts per balance sheet:
Cash and cash equivalents	$16,871	$28,540
Restricted cash	22,183	21,051
Total Cash and Restricted cash	$39,054	$49,591
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$1,448	$7,331
Reinvestment of distributions	$888	$444

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	9.8% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,988	$7,811	$7,809	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	1.0% Cash			8/31/28	8/31/22	-	(34)	(34)	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash			8/29/29	8/31/22	-	(8)	(8)	(7)(12)(13)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash			8/29/29	8/31/22	-	(10)	(10)	(7)(12)(13)(20)
Accurate Background, LLC	Term Loan	Services: Business	9.7% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,970	2,743	2,828	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	9.7% Cash	L+6.00%	1.00%	3/26/27	9/7/22	1,500	1,374	1,429	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	12.0% Cash			4/14/27	4/14/22	13,347	13,347	12,864	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	8.9% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	1,000	983	983	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	7.8% Cash	L+5.00%		8/15/25	10/28/20	2,339	2,051	2,320	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	9.9% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,913	4,845	4,777	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	9.6% Cash	L+6.25%	1.00%	10/6/26	12/9/20	750	736	723	(7)(12)(20)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	7.9% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	2,963	2,940	2,904	(7)(12)(13)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	4,944	4,821	4,085	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	7.8% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	587	582	576	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	8.1% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,493	3,271	3,292	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	8.2% Cash	L+5.25%	1.00%	6/22/23	10/28/20	168	168	156	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	10.3% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,684	6,541	6,674	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	13.2% Cash + 2.8% PIK	L+9.50%		11/15/26	11/15/21	11,763	11,526	11,410	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.0% Cash	L+9.50%	1.00%	11/15/26	11/15/21	1,000	978	967	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	12.4% Cash	L+9.50%	1.00%	12/31/22	8/9/22	500	500	485	(7)(12)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	8.6% Cash	L+5.50%	0.75%	7/21/27	7/21/21	3,135	3,103	3,095	(7)(12)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	8.6% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,975	1,980	(7)(12)(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	High Tech Industries	0.5% Cash			3/9/27	10/1/21	-	(5)	(12)	(7)(12)(13)(20)
Appfire Technologies, LLC	Term Loan	High Tech Industries	8.6% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	4,304	4,296	4,274	(7)(12)(13)
Beta Plus Technologies, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	7.8% Cash	SOFR+5.25%		7/1/29	7/1/22	16,000	15,692	15,680	(7)(12)(13)
Beta Plus Technologies, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	0.4% Cash			7/1/27	7/1/22	-	-	-	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	8.9% Cash	L+5.75%	1.00%	10/21/27	10/29/21	502	491	466	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	8.7% Cash	L+5.75%	1.00%	10/21/26	10/29/21	384	361	317	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	8.9% Cash	L+5.75%	1.00%	12/22/26	12/22/20	2,145	2,115	2,099	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	8.8% Cash	L+5.75%	1.00%	12/22/26	12/22/20	763	757	746	(7)(12)(13)(20)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	8.8% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,831	2,814	2,796	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	8.3% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,093	1,086	1,074	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	8.3% Cash	L+6.00%	1.00%	6/18/23	11/17/21	6,625	6,595	6,509	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	9.4% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,960	3,927	3,714	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	9.7% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,922	6,859	6,853	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	8.6% Cash	SOFR+5.75%	1.00%	10/9/24	10/28/20	960	923	960	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	5.3% Cash + 6.5% PIK	SOFR+2.50%		10/9/25	10/28/20	9,650	8,564	8,716	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	8.6% Cash	SOFR+5.75%		10/9/24	8/22/22	39	37	39	(7)(12)(13)(20)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.6% Cash	L+5.50%	1.00%	7/16/23	1/11/21	466	$466	$466	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	8.6% Cash	L+5.50%	1.00%	7/16/23	1/11/21	461	461	461	(7)(12)(13)(20)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.6% Cash	L+5.50%	1.00%	1/26/24	10/1/21	6,670	6,003	6,458	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			12/31/22	6/9/21	1,450	1,450	1,443	(7)(12)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	8.8% Cash	L+6.00%	1.00%	11/1/26	11/1/21	8,186	8,069	8,069	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/1/26	11/1/21	-	(35)	(28)	(7)(12)(20)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	9.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	633	600	580	(7)(12)(13)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	10.4% Cash	L+6.75%	1.00%	11/23/26	12/8/20	2,752	2,699	2,676	(7)(12)(13)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	7.6% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,496	1,476	1,439	(7)(12)(13)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	7.4% Cash	L+4.25%		7/30/25	12/23/19	816	816	789	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	7.6% Cash	L+4.50%		7/30/25	2/13/20	975	972	973	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	10.2% Cash	L+6.50%		12/14/25	10/28/20	2,266	2,047	2,210	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	8.1% Cash	L+5.00%	0.75%	10/6/28	3/22/22	4,975	4,917	4,805	(7)(12)(13)
Florida Food Products, LLC	First Lein Term Loan	Beverage, Food and Tobacco	8.0% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	2,000	1,883	1,932	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	7.6% Cash	L+4.75%	0.75%	2/25/26	3/18/22	4,900	4,873	4,596	(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	10.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,188	5,795	2,969	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	11.3% Cash	L+8.25%	1.25%	2/15/23	10/28/20	18	18	(4)	(7)(12)(20)
Grindr Capital LLC	Term Loan	Telecommunications	11.7% Cash	L+8.00%	1.50%	6/10/25	6/10/20	3,093	3,063	3,147	(7)(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	8.0% Cash	L+5.75%	1.00%	7/2/27	7/2/21	14,850	14,627	14,701	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	8.4% Cash	L+5.75%	1.00%	7/2/27	7/2/21	6,201	6,074	6,121	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	1,928	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	7.6% Cash + 5.8% PIK	SOFR+3.75%	1.00%	12/21/23	10/28/20	6,676	6,243	5,190	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	7.6% Cash + 5.8% PIK	SOFR+3.75%	1.00%	12/21/23	10/28/20	686	641	533	(7)(12)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	11.9% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,745	5,587	5,587	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	9.1% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,647	2,438	2,323	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	9.2% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,093	2,060	2,049	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	9.0% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,152	11,996	11,804	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	8.4% Cash	EURIBOR+6.00%	1.00%	11/23/27	11/23/21	872	859	847	(7)(12)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	8.3% Cash	L+6.00%		10/1/24	10/28/20	2,773	2,517	2,256	(7)(13)
Lucky Bucks Holdings LLC	Term Loan	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,482	5,393	4,564	(7)(12)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	8.3% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,813	4,734	4,259	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	8.5% Cash	L+6.25%	1.00%	4/11/23	10/28/20	7,008	6,804	6,911	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	8.5% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	333	336	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	9.2% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,714	3,269	3,388	(7)(12)(13)
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	9.5% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,578	5,450	5,578	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash			8/11/28	8/11/21	-	(25)	-	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			12/6/26	10/28/20	-	-	(3)	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	9.2% Cash	L+5.50%	1.00%	12/6/27	10/28/20	8,030	7,427	7,988	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	5.6% Cash + 3.7% PIK	L+3.25%	1.00%	9/28/24	2/4/22	6,210	5,830	5,690	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	6.3% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	413	368	379	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	6.0% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	181	181	166	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	6.3% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	1/20/22	179	178	164	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	8.6% Cash	L+5.50%	1.25%	7/26/23	10/28/20	5,803	$5,568	$5,785	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	9.1% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,936	6,875	6,762	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	9.1% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,893	2,896	2,821	(7)(12)(13)
Nasco Healthcare Inc.	Term Loan	Consumer goods: Non-durable	8.3% Cash	L+5.50%	1.00%	6/30/23	1/1/22	2,211	2,187	2,197	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	10.7% Cash	L+7.00%	1.00%	12/29/22	10/28/20	4,962	4,883	4,888	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	10.7% Cash	L+7.00%	1.00%	12/29/22	10/28/20	454	447	447	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	10.6% Cash	L+7.00%	1.00%	12/29/22	10/28/20	609	598	598	(7)(12)(13)(20)
Naviga Inc.	Term Loan	Services: Business	10.7% Cash	L+7.00%	1.00%	12/29/22	3/1/21	707	704	696	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	10.7% Cash	L+7.00%	1.00%	12/29/22	3/1/21	750	749	739	(7)(12)
Naviga Inc.	Term Loan	Services: Business	10.7% Cash	L+7.00%	1.00%	12/29/22	3/2/22	405	404	399	(7)(12)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	7.9% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	2,835	2,811	2,792	(7)(12)(13)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	8.3% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	103	97	83	(7)(12)(13)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries				6/9/29	6/9/22	-	-	(3)	(7)(12)(13)(20)
Netwrix Corporation	Revolver	High Tech Industries	0.5% Cash			6/9/29	6/9/22	-	(11)	(17)	(7)(12)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			12/31/22	1/27/22	14,477	14,477	13,248	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	9.4% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,786	7,666	7,378	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/21/24	10/28/20	732	680	722	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,503	2,324	2,468	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	7.4% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,512	1,406	1,492	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,603	1,356	1,146	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,459	1,245	195	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,127	1,116	1,066	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	53	53	38	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	373	369	358	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	8.9% Cash	L+5.75%	1.00%	1/2/25	12/30/21	2,048	2,032	2,012	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	8.9% Cash	L+5.75%	1.00%	1/2/25	12/30/21	555	536	521	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	8.8% Cash	L+5.75%	1.00%	4/22/27	4/21/21	9,523	9,460	9,265	(7)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	9.1% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	8,000	7,189	7,180	(7)(12)(13)
Project Leopard Holdings, Inc.	First Lien Term Loan	High Tech Industries	7.8% Cash	SOFR+5.25%	1.00%	6/15/29	6/15/22	8,000	7,455	7,203	(7)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	5.8% Cash	L+4.75%	1.00%	8/3/24	12/23/19	2,765	2,761	2,661	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	9.1% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,398	4,722	4,102	(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	7.3% Cash	L+4.25%		7/9/25	1/26/21	7,000	6,282	5,929	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	9.5% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,108	6,028	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	9.1% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,484	4,377	4,304	(7)(12)(13)
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	8.2% Cash	L+4.50%	1.00%	11/1/24	3/21/22	992	949	877
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,628	2,628	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	8.1% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,283	5,876	6,192	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan A	Services: Business	13.1% Cash	L+10.00%		11/16/23	2/15/22	3,050	2,943	3,050	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan B	Services: Business	12.0% Cash + 2.0% PIK			11/16/23	2/15/22	2,540	2,409	2,421	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	14.2% Cash	SOFR+12.24%	2.00%	8/1/24	6/9/21	5,460	5,080	5,089	(7)(12)(17)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	7.6% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,692	$1,688	$1,597	(7)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	8.5% Cash	SOFR+6.00%	1.00%	10/2/27	10/1/21	7,969	7,953	7,949	(7)(12)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	SOFR+6.00%		10/2/27	5/2/22	397	386	384	(7)(12)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash			10/2/27	5/2/22	-	(3)	(2)	(7)(12)(20)
Tailwind Randys, LLC	Initial Term Loan	Automotive	9.3% Cash	SOFR+5.50%	1.00%	5/16/25	12/23/19	4,838	4,800	4,763	(7)(12)(13)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	8.6% Cash	L+5.50%	1.00%	6/28/24	12/8/20	5,530	5,521	5,497	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	8.6% Cash	L+5.50%	1.00%	6/28/24	12/23/19	730	729	725	(7)(12)(13)(20)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	8.7% Cash + 0.5% PIK	L+5.75%	1.00%	9/8/23	12/23/19	907	906	847	(7)(12)(13)
Wework Companies LLC	First Lien Term Loan - Last Out Lender	Banking, Finance, Insurance & Real Estate	9.6% Cash	SOFR+6.50%	0.75%	11/30/23	6/30/22	7,000	6,971	6,923	(12)(13)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	8.7% Cash	L+5.00%	1.00%	11/18/24	12/18/19	2,100	2,082	2,100	(7)(12)(13)
Total Senior Secured Loans (165% of net asset value at fair value)									$426,052	$415,819
Junior Secured Loans
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	9.3% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	$3,974	$3,910	(7)(12)(13)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	9.9% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,389	5,063	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	10.6% Cash	L+7.50%		7/23/26	12/18/19	400	374	380	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	12.7% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,487	1,289	(7)(13)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	11.7% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,286	1,343	(7)(12)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	13.2% Cash	L+9.50%	1.00%	11/21/24	12/23/19	1,600	1,587	1,376	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	9.3% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,951	5,768	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	10.3% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,956	4,510	(7)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	10.1% Cash	L+7.00%		9/4/26	12/8/20	7,700	7,370	7,470	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	11.6% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,128	1,178	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			12/31/22	3/8/22	1,931	1,931	1,931	(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	10.2% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,902	4,975	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	10.5% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,496	3,655	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	11.1% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,987	2,246	(7)(12)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	9.8% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	650	642	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	13.1% Cash + 1.5% PIK	L+10.00%	1.00%	8/24/24	12/23/19	12,759	12,640	12,408	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	74	74	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	10.1% Cash	L+7.00%	1.00%	3/13/26	12/18/19	3,500	3,490	3,391	(7)(12)(13)(17)

Total Junior Loans (24% of net asset value at fair value)									$65,672	$61,535
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to unaudited consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Services: Consumer		5/18/22	-	-	258	(7)(12)(18)(23)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% Cash	5/18/22	146,214	4	157	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	628	-	1,363	(7)(12)(18)(19)(23)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,117,415	2,119	2,351	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	500	580	(7)(12)(18)(23)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	359	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	57	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	90	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	52	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	336	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	82	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	72,949	73	73	(7)(12)(18)(20)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	1,345	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	552	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	246	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing		6/9/21	139	150	281	(7)(12)(18)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	53	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	-	(7)(12)(13)(18)(21)
Coastal Screen and Rail, LLC	Preferred Stock	Construction & Building		6/9/21	150,000	418	400	(7)(12)(18)(21)
EJF Investments Ltd.	Preferred Equity	Banking, Finance, Insurance & Real Estate		6/17/20	1,000,000	1,256	1,317	(3)(18)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	478	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense		6/9/21	1,938	280	250	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	1,260	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(23)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries		6/9/21	131,081	4,315	6,200	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,290	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	460	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	1,478	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Ravn Air Liquidation Trust	Equity	Aerospace and Defense		10/1/21	1,049	200	8	(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	357	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business		6/9/21	100,000	44	3	(7)(12)(18)
South Street Securities Holdings, Inc	Warrant	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	455	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business		6/9/21	105	63	118	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		6/9/21	10	159	431	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		6/9/21	185	425	723	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (10% of net asset value at fair value)						$27,679	$24,487

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 11.2%	CLO Fund Securities	4/20/30	22.2%	4/9/14	$4,175	$2,835	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,534	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 9.9%	CLO Fund Securities	10/27/31	24.8%	9/27/18	6,261	5,294	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 0%	CLO Fund Securities	11/1/28	6.8%	10/10/13	1,157	950	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 6.3%	CLO Fund Securities	7/17/29	57.2%	10/22/21	6,407	6,396	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 7.1%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,811	9,148	(3)(12)
Total CLO Fund Securities (10% of net asset value at fair value)						$37,411	$24,623

See accompanying notes to unaudited consolidated financial statements.

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	-	-	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	7/19/17	$27,415	$18,190	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	27,724	26,951	(9)(16)(17)(20)
Total Joint Venture (18% of net asset value at fair value)				$55,139	$45,141

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$8	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Coastal Screen and Rail, LLC	Derivatives	Construction & Building	6/9/21	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$8

Total Investments[4] (227% of net asset value at fair value)				$630,191	$571,656

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2022 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2022. As noted in the table above, 74.8% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of September 30, 2022 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $627.5 million. The aggregate gross unrealized appreciation is approximately $33.8 million, the aggregate gross unrealized depreciation is approximately $37.7 million., and the net unrealized depreciation is approximately $3.8 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 84.7% of the total assets at September 30, 2022.
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
(13)
As of September 30, 2022, this investment is pledged to secure the Company’s debt obligations.
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
(16)
See Note 4 - Investments for additional information regarding the Company's investment in Series A-Great Lakes Funding II LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of September 30, 2022:

See accompanying notes to unaudited consolidated financial statements.

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$8

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150	400,000	10/31/22	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$0.16	20	5/13/23	$-
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2021:

($ in thousands)
Description	Payments made	Payments received	Counterparty	Maturity date	Notional amount	Value	Upfront payments/receipts	Unrealized gain (loss)
Securities Swap and Option Agreement	18% PIK	16% Cash	Advantage Capital Holdings LLC.	9/15/24	$5,500	$(2,422)	$-	$(2,422)

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$10

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Coastal Screen and Rail	-	$150	400,000	8/31/2022	$-

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2022(4)	2021(4)
Per Share Data:
Net asset value, at beginning of period	$28.88	$28.77
Net investment income(1)	2.26	4.09
Net realized gains (losses) from investments(1)	(2.97)	(1.38)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.07)	0.92
Realized gains (losses) from extinguishment of debt(1)	-	(0.22)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(0.11)	-
Net (decrease) increase in net assets resulting from operations	$(0.89)	$3.41
Net decrease in net assets resulting from distributions	$(1.89)	$(1.77)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.08	(0.70)
Net asset value, end of period	$26.18	$29.71
Total net asset value return(2)	(1.6)%	9.4%
Total market return(3)	(8.0)%	47.7%
Ratio/Supplemental Data:
Per share market value at beginning of period	$24.76	$17.68
Per share market value at end of period	$21.00	$24.35
Shares outstanding at end of period	9,608,913	9,123,275
Net assets at end of period	$251,582	$271,048
Portfolio turnover rate(5)	25.0%	41.8%
Asset coverage ratio	167%	178%
Ratio of net investment income to average net assets (annualized)	11.0%	18.4%
Ratio of total expenses to average net assets (annualized)	14.7%	16.0%
Ratio of interest expense to average net assets (annualized)	6.0%	5.6%
Ratio of non-interest expenses to average net assets (annualized)	8.7%	10.3%

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2022, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the nine months ended September 30, 2022, the Company provided approximately $174.9 million to portfolio companies. Approximately $24.7 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2022, the Company held loans it has made to 93 investee companies with aggregate principal amounts of approximately $508.3 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2022 and 2021, the Company did not recognize any fee income from such or similar activities.

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

Valuation of Portfolio Investments. The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Adviser based on detailed analyses prepared by management and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Adviser may consider other methods of valuation than those set forth below to determine the fair value of Level III investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a readily available market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit accounts and certain overnight investment sweep accounts. The company records cash and cash equivalents at cost, which approximates fair value.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2022, three of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$(4,205)	$9,145	$(8,580)	$28,026
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,602,712	9,131,456	9,644,870	8,213,661
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations(1)	$(0.44)	$1.00	$(0.89)	$3.41
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common stock and net asset value have been adjusted retroactively to reflect the split.
4. INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$426,052	$415,819	73	$361,556	$364,701	66
Junior Secured Loan	65,672	61,535	11	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	27,679	24,487	4	26,680	22,586	4
CLO Fund Securities	37,411	24,623	4	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	55,139	45,141	8	64,365	60,474	11
Derivatives	31	8	0	31	(2,412)	-
Total	$630,191	$571,656	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2022 and December 31, 2021 were as follows:

($ in thousands)	September 30, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,764	$10,522	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	12,007	11,803	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	72,192	74,457	13	41,487	42,858	8
Beverage, Food and Tobacco	12,381	12,237	2	5,511	5,625	1
Capital Equipment	10,679	6,915	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,496	10,379	2	12,692	12,969	2
CLO Fund Securities	37,411	24,623	4	51,561	31,632	6
Construction & Building	10,481	10,530	2	8,966	9,501	2
Consumer goods: Durable	16,804	13,852	2	25,151	24,831	5
Consumer goods: Non-durable	2,187	2,197	0	4,162	4,197	1
Containers, Packaging and Glass	2,761	2,661	1	2,780	2,570	1
Electronics	10,809	10,917	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	1,388	0	7,921	2,355	0
Environmental Industries	4,315	6,200	1	4,315	4,200	1
Finance	7,759	7,757	1	10,916	10,912	2
Forest Products & Paper	1,587	1,376	0	1,583	1,271	0
Healthcare, Education and Childcare	9,740	9,613	2	9,783	9,752	2
Healthcare & Pharmaceuticals	49,296	48,667	9	71,696	62,275	11
High Tech Industries	79,358	73,154	13	58,803	58,715	11
Hotel, Gaming & Leisure	10,128	8,823	2	4,906	4,898	1
Joint Ventures	55,139	45,141	8	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	9,524	9,716	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	281	-	150	246	0
Media: Broadcasting & Subscription	13,081	13,848	2	12,407	13,255	2
Media: Diversified & Production	7,160	7,175	1	6,272	6,365	1
Metals & Mining	15,763	15,052	3	15,342	13,647	3
Retail	10,748	10,787	2	6,144	6,775	1
Services: Business	72,599	73,124	13	76,071	77,798	14
Services: Consumer	8,347	7,980	1	990	990	0
Telecommunications	9,473	8,541	2	7,521	6,675	1
Textiles and Leather	12,640	12,408	2	12,496	11,095	2
Transportation: Cargo	11,566	11,484	2	-	-	-
Transportation: Consumer	7,666	7,377	1	7,795	7,837	1
Total	$630,191	$571,656	100%	$605,396	$547,573	100%
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

At September 30, 2022 and December 31, 2021, the total amount of non-qualifying assets was approximately 15.3% and 15.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 7.2% and 9.3% respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.9% and 4.9% of its total assets on such dates, respectively.

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

In July 2022, the Company received a final cash distribution from Catamaran 2013-1, and the Company's investment in Catamaran 2013-1 was redeemed in full.

Affiliate Investments:

The following table details investments in affiliates at September 30, 2022 (unaudited):

($ in thousands)	Industry Classification	Fair Value as of December 31, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of September 30, 2022	Principal / Shares at September 30, 2022	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	256	-	-	-	(6)	-	250	1,938	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	4,261	(2,783)	-	1,478	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	1,931	-	-	-	-	1,931	1,931	181	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	23,062	-	-	-	(4,872)	-	18,190	27,220	-	3,262
Total controlled affiliates		$23,361	$1,931	$-	$4,261	$(7,661)	$-	$21,892		$181	$3,262

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	$37,412	$1,700	$-	$(38,124)	$(461)	$(527)	$-	-	$-	3,099
Series A-Great Lakes Funding II LLC(5)(6)(8)	Joint Venture	-	(10,399)	-	38,124	(774)	-	26,951	27,724,363	-	-
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	677	(742)	-	-	(147)	212	-	-	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	-	500	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(8)	Energy: Electricity	-	171	-	-	-	-	171	500	-	-
GreenPark Infrastructure, LLC(5)(8)	Energy: Electricity	-	-	-	-	-	-	-	-	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,612	-	-	-	(322)	-	1,290	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	12,280	401	(10)	-	577	-	13,248	14,477	1,089	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	460	-	460	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	492	-	-	-	60	-	552	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	219	-	-	-	27	-	246	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	336	-	-	-	387	-	723	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	201	-	-	-	230	-	431	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,160	-	155	-	(226)	-	5,089	5,460	375	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	1,531	(1,536)	33	-	(28)	-	-	-	57	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	2,598	(2,628)	110	-	(80)	-	-	-	107	-
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	535	(369)	-	-	(284)	118	-	-	-	-
Navex Topco, Inc.(1)(2)(5)	Electronics	7,609	-	63	-	(202)	-	7,470	7,700	470	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,480	-	2	-	(91)	-	3,391	3,500	223	-
Total Non-controlled affiliates		$74,142	$(12,902)	$353	$-	$(874)	$(197)	$60,522		$2,321	$3,099

Total Affiliated Investments		$97,503	$(10,971)	$353	$4,261	$(8,535)	$(197)	$82,414		$2,502	$6,361
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

Investments in Joint Ventures

For the three months ended September 30, 2022 and 2021, the Company recognized $2.2 million and $2.4 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2022 and 2021, the Company recognized $6.4 million and $7.0 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $45.1 million and $60.5 million, respectively.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of September 30, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	28,703	35,841
Total Assets	$28,703	$35,841
Total Liabilities	$164	$164
Total Equity	$28,539	$35,677
Total Liabilities and Equity	$28,703	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income	$2,542	$1,620	$6,938	$4,919
Operating expenses	2	36	5	52
Net investment income	$2,540	$1,584	$6,933	$4,867
Unrealized appreciation on investments	$(4,199)	$(766)	$(9,282)	$564
Net income	$(1,659)	$818	$(2,349)	$5,431

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 23.7%, 12/29 maturity	100.0%	$42,990	$28,703
Total Investments			$42,990	$28,703
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

Series A – Great Lakes Funding II LLC

In August 2022, the Company invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture. In connection with the launch of the Great Lakes II Joint Venture, the Company entered into a series of transactions pursuant to which the Company’s prior investment in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Prior Great Lakes Joint Venture”), and the corresponding assets held by the Prior Great Lakes Joint Venture in respect of the Company’s investment in BCP Great Lakes Holdings LP, were transferred to the Great Lakes II Joint Venture in complete redemption of the Company’s investment in BCP Great Lakes Holdings LP.

The Great Lakes II Joint Venture is a Delaware series limited liability company, and pursuant to the terms of the Great Lakes Funding II LLC Limited Liability Company Agreement (the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series would be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any advisory fees in connection with its investment in the Great Lakes II Joint Venture. Certain other funds managed by the Adviser or its affiliates have also invested in the Great Lakes II Joint Venture.

The fair value of the Company’s investment in the Great Lakes II Joint Venture at September 30, 2022 was $27.0 million. The fair value of the Company’s investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2022, the Company has a $21.7 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2022 (unaudited) and December 31, 2021, respectively:

	As of September 30, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,152	$412,245	$-	$477,397
Equity securities	1,317	-	23,170	-	24,487
CLO Fund securities	-	-	24,623	-	24,623
Joint Ventures	-	-	18,190	26,951	45,141
Derivatives	-	-	8	-	8
Total	$1,317	$65,152	$478,236	$26,951	$571,656

	As of December 31, 2021
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	—	42,861	392,432	—	435,293
CLO Fund securities	—	—	31,632	—	31,632
Equity securities	1,594	—	20,992	—	22,586
Joint Ventures	—	—	23,062	37,412	60,474
Derivatives	—	—	(2,412)	—	(2,412)
Total	$1,594	$42,861	$465,706	$37,412	$547,573

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at September 30, 2022 was $27.0 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Nine Months Ended September 30, 2022
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2021	$392,432	$20,992	$31,632	$23,062	$(2,412)	$465,706
Transfers out of Level III¹	(13,988)	-	-	-	-	(13,988)
Transfers into Level III²	5,351	-	-	-	-	5,351
Net accretion	7,810	-	3,476	-	-	11,286
Purchases	153,420	3,817	-	-	-	157,237
Sales/Paydowns/Return of Capital	(120,378)	(4,092)	(5,571)	-	2,075	(127,966)
Total realized gain (loss) included in earnings	(14,624)	1,271	(12,054)	-	(2,095)	(27,502)
Change in unrealized gain (loss) included in earnings	2,222	1,182	7,140	(4,872)	2,440	8,112
Balance, September 30, 2022	$412,245	$23,170	$24,623	$18,190	$8	$478,236
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(10,299)	$1,613	$4,722	$(4,872)	$(2)	$(8,838)
(1)
Transfers out of Level III represent a transfer of $14.0 million relating to debt securities and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2022.
(2)
Transfers into Level III represent a transfer of $5.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2022.

	Nine Months Ended September 30, 2021
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245	$12,537	$19,583	$19,749	$(1,109)	$385,005
Transfers out of Level III¹	(13,819)	-	-	-	-	(13,819)
Transfers into Level III²	20,127	-	-	-	-	20,127
Net accretion	23,180	-	-	-	-	23,180
Purchases	443,996	8,755	-	2,500	-	455,251
Sales/Paydowns/Return of Capital	(409,189)	(4,481)	(6,441)	-	(880)	(420,991)
Total realized gain (loss) included in earnings	(7,209)	174	(5,323)	-	880	(11,478)
Change in unrealized gain (loss) included in earnings	(8,067)	3,767	9,355	1,697	(873)	5,879
Balance, September 30, 2021	$383,264	$20,752	$17,174	$23,946	$(1,982)	$443,154
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$7,905	$3,068	$4,031	$1,697	$-	$16,701
(1)
Transfers out of Level III represent a transfer of $13.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2021.
(2)
Transfers into Level III represent a transfer of $20.1 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2021.

As of September 30, 2022 and December 31, 2021, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $65.2 million and $42.9 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$4,939	Enterprise Value	Average EBITDA Multiple	0.4x-6.4x (4.0x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	374,672	Income Approach	Implied Discount Rate	5.1%-44.9% (13.3%)
	32,634	Recent Transaction	Implied Discount Rate	7.0%-14.0% (9.5%)
	20,626	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-15.5x (6.8x)
Equity Securities			Recovery Rate	0.9x-0.9x (0.9x)
	1,800	Income Approach	Implied Discount Rate	14.0%-15.0% (14.8%)
	744	Recent Transaction	Implied Discount Rate	12.4%-18.7% (13.0%)
			Discount Rate	19.4%-25.6% (22.5%)
			Probability of Default	1.5%-2.0% (1.8%)
CLO Fund Securities	24,623	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	21.6%-23.2% (22.4%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	18,190	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	8	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$478,236
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

The following table details derivative investments at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(2)	$8	$8	$-	$(2)
Put option(2)	150	-	-	-
Securities Swap and Option Agreement(1)	-	-	(2,095)	2,442
Total	$158	$8	$(2,095)	$2,440
(1) Net amount included in the derivative caption on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) (1)	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$10	$-	$(2)
Put option	150	-	-	-
Securities Swap and Option Agreement	5,500	(2,422)	880	(1,301)
Total	$5,658	$(2,412)	$880	$(1,303)
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

Management fees for the three months ended September 30, 2022 and 2021 were approximately $2.1 million and $2.1 million, respectively. Management fees for the nine months ended September 30, 2022 and 2021 were approximately $6.3 million and $5.8 million, respectively. Incentive fees for the three months ended September 30, 2022 and 2021 were approximately $1.8 million and $1.9 million, respectively. Incentive fees for the nine months ended September 30, 2022 and 2021 were approximately $4.6 million and $6.3 million, respectively.

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

The Company incurred $862 thousand and $2.5 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2022. The Company incurred $760 thousand and $2.1 million, respectively, of Administrative services expense for the three and nine months ended September 30, 2021.

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
•
costs of winding up our affairs;-
•
costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;
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

Related Party Trades

For the nine months ended September 30, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and nine months ended September 30, 2021.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	September 30, 2022	December 31, 2021

2018-2 Secured Notes (net of discount of: 2022 - $1,270; 2021 - $1,403)	$162,593	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,819; 2021 - $2,157; net of deferred financing costs of: 2022 - $880; 2021 - $951)	105,301	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,163; 2021 - $732)	95,908	79,839
	$363,802	$347,191

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2022 was 5.0% and 5.2 years, respectively, and as of December 31, 2021 were 3.2% and 5.4 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.8 million and unamortized offering costs of approximately $880 thousand as of September 30, 2022. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.3 million at September 30, 2022. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the three and nine months ended September 30, 2021, interest expense related to the 6.125% Notes Due 2022 was approximately $0 and $2.0 million, respectively.

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

At September 30, 2022, GLPRF LLC was in compliance with all of its debt covenants and $97.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $95.9 million at September 30, 2022 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

For the three months ended September 30, 2022 and 2021 interest and fees expense related to the Revolving Credit Facility was approximately $1.2 million and $722 thousand, respectively. For the nine months ended September 30, 2022 and 2021 interest and fees expense related to the Revolving Credit Facility was approximately $2.9 million and $2.2 million, respectively.

2018-2 Secured Notes

($ in thousands)
September 30, 2022	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$11,487	$11,580	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,322	78,933	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$162,593	$163,863
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three-month USD LIBOR.

($ in thousands)
December 31, 2021	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$11,487	$11,580	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,189	78,933	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$162,460	$163,863
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

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of September 30, 2022 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of September 30, 2022. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of September 30, 2022, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
March 31, 2022(8)	352,434	1,775	—	N/A
June 30, 2022(9)	364,934	1,702	—	N/A
September 30, 2022(10)	368,934	1,668	—	N/A
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
(10)
As of September 30, 2022, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $97,071 and 2018-2 Secured Notes of $163,863.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2021). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021

Net (decrease) increase in net assets resulting from operations	$(8,580)	$28,026
Tax (provision) benefit on realized and unrealized gains (losses) on investments	1,059	-
Net change in unrealized depreciation (appreciation) from investments	712	(7,593)
Net realized losses	28,631	13,208
Book/tax differences on CLO equity investments	(1,323)	3,030
Book/tax differences related to mergers and partnership investments	1,208	(17,490)
Other book/tax differences	385	1,301
Taxable income before deductions for distributions	$22,092	$20,482
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$2.29	$2.49
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and nine months ended September 30, 2022, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At September 30, 2022, the Company had a net capital loss carryforward of $416.3 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the nine months ended September 30, 2022, the taxable subsidiaries’ activity resulted in a provision for income taxes of $1.1 million. As of September 30, 2022, the taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and of $2.9 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2022 and December 31, 2021, the Company had $54.4 million and $47.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of September 30, 2022 the Company had a $21.7 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	September 30, 2022
Accordion Partners LLC	Delayed Draw Term Loan	$698
Accordion Partners LLC	Delayed Draw Term Loan	872
Accordion Partners LLC	Revolver	1,531
AMCP Pet Holdings, Inc.	Revolving Loan	250
Analogic Corporation	Revolver	35
Anthem Sports & Entertainment Inc.	Revolver	83
Appfire Technologies, LLC	Delayed Draw Term Loan	1,665
Beta Plus Technologies, Inc.	Revolver	2,415
Bradshaw International Parent Corp.	Revolver	538
Bristol Hospice	Delayed Draw Term Loan	55
Centric Brands Inc.	Revolver	58
Centric Brands Inc.	Revolver	109
Critical Nurse Staffing, LLC	Revolver	2,000
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Global Integrated Flooring Systems Inc.	Revolver	25
H.W. Lochner, Inc.	Revolver	1,799
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	77
Netwrix Corporation	Delayed Draw Term Loan - First Lien	1,222
Netwrix Corporation	Revolver	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	192
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
TA/WEG Holdings, LLC	Delayed Draw Term Loan	4,603
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
Aperture Dodge 18 LLC	Equity - Unfunded	2,927
GreenPark Infrastructure, LLC	Preferred Equity	1,829
Series A-Great Lakes Funding II LLC	Joint Ventures	21,749
Total Unfunded Portfolio Company Commitments		$54,394

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30, 2022
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2022	$97	$733,095	$(453,070)	$280,122
Net investment income	-	-	7,908	7,908
Net change in unrealized appreciation on investments	-	-	2,143	2,143
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(5,553)	(5,553)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(440)	(440)
Distributions to Stockholders	-	-	(6,111)	(6,111)
Reinvested Dividends	-	338	-	338
Stock-repurchase	-	(545)	-	(545)
Private placement and other	-	439	-	439
Balance, March 31, 2022	$97	$733,327	$(455,123)	$278,301
Net investment income	$-	$-	$5,522	$5,522
Net change in unrealized appreciation on investments	-	-	113	113
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(13,991)	(13,991)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(77)	(77)
Distributions to Stockholders	-	-	(6,064)	(6,064)
Reinvested Dividends	-	346	-	346
Stock-repurchase	-	(2,459)	-	(2,459)
Private placement	-	(25)	-	(25)
Balance, June 30, 2022	$97	$731,189	$(469,620)	$261,666
Net investment income	$-	$-	$8,392	$8,392
Net change in unrealized appreciation on investments	-	-	(2,968)	(2,968)
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(9,087)	(9,087)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(542)	(542)
Distributions to Stockholders	-	-	(6,048)	(6,048)
Reinvested Dividends	-	204	-	204
Stock-repurchase	-	-	-	-
Private placement	-	(35)	-	(35)
Balance, September 30, 2022	$97	$731,358	$(479,873)	$251,582

	For the Nine Months Ended September 30, 2021
($ in thousands)	Common Stock(1)	Capital in Excess of Par Value(1)	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2021	$75	$639,136	$(422,947)	$216,264
Net investment income	-	-	8,213	8,213
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(6,921)	(6,921)
Net change in unrealized appreciation on investments	-	-	6,745	6,745
Distributions to Stockholders	-	-	(4,510)	(4,510)
Reinvested Dividends	-	64	-	64
Balance at March 31, 2021	$75	$639,200	$(419,420)	$219,855
Net investment income	$-	$-	$11,710	$11,710
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(2,356)	(2,356)
Net change in unrealized appreciation on investments	-	-	1,490	1,490
Distributions to Stockholders	-	-	(4,594)	(4,594)
Reinvested Dividends	-	165	-	165
Stock-repurchase	-	(380)	-	(380)
Private placement	2	4,017	-	4,019
HCAP purchase (net of offering expenses)	15	38,680	-	38,695
Balance, June 30, 2021	$92	$681,682	$(413,170)	$268,604
Net investment income	$-	$-	$13,718	$13,718
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(3,931)	(3,931)
Net change in unrealized appreciation on investments	-	-	(642)	(642)
Distributions to Stockholders	-	-	(5,469)	(5,469)
Reinvested Dividends	-	215	-	215
Stock-repurchase	-	(1,447)	-	(1,447)
Balance, September 30, 2021	$92	$680,450	$(409,494)	$271,048
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

During the three months ended September 30, 2022 and 2021, the Company issued 9,057 and 8,872 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2022 and 2021, the Company issued 38,835 and 18,868 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of September 30, 2022 and December 31, 2021 was 9,608,913 and 9,699,695, respectively. The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the share amounts above have been adjusted to reflect the split.

There were no share repurchases during the three months ended September 30, 2022 under the Renewed Stock Repurchase Program. During the nine months ended September 30, 2022, the Company repurchased 129,617 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $3.0 million. During the three and nine months ended September 30, 2021, the Company repurchased 59,659 and 75,377 shares, respectively under the Stock
Repurchase Program at an aggregate cost of approximately $1.4 million and $1.8 million.

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
11. SUBSEQUENT EVENTS

On November 8, 2022, our Board declared a cash distribution of $0.67 per share of common stock. The distribution is payable on December 13, 2022 to stockholders of record at the close of business as of November 24, 2022.

The Company has evaluated events and transactions occurring subsequent to September 30, 2022 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us, including mergers with unaffiliated funds and affiliated funds, divestures, spin-offs, joint ventures and other similar transactions from time to time. An example of an opportunity we are currently in the initial stages of evaluating is a potential merger with one or more of our affiliated 1940 Act funds, which may result in the use of an exchange ratio other than NAV-for-NAV (including but not limited to relative market price) in connection therewith.

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

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2022 (unaudited) and for the year ended December 31, 2021 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives(1)	Total Portfolio
Fair Value at December 31, 2020 2021 Activity:	$404,861	$13,945	$19,583	$49,349	$(1,109)	$486,629
Purchases / originations / draws	309,363	9,002	18,077	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(4,740)	(11,675)	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	-	4,754	-	-	32,303
Net realized gains (losses)	2,361	(2,176)	(5,323)	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,555	6,216	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021 2022 Activity:	$435,293	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	179,217	7,763	-	1,700	-	188,680
Pay-downs / pay-offs / sales	(125,901)	(8,036)	(5,571)	(10,400)	2,075	(147,833)
Net accretion of interest	8,595	-	3,476	-	-	12,071
Net realized gains (losses)	(14,719)	1,271	(12,054)	(526)	(2,095)	(28,123)
Increase (decrease) in fair value	(5,088)	903	7,140	(6,107)	2,440	(712)
Fair Value at September 30, 2022	$477,397	$24,487	$24,623	$45,141	$8	$571,656
(1)
Certain of the Company's derivatives are included in the non-controlled/non-affiliated investments on the consolidated balance sheets and statement of operations. For the nine months ended September 30, 2022, these derivatives had an increase (decrease) in fair value of $2 thousand.

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

The following table shows the Company’s portfolio by security type at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022 (Unaudited)			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$426,052	$415,819	73	$361,556	$364,701	66
Junior Secured Loan	65,672	61,535	11	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	27,679	24,487	4	26,680	22,586	4
CLO Fund Securities	37,411	24,623	4	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	55,139	45,141	8	64,365	60,474	11
Derivatives	31	8	0	31	(2,412)	-
Total	$630,191	$571,656	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2022 and December 31, 2021, were as follows:

($ in thousands)	September 30, 2022 (Unaudited)			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,764	$10,522	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	12,007	11,803	2	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	72,192	74,457	13	41,487	42,858	8
Beverage, Food and Tobacco	12,381	12,237	2	5,511	5,625	1
Capital Equipment	10,679	6,915	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,496	10,379	2	12,692	12,969	2
CLO Fund Securities	37,411	24,623	4	51,561	31,632	6
Construction & Building	10,481	10,530	2	8,966	9,501	2
Consumer goods: Durable	16,804	13,852	2	25,151	24,831	5
Consumer goods: Non-durable	2,187	2,197	0	4,162	4,197	1
Containers, Packaging and Glass	2,761	2,661	1	2,780	2,570	1
Electronics	10,809	10,917	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	1,388	0	7,921	2,355	0
Environmental Industries	4,315	6,200	1	4,315	4,200	1
Finance	7,759	7,757	1	10,916	10,912	2
Forest Products & Paper	1,587	1,376	0	1,583	1,271	0
Healthcare, Education and Childcare	9,740	9,613	2	9,783	9,752	2
Healthcare & Pharmaceuticals	49,296	48,667	9	71,696	62,275	11
High Tech Industries	79,358	73,154	13	58,803	58,715	11
Hotel, Gaming & Leisure	10,128	8,823	2	4,906	4,898	1
Joint Ventures	55,139	45,141	8	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	9,524	9,716	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	281	-	150	246	0
Media: Broadcasting & Subscription	13,081	13,848	2	12,407	13,255	2
Media: Diversified & Production	7,160	7,175	1	6,272	6,365	1
Metals & Mining	15,763	15,052	3	15,342	13,647	3
Retail	10,748	10,787	2	6,144	6,775	1
Services: Business	72,599	73,124	13	76,071	77,798	14
Services: Consumer	8,347	7,980	1	990	990	0
Telecommunications	9,473	8,541	2	7,521	6,675	1
Textiles and Leather	12,640	12,408	2	12,496	11,095	2
Transportation: Cargo	11,566	11,484	2	-	-	-
Transportation: Consumer	7,666	7,377	1	7,795	7,837	1
Total	$630,191	$571,656	100%	$605,396	$547,573	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 10.0% and 8.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at September 30, 2022 was spread across 32 different industries and 117 different entities with an average par balance per entity of approximately $3.4 million. As of September 30, 2022, three of our investments were on non-accrual status. As of December 31, 2021, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At September 30, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 15.3% and 15.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 7.2% and 9.3%, of the total assets as of September 30, 2022 and December 31, 2021, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.9% and 4.9% of total assets on such dates, respectively.

Asset Manager Affiliates

As of September 30, 2022, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of September 30, 2022, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2022 and December 31, 2021, we had approximately $24.6 million and $31.6 million, respectively, invested in CLO Fund Securities.

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

Our CLO Fund Securities as of September 30, 2022 and December 31, 2021 were as follows:

($ in thousands)			September 30, 2022		December 31, 2021
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	-	$-	$-	$4,198	$1,779
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2	4,175	2,835	9,679	4,278
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	24.9	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	9.9	2,534	-	2,549	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8	6,261	5,294	8,694	6,314
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,157	950	1,147	1,258
JMP CLO IV Junior Sub Note	Subordinated Notes	57.2	6,407	6,396	8,530	8,105
JMP CLO V Junior Sub Note	Subordinated Notes	57.2	10,811	9,148	10,698	9,898
Total			$37,411	$24,623	$51,561	$31,632
(1)
Represents percentage of class held at September 30, 2022.

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

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

($ in thousands)

	As of September 30, 2022 (Unaudited)	As of December 31, 2021

Cash	$—	$—
Investment at fair value	28,703	35,841
Total Assets	$28,703	$35,841
Total Liabilities	$164	$164
Total Equity	$28,539	$35,677
Total Liabilities and Equity	$28,703	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

($ in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income	$2,542	$1,620	$6,938	$4,919
Operating expenses	2	36	5	52
Net investment income	$2,540	$1,584	$6,933	$4,867
Unrealized appreciation on investments	$(4,199)	$(766)	$(9,282)	$564
Net income	$(1,659)	$818	$(2,349)	$5,431

KCAP Freedom 3 LLC

Schedule of Investments

September 30, 2022

($ in thousands)

(Unaudited)

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
Great Lakes KCAP F3C Senior, LLC(1)(2)	Subordinated Securities, effective interest 23.7%, 12/29 maturity	100.0%	$42,990	$28,703
Total Investments			$42,990	$28,703
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

Series A – Great Lakes Funding II LLC

In August 2022, we invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture. In connection with the launch of the Great Lakes II Joint Venture, we entered into a series of transactions pursuant to which our prior investment in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Prior Great Lakes Joint Venture”), and the corresponding assets held by the Prior Great Lakes Joint Venture in respect of our investment in BCP Great Lakes Holdings LP, were transferred to the Great Lakes II Joint Venture in complete redemption of our investment in BCP Great Lakes Holdings LP.

The Great Lakes II Joint Venture is a Delaware series limited liability company, and pursuant to the terms of the Great Lakes Funding II LLC Limited Liability Company Agreement (the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series would be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. We do not pay any advisory fees in connection with our investment in the Great Lakes II Joint Venture. Certain other funds managed by the Adviser or its affiliates have also invested in the Great Lakes II Joint Venture.

The fair value of our investment in the Great Lakes II Joint Venture at September 30, 2022 was $27.0 million. The fair value of our investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of September 30, 2022, we have a $21.7 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, we had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021.

Revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$13,727	$16,370	$37,043	$48,283
Non-controlled affiliated investments	823	1,775	2,271	2,670
Controlled affiliated investments	-	(5)	-	(5)
Total interest income	$14,550	$18,140	$39,314	$50,948
Payment-in-kind income:
Non-controlled/non-affiliated investments	$1,505	$1,225	$3,830	$3,078
Non-controlled affiliated investments	74	71	403	95
Controlled affiliated investments	161	-	181	-
Total payment-in-kind interest	$1,740	$1,296	$4,414	$3,173
Dividend income:
Non-controlled affiliated investments	$1,149	$2,070	$3,099	$3,997
Controlled affiliated investments	1,033	373	3,262	3,015
Total dividend income	$2,182	$2,443	$6,361	$7,012
Fees and other income	$537	$1,032	$908	$1,628
Total investment income	$19,009	$22,911	$50,997	$62,761

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended September 30, 2022 and 2021 was approximately $19.0 million and $22.9 million, respectively. Investment income for the nine months ended September 30, 2022 and 2021 was approximately $51.0 million and $62.8 million, respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended September 30, 2022 and 2021 approximately $15.4 million and $18.7 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio. For the nine months ended September 30, 2022 and 2021 approximately $40.3 million and $51.9 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio.

At September 30, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 10.0% and 8.1%, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest from investments in debt excluding accretion	$12,232	$14,602	$31,320	$36,750
Purchase discount accounting	1,404	2,790	4,518	11,987
PIK Investment Income	1,740	1,296	4,414	3,173
CLO Income	914	748	3,476	2,211
JV Income	2,182	2,443	6,361	7,012
Service Fees	537	1,032	908	1,628
Investment Income	$19,009	$22,911	$50,997	$62,761
Less : Purchase discount accounting	$(1,404)	$(2,790)	$(4,518)	$(11,987)
Core Investment Income	$17,605	$20,121	$46,479	$50,774

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

Investment Income on Investments in CLO Fund Securities. For the three months ended September 30, 2022 and 2021, approximately $914 thousand and $748 thousand, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2022 and 2021, approximately $3.5 million and $2.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. During the year ended December 31, 2021, we acquired two additional investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended September 30, 2022 and 2021, we recognized $2.2 million and $2.4 million, respectively, in investment income from our investments in Joint Ventures. For the nine months ended September 30, 2022 and 2021, we recognized $6.4 million and $7.0 million, respectively, in investment income from our investments in Joint Ventures. As of September 30, 2022 and December 31, 2021, the fair value of our investments in Joint Ventures was approximately $45.1 million and $60.5 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended September 30, 2022 and 2021, approximately $537 thousand and $1.0 million, respectively, of investment income was attributable to Capital Structuring Fees. For the nine months ended September 30, 2022 and 2021, approximately $908 thousand and $1.6 million, respectively, of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
EXPENSES
Management fees	$2,082	$2,065	$6,305	$5,772
Performance-based incentive fees	1,780	1,939	4,627	6,333
Interest and amortization of debt issuance costs	4,673	3,408	11,906	10,315
Professional fees	759	490	2,483	2,680
Administrative services expense	862	760	2,531	2,092
Other general and administrative expenses	461	531	1,323	1,928
Total expenses	$10,617	$9,193	$29,175	$29,120

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

Management Fees and Incentive Fees. Management fees for the three months ended September 30, 2022 and 2021 were approximately $2.1 million and $2.1 million, respectively. Management fees for the nine months ended September 30, 2022 and 2021 were approximately $6.3 million and $5.8 million, respectively. Incentive fees for the three months ended September 30, 2022 and 2021 were approximately $1.8 million and $1.9 million, respectively. Incentive fees for the nine months ended September 30, 2022 and 2021 were approximately $4.6 million and $6.3 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended September 30, 2022 and 2021, interest expense and amortization on debt issuance costs and discount for the period was approximately $4.7 million and $3.4 million, respectively, on average debt outstanding of $355.9 million and $355.0 million, respectively. For the nine months ended September 30, 2022 and 2021, interest expense and amortization on debt issuance costs for the period was approximately $11.9 million and $10.3 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended September 30, 2022 and 2021 were approximately $10.6 million and $9.1 million, respectively. Total expenses for the nine months ended September 30, 2022 and 2021 were approximately $29.2 million and $29.1 million, respectively.

For the three months ended September 30, 2022 and 2021, professional fees totaled approximately $759 thousand and $490 thousand, respectively. For the nine months ended September 30, 2022 and 2021, professional fees totaled approximately $2.5 million and $2.7 million, respectively

For the three months ended September 30, 2022 and 2021, administrative services expense was approximately $862 thousand and $760 thousand, respectively. For the nine months ended September 30, 2022 and 2021, administrative services expense was approximately $2.5 million and $2.1 million, respectively. The increase in administrative services expense for the three and nine months ended September 30, 2022 in comparison to the prior year was primarily driven by the increase in assets under management.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $461 thousand and $531 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, other general and administrative expenses totaled approximately $1.3 million and $1.9 million, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in net assets before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2022 net investment income and net realized gains (losses) were approximately ($0.7) million, or ($0.07) per share. For the three months ended September 30, 2021, net investment income and net realized gains (losses) were approximately $9.8 million, or $1.07 per share. For the nine months ended September 30, 2022, net investment income and net realized gains (losses) were approximately ($6.8) million, or ($0.71) per share. For the nine months ended September 30, 2021, net investment income and net realized gains (losses) were approximately $22.3 million, or $2.70 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the nine months ended September 30, 2022, GAAP-basis net investment income was approximately $8.4 million or $0.87 per share, while tax-basis distributable income was approximately $22.1 million or $2.29 per basic share. For the nine months ended September 30, 2021, GAAP-basis net investment income was approximately $33.6 million or $4.10 per share, while tax-basis distributable income was approximately $20.5 million or $2.49 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(318)	$310	$5,381	$5,143
Non-controlled affiliated investments	338	182	(874)	1,770
Controlled affiliated investments	(2,988)	(955)	(7,661)	1,553
Derivatives	-	(179)	2,442	(873)
Total net unrealized gain (loss) from investment transactions	$(2,968)	$(642)	$(712)	$7,593

During the three months ended September 30, 2022, our total investments had net change in unrealized appreciation (depreciation) of approximately ($3.0) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $7.8 million on CLO Fund Securities, ($963) thousand on equity securities, ($2.2) million on our Joint Ventures investments, ($7.6) million on our debt securities, and ($2) thousand on our derivatives. During the three months ended September 30, 2021, our total investments had net change in unrealized appreciation (depreciation) of approximately ($642) thousand. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $707 thousand on CLO Fund Securities, $1.2 million on equity securities, $2.1 million on our Joint Ventures investments, ($4.4) million on our debt securities, and ($179) thousand on our derivatives.

During the nine months ended September 30, 2022, our total investments had net change in unrealized appreciation (depreciation) of approximately ($712) thousand. The net change in unrealized appreciation (depreciation) is made up of approximately $7.1 million on CLO Fund Securities, $903 thousand on equity securities, ($6.1) million on our Joint Ventures investments, ($5.1) million on our debt securities, and $2.4 million on our derivatives. During the nine months ended September 30, 2021, our total investments had net change in unrealized appreciation (depreciation) of approximately $7.6 million. The net change in unrealized appreciation (depreciation) is made up of approximately $9.4 million on CLO Fund Securities, $4.0 million on equity securities, $2.7 million on our Joint Ventures investment, ($7.4) million on our debt securities, and ($873) thousand on our derivatives.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2022 was ($4.2) million, or ($0.44) per basic share. The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2021 was $9.1 million, or $1.00 per basic share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2022 was ($8.6) million, or ($0.89) per basic share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2021 was $28.0 million, or $3.41 per share.

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

As of September 30, 2022 and December 31, 2021 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	September 30, 2022	December 31, 2021
Cash and cash equivalents	$16,871	$28,919
Restricted Cash	22,183	39,421
Senior Secured Loan	415,819	364,701
Junior Secured Loan	61,535	70,549
Senior Unsecured Bond	43	43
Equity Securities	24,487	22,586
CLO Fund Securities	24,623	31,632
Asset Manager Affiliates	-	-
Joint Ventures	45,141	60,474
Derivatives	8	(2,412)
Total	$610,710	$615,913
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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2022, we had approximately $368.9 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 167%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2022, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

At September 30, 2022, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $97.1 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution [1]	Declaration Date	Record Date	Pay Date
2022:
Third quarter	$0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$1.89
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40
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

There were no share repurchases during the three months ended September 30, 2022 under the Renewed Stock Repurchase Program. During the nine months ended September 30, 2022, the Company repurchased 129,617 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $3.0 million. During the three months ended September 30, 2021, the Company repurchased 59,659 of its shares under the Stock Repurchase program at an aggregate cost of approximately $1.4 million. During the nine months ended September 30, 2021, the Company repurchased 75,377 of its shares under the Stock Repurchase program at an aggregate cost of approximately $1.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2022 and December 31, 2021, we had approximately $54.4 million and $47.9 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of September 30, 2022 , we had a $21.7 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2022:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$368,934	$—	$—	$205,071	$163,863

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2022, three of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2022 , approximately 89.3% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 74.8% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2022, we had $368.9 million (par value) of borrowings outstanding at a current weighted average interest rate of 5.0%, of which $108.0 million par value had a fixed rate and $260.9 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2022 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,100	$4,029	$5,957
Decrease in interest rate	$1,340	$(561)	$(2,493)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.0 million and $6.0 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in an increase in net investment income of approximately $1.3 million. A decrease in interest rates of 2% and 3% would result in an decrease in net investment income of approximately $0.6 million and $2.5 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”),we did not engage in any sales of unregistered securities during the nine months ended September 30, 2022, except as previously reported by us on our current reports on Form 8-K. We issued a total of 38,835 shares of common stock under our dividend reinvestment plan (“DRIP”) during the nine months ended September 30, 2022. This issuance was not subject to the registration requirements of the Securities Act. For the nine months ended September 30, 2022, the aggregate value of the shares of our common stock issued under our DRIP was approximately $888 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 11-March 31, 2021	-		-	$10,000

April 1-June 30, 2021	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$8,174

October 1-December 31, 2021	-		-	$8,174

Total, December 31, 2021	75,377		75,377

March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-April 30, 2022	39,014	$23.75	39,014	$8,528

May 1-May 31, 2022	42,426	$22.73	42,426	$7,564

June 1-June 30, 2022	25,187	$22.53	25,187	$6,996

July 1-September 30, 2022	-		-	$6,996

Total, September 30, 2022	129,617		129,617

Total	204,994		204,994
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

PORTMAN RIDGE FINANCE CORPORATION

Date: November 8, 2022	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *