Form 10-K
period 2022-12-31
Portman Ridge Finance Corp
filed 2023-03-09
CIK 1372807

Co-@

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $221,736,014 based upon a closing price of $23.43 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 8, 2023 was 9,551,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

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

Our investment portfolio (excluding our investments in the CLO Funds and Joint Ventures, as defined below) at December 31, 2022 was spread across 31 different industries and 119 different entities with an average par balance per entity of approximately $3.3 million. Our investment portfolio totaled $576.5 million at fair value as of December 31, 2022.

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

The Externalization

On April 1, 2019 (the “Closing”), we became externally managed (the “Externalization”) by the Adviser, an affiliate of BC Partners LLP, pursuant to a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the “Advisory Agreement”) with the Adviser. See “-Advisory Agreement” below.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2022:

•
represented approximately 82% of the total investment portfolio at fair value;
•
contained credit instruments issued by corporate borrowers;
•
primarily comprised of senior secured and junior secured loans (88% and 12% of Debt Securities Portfolio, respectively);
•
spread across 31 different industries and 119 different entities;
•
average par balance per investment of approximately $3.3 million;
•
four investments were on non-accrual status; and
•
the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.1%.

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

As of December 31, 2022, our investment in the F3C Joint Venture was approximately $18.7 million at fair value.

Series A - Great Lakes Funding II LLC. In August 2022, we invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since an affiliate of the Adviser controls a 50% voting interest in the Great Lakes II Joint Venture. In connection with the launch of the Great Lakes II Joint Venture, we entered into a series of transactions pursuant to which our prior investment in BCP Great Lakes Holdings LP, a vehicle formed as a co-investment vehicle to facilitate the participation of certain co-investors to invest, directly or indirectly, in BCP Great Lakes Funding, LLC (the “Prior Great Lakes Joint Venture”), and the corresponding assets held by the Prior Great Lakes Joint Venture in respect of our investment in BCP Great Lakes Holdings LP, were transferred to the Great Lakes II Joint Venture in complete redemption of our investment in BCP Great Lakes Holdings LP.

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

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2022 was approximately $40.3 million at fair value. As of December 31, 2022, we had an aggregate $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

CLO Fund Securities. Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2022, unless otherwise specified:

•
CLO Fund Securities represented approximately 3% of the total investment portfolio at fair value;
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

BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America with over €40 billion in assets under management in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform as fully integrated businesses. Our investment activity will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees.

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

Removal of Adviser

The Adviser may be removed by our Board or by the affirmative vote of a Majority of the Outstanding Shares. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of our common stock present at a meeting, if the holders of more than 50% of the outstanding shares of our common stock are present or represented by proxy or (2) a majority of outstanding shares of our common stock.

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

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to Our Business and Structure - We may be obligated to pay the Adviser incentive compensation even if it incurs a net loss due to a decline in the value of our portfolio.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 6, 2023.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and our Board most recently determined to re-approve the Administration Agreement at a meeting held on March 6, 2023.

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

Related Party Trades

For both the year ended December 31, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions subject to Rule 17a-7 under the 1940 Act during the year ended December 31, 2021.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $24.23 and $28.88 as of December 31, 2022 and December 31, 2021, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2022		December 31, 2021
($ in thousands)	Fair Value(1)	Per Share(1)(2)	Fair Value(1)	Per Share(1)(2)
Investments at fair value:
Non-Controlled/non-affiliated investments	$483,698	$50.48	$452,482	$46.65
Non Controlled affiliated investments	73,827	7.71	74,142	7.64
Controlled affiliated investments	18,953	1.98	23,361	2.41
Cash and cash equivalents	5,148	0.54	28,919	2.98
Restricted Cash(3)	27,983	2.92	39,421	4.06
All other assets	9,877	1.03	29,976	3.10
Total Assets	$619,486	$64.66	$648,301	$66.84
2018-2 CLO Secured Notes (net of discount)	$176,937	$18.47	$162,460	$16.75
4.875% Notes Due 2026 (net of discount, net of offering costs)	105,478	11.01	104,892	10.81
Great Lakes Portman Ridge Funding LLC (net of offering costs)	90,893	9.49	79,839	8.23
Investment in Derivatives	-	-	2,412	0.25
Payable for open trades	1,276	0.13	5,397	0.56
Other liabilities	12,779	1.33	13,179	1.36
Total Liabilities	$387,363	$40.43	$368,179	$37.96
NET ASSET VALUE	$232,123	$24.23	$280,122	$28.88
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

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and equity of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities, joint ventures, derivatives, partnerships and distressed debt securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, the Adviser determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC's board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board adopted valuation policies and procedures pursuant to Rule 2a-5 and designated our Adviser to serve as our Board's valuation designee thereunder. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. We use independent valuation firms to provide third party valuation consulting services to us, the Adviser, and the Board of Directors. For additional information concerning valuation, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Valuation of Portfolio Investments”; and Notes 2 and 4 to the financial statements.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, the following information should be carefully considered before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and an investor may lose part or all of an investment.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations. Such failure or difficulties could also cause investors and lenders to lose confidence in our reported financial information, which could negatively impact the trading price of our common stock.

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

An affiliate of the Adviser manages BC Partners Lending Corporation and Logan Ridge Finance Corporation, each of which is a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for those BDCs and us. Each of BC Partners Lending Corporation and Logan Ridge Finance Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in either of those BDCs. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and Logan Ridge Finance Corporation and four of our independent directors serve as independent directors of those BDCs.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. An affiliate of the Adviser has received exemptive relief that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BC Partners Lending Corporation, Logan Ridge Finance Corporation, BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our valuation procedures adopted pursuant to Rule 2a-5 under the 1940 Act. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our resources available to pay dividends or interest and principal on our securities and could cause you to lose all or part of your investment.

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

We are subject to risks associated with the discontinuation of LIBOR

On March 5, 2021, the Financial Conduct Authority (“FCA”) confirmed its intention to cease publication of (i) one-week and two-month U.S. dollar LIBOR tenors after December 31, 2021 and (ii) remaining U.S. dollar LIBOR tenors after June 30, 2023.

As an alternative to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is uncertain whether SOFR will attain market traction or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternative to LIBOR.

The transition away from LIBOR to alternative base rates is complex and could have adverse impacts on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems. In addition, while some debt investments and borrowings that are linked to LIBOR may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. We and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond June 30, 2023, which may be difficult, costly and time consuming. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. An affiliate of the Adviser has received exemptive relief that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against such company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we have in the past and may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Boards’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-36.6%	-23.3%	-9.9%	3.4%	16.8%
(1)
Assumes $619.5 million in total assets, $232.1 million in net assets, and $378.2 million in par value of outstanding borrowings with a weighted average interest rate of 6.1% as of December 31, 2022.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins, unauthorized tampering employee impersonation, social engineering or “phishing” attempts. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Cyber security incidents and cyber-attacks have been occurring more frequently and will likely continue to increase. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, misstated or unreliable financial data, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective.

Risks Related to Our Investments

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

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

Our portfolio investments for which there is no readily available market, including our investment in our Joint Ventures and our investments in CLO Funds, are recorded at fair value. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. These securities are valued at fair value pursuant to a valuation policy approved by our Board.

We have engaged independent valuation firms to provide third party valuation consulting services to our Adviser and our Board. Each quarter, the independent valuation firms perform third party valuations on our material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the determination of fair value. We and our Adviser intend to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our Adviser's determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our Adviser's determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As of December 31, 2022, we had $20.5 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

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

There is currently no trading market for the 4.875% Notes due 2026 and we do not currently intend to apply for listing of the 4.875% Notes due 2026 on any securities exchange or for quotation of the 4.875% Notes due 2026 on any automated dealer quotation system. If no active trading market develops, you may not be able to resell your 4.875% Notes due 2026 at their fair market value or at all. If the 4.875% Notes due 2026 are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Certain of the initial purchasers in the private offerings of the outstanding 4.875% Notes due 2026 have advised us that they intend to make a market in the 4.875% Notes due 2026 as permitted by applicable laws and regulations; however, the initial purchasers are not obligated to make a market in any of the 4.875% Notes due 2026, and they may discontinue their market-making activities at any time without notice. Accordingly, we cannot assure you that an active and liquid trading market will develop or continue for the 4.875% Notes due 2026, that you will be able to sell your 4.875% Notes due 2026 at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 4.875% Notes due 2026 may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 4.875% Notes due 2026 for an indefinite period of time.

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

The 4.875% Notes due 2026 are subject to periodic review by independent credit rating agencies. Such ratings are limited in scope and do not address all material risks relating to an investment in the 4.875% Notes due 2026, but rather reflect only the view of each rating agency at the time the rating is issued. An explanation of the significance of such rating may be obtained from such rating agency. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.

An increase in market interest rates could result in a decrease in the market value of the 4.875% Notes due 2026.

The condition of the financial markets and fluctuations in prevailing interest rates could have an adverse effect on the market prices of the 4.875% Notes due 2026. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if you purchase 4.875% Notes due 2026 bearing interest at fixed rates and market interest rates increase, the market values of those 4.875% Notes due 2026 may decline. We cannot predict the future level of market interest rates.

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

We may not be able to repurchase the 4.875% Notes due 2026 upon a Change of Control Repurchase Event (as defined in the indenture governing the 4.875% Notes due 2026) if we do not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the 4.875% Notes due 2026 may require us to repurchase for cash some or all of the 4.875% Notes due 2026 at a repurchase price equal to 100% of the aggregate principal amount of the 4.875% Notes due 2026 being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered 4.875% Notes due 2026 upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 4.875% Notes due 2026 and may cause a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the 4.875% Notes due 2026.

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

General Risk Factors

Economic recessions or downturns could have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans.

Economic recessions or downturns could result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future.

We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.

Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, the Adviser, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, acts of war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Adviser, a portfolio company or a counterparty to us, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event or could lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, damage property, or instigate disruptions of service. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Adviser, or portfolio companies, as applicable, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects.

In addition, certain force majeure events (such as events of war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

The COVID-19 pandemic resulted in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions and/or illiquidity adversely effected our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity may again negatively impact us. Such unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19, including multiple variants thereof, on economic and market conditions.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the deterioration in the bilateral relationship between the U.S. and China and the conflict between Russia and Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. In addition, there will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework following its withdrawal from the European Union (“Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and the United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time.

Additionally, the U.S. political environment and uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current presidential administration, could lead to disruption, instability and volatility in the global markets. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The ongoing Russian invasion of Ukraine and related sanctions have increased global political and economic uncertainty, which may have a material adverse impact on us and our portfolio companies.

The ongoing Russian invasion of Ukraine which began in February 2022 has resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices and increased global political and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may experience adverse consequences related to the ongoing conflict.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PTMN." As of March 8, 2023, there were approximately 53 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

PRICE RANGE OF COMMON STOCK

The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices(2)(4)		of High Sale	of Low Sale
Period	NAV (1)(4)	High	Low	Price to NAV (3)(4)	Price to NAV (3)(4)
First quarter of 2023 (as of March 8, 2023)	*	$23.33	$22.23	*	*
Fourth quarter of 2022	$24.23	$23.00	$19.61	(5.08)%	(19.07)%
Third quarter of 2022	$26.18	$24.38	$20.00	(6.88)%	(23.61)%
Second quarter of 2022	$27.26	$24.08	$21.86	(11.66)%	(19.80)%
First quarter of 2022	$28.76	$25.15	$23.29	(12.55)%	(19.02)%
Fourth quarter of 2021	$28.88	$25.66	$24.00	(11.15)%	(16.90)%
Third quarter of 2021	$29.71	$25.70	$22.80	(13.50)%	(23.26)%
Second quarter of 2021	$29.28	$24.60	$21.70	(15.98)%	(25.89)%
First quarter of 2021	$29.24	$21.70	$18.20	(25.79)%	(37.76)%
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

On March 8, 2023, the reported closing sales price of our common stock was $23.33 per share.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2022. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)
Total return includes reinvestment of distributions through December 31, 2022. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2022 and December 31, 2021:

	Total Number of Shares Purchased (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 11-March 31, 2021	-		-	$10,000

April 1-June 30, 2021	15,718	$24.20	15,718	$9,620

July 1-September 30, 2021	59,659	$24.24	59,659	$8,174

October 1-December 31, 2021	-		-	$8,174

Total, December 31, 2021	75,377		75,377

March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-April 30, 2022	39,014	$23.75	39,014	$8,528

May 1-May 31, 2022	42,426	$22.73	42,426	$7,564

June 1-June 30, 2022	25,187	$22.53	25,187	$6,996

July 1-September 30, 2022	-		-	$6,996

October 1-November 30, 2022	-		-	$6,996

December 1-December 31, 2022	37,400	$22.11	37,400	$6,169

Total, December 31, 2022	167,017		167,017

Total	242,394		242,394
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

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2022, we issued 48,858 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Cautionary Statement Considering Forward-Looking Statements” appearing elsewhere in this annual report. Except as otherwise indicated, the terms “we,” “us,” “our” and the “Company” refer to Portman Ridge Finance Corporation.

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

($ in thousands)
Common stock issued by the Company (1)	$38,765
Cash consideration to GARS shareholders	24,100
Transaction costs (excluding offering costs $432)	1,168
Total purchase consideration	$64,033
Assets acquired:
Investments, at fair value (amortized cost of $277,380)	$317,803
Cash	35,361
Interest receivable	1,871
Other assets	2,088
Total assets acquired	$357,123
Liabilities assumed:
Debt	$251,213
Other liabilities	1,455
Total liabilities assumed	$252,668
Net assets acquired	$104,455
Total purchase discount	$(40,422)
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

($ in thousands)
Common stock issued by the Company (1)	$37,063
Cash consideration to HCAP shareholders (2)	20,688
Transaction costs (excluding offering costs $519)	881
Total purchase consideration	$58,632
Assets acquired:
Investments, at fair value (amortized cost of $53,812)	$57,621
Cash	32,119
Interest receivable	431
Other assets	2,665
Total assets acquired	$92,836
Liabilities assumed:
Debt	$28,750
Other liabilities	1,645
Total liabilities assumed	$30,395
Net assets acquired	$62,441
Total purchase discount	$(3,809)
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

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended December 31, 2022, 2021 and 2020 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2019 2020 Activity:	$186,803	$9,864	$31,968	$45,088	$(33)	$273,690
Purchases / originations / draws	380,766	4,938	-	14,098	-	399,802
Pay-downs / pay-offs / sales	(198,365)	(1,516)	(4,432)	(7,760)	(978)	(213,051)
Net accretion of interest	8,228	-	3,542	-	-	11,770
Net realized gains (losses)	7,617	(989)	-	-	977	7,605
Increase (decrease) in fair value	19,812	1,648	(11,495)	(2,077)	(1,075)	6,813
Fair Value at December 31, 2020 2021 Activity:	$404,861	$13,945	$19,583	$49,349	$(1,109)	$486,629
Purchases / originations / draws	309,363	9,002	18,077	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(4,740)	(11,675)	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	-	4,754	-	-	32,303
Net realized gains (losses)	2,361	(2,176)	(5,323)	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,555	6,216	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021 2022 Activity:	$435,293	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	205,555	10,807	-	15,412	-	231,774
Pay-downs / pay-offs / sales	(144,386)	(9,980)	(6,194)	(10,400)	2,075	(168,885)
Net accretion of interest	10,652	-	4,044	-	-	14,696
Net realized gains (losses)	(14,723)	1,341	(14,762)	(526)	(2,095)	(30,765)
Increase (decrease) in fair value	(17,226)	(2,849)	5,733	(6,005)	2,432	(17,915)
Fair Value at December 31, 2022	$475,165	$21,905	$20,453	$58,955	$-	$576,478

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

The following table shows the Company’s portfolio by security type at December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$435,856	$418,722	73	$361,556	$364,701	66
Junior Secured Loan	65,776	56,400	10	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	28,848	21,905	4	26,680	22,586	4
CLO Fund Securities	34,649	20,453	3	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	68,850	58,955	10	64,365	60,474	11
Derivatives	31	-	-	31	(2,412)	-
Total	$652,217	$576,478	100%	$605,396	$547,573	100%

(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2022 and December 31, 2021, for our investment portfolio was as follows:

($ in thousands)	December 31, 2022			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,579	$10,494	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	7,329	6,947	1	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	76,038	78,264	14	41,487	42,858	8
Beverage, Food and Tobacco	12,619	12,456	2	5,511	5,625	1
Capital Equipment	10,681	2,745	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,447	10,359	2	12,692	12,969	2
CLO Fund Securities	34,649	20,453	3	51,561	31,632	6
Construction & Building	9,545	9,199	2	8,966	9,501	2
Consumer goods: Durable	16,762	13,943	2	25,151	24,831	5
Consumer goods: Non-durable	-	-	-	4,162	4,197	1
Containers, Packaging and Glass	2,754	2,655	1	2,780	2,570	1
Electronics	10,866	11,129	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	1,056	0	7,921	2,355	0
Environmental Industries	4,315	4,930	1	4,315	4,200	1
Finance	17,570	17,581	3	10,916	10,912	2
Forest Products & Paper	1,589	1,373	0	1,583	1,271	0
Healthcare, Education and Childcare	9,726	9,586	2	9,783	9,752	2
Healthcare & Pharmaceuticals	51,901	50,566	9	71,696	62,275	11
High Tech Industries	83,661	73,994	13	58,803	58,715	11
Hotel, Gaming & Leisure	10,245	6,798	1	4,906	4,898	1
Joint Ventures	68,850	58,955	10	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	9,461	9,291	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	549	0	150	246	0
Media: Broadcasting & Subscription	14,930	14,358	2	12,407	13,255	2
Media: Diversified & Production	6,976	6,572	1	6,272	6,365	1
Metals & Mining	15,846	14,786	3	15,342	13,647	3
Retail	10,772	10,871	2	6,144	6,775	1
Services: Business	66,807	66,207	11	76,071	77,798	14
Services: Consumer	8,569	8,128	1	990	990	0
Telecommunications	11,475	10,077	2	7,521	6,675	1
Textiles and Leather	12,689	12,808	2	12,496	11,095	2
Transportation: Cargo	11,583	11,342	2	-	-	-
Transportation: Consumer	7,653	7,335	1	7,795	7,837	1
Total	$652,217	$576,478	100%	$605,396	$547,573	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio, was approximately 11.1% and 8.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and Asset Manager Affiliates) at December 31, 2022 was spread across 31 different industries and 119 different entities with an average par balance per entity of approximately $3.3 million. As of December 31, 2022, four of our debt investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2022 and December 31, 2021, the total amount of non-qualifying assets was approximately 17.6% and 15.8% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing 9.5% and 9.3% of the total assets as of December 31, 2022 and December 31, 2021, respectively, and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.3% and 4.9% of its total assets on such dates, respectively.

Asset Manager Affiliates

As of December 31, 2022, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2022, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2022 and December 31, 2021, we had approximately $20.5 million and $31.6 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of December 31, 2022 and December 31, 2021 were as follows:

($ in thousands)			December 31, 2022		December 31, 2021
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	-	$-	$-	$4,198	$1,779
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	4,216	3,232	9,679	4,278
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,549	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,338	4,753	8,694	6,314
Dryden 30 Senior Loan Fund	Subordinated Notes	7	868	868	1,147	1,258
JMP CLO IV Junior Sub Note	Subordinated Notes	57	4,020	4,020	8,530	8,105
JMP CLO V Junior Sub Note	Subordinated Notes	57	10,607	7,580	10,698	9,898
Total			$34,649	$20,453	$51,561	$31,632
(1)
Represents percentage of class held as of December 31, 2022.

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

We have determined that the F3C Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners. As of December 31, 2022, the F3C Joint Venture is not considered to be a significant subsidiary under Rule 3-09 and therefore summarized financial information for the period has not been included. Summarized financial information for the years ended December 31, 2021 and December 31, 2020 have been included for comparative purposes.

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

(in thousands)

As of December 31, 2021

Cash	$-
Investment at fair value	35,841
Total Assets	$35,841
Total Liabilities	$164
Total Equity	$35,677
Total Liabilities and Equity	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2021	2020
Investment income	$7,274	$5,006
Operating expenses	67	72
Net investment income	7,207	4,934
Unrealized appreciation on investments	2,577	(518)
Net income	$9,784	$4,416

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. The fair value of the Company’s investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2022, the Company has a $8.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2022, 2021 and 2020.

Revenue

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$51,090	$60,236	$24,335
Non-controlled affiliated investments	3,150	4,775	7,416
Total interest income	$54,240	$65,011	$31,751
Payment-in-kind income:
Non-controlled/non-affiliated investments	$4,950	$3,355	$3,218
Non-controlled affiliated investments	477	166	-
Controlled affiliated investments	181	-	-
Total payment-in-kind income	$5,608	$3,521	$3,218
Dividend income:
Non-controlled affiliated investments	$4,450	$4,006	$2,649
Controlled affiliated investments	4,141	5,170	4,263
Total dividend income	$8,591	$9,176	$6,912
Fees and other income:
Non-controlled/non-affiliated investments	$1,135	$2,378	$868
Non-controlled affiliated investments	40	-	-
Total fees and other income	$1,175	$2,378	$868
Interest from cash and time deposits	$-	$-	$15
Total investment income	$69,614	$80,086	$42,764

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the years ended December 31, 2022, 2021 and 2020, was approximately $69.6 million, $80.1 million and $42.8 million respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the years ended December 31, 2022, 2021 and 2020 approximately $55.8 million, $63.8 million and $31.4 million, respectively, investment income was attributable to interest income on our Debt Securities Portfolio. The increase in interest income is primarily driven by additions to the Debt Securities Portfolio through merger transactions, as well as an increase in the contractual interest rates on our loans.

At December 31, 2022 and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.1% and 8.1%, respectively.

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

	For the Year Ended December 31,
($ in thousands)	2022	2021
Interest from investments in debt excluding accretion	$44,771	$42,787
Purchase discount accounting	5,425	16,644
PIK Investment Income	5,608	4,345
CLO Income	4,044	4,754
JV Income	8,591	9,178
Service Fees	1,175	2,378
Investment Income	$69,614	$80,086
Less : Purchase discount accounting	$(5,425)	$(16,644)
Core Investment Income	$64,189	$63,442

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

In addition to the amortization of purchase discount in the amount of $5.4 million and $16.6 million illustrated above, the Company recognized additional purchase discount of approximately $280 thousand and $3.4 million in net realized gains (losses) from investment transactions, for the years ended December 31, 2022 and December 31, 2021, respectively.

Investment Income on Investments in CLO Fund Securities. For the years ended December 31, 2022, 2021 and 2020, approximately $4.0 million, $4.8 million and $3.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. During the year ended December 31, 2021, we acquired two additional investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the years ended December 31, 2022, 2021 and 2020,we recognized $8.6 million, $9.2 million and $6.9 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2022 and December 31, 2021, the fair value of our investments in Joint Ventures was approximately $59.0 million and $60.5 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the years ended December 31, 2022, 2021 and 2020, approximately $1.2 million, $2.4 million and $0.9 million of investment income was attributable to Capital Structuring Fees. The decrease in Capital Structuring Fees over prior year was primarily due to decreased amendment and portfolio activity.

Expenses

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
EXPENSES
Management fees	$8,349	$7,916	$4,579
Performance-based incentive fees	6,126	7,075	4,858
Interest and amortization of debt issuance costs	17,701	13,644	10,284
Professional fees	3,400	3,660	2,836
Administrative services expense	3,364	3,219	1,941
Other general and administrative expenses	1,784	2,568	1,823
Total expenses	$40,724	$38,082	$26,321
Management and performance-based incentive fees waived	$-	$-	$(557)
Net Expenses	$40,724	$38,082	$25,764

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

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2022, 2021 and 2020 were approximately $8.3 million, $7.9 million and $4.6 million, respectively. The Company incurred incentive fees of $6.1 million for the year ended December 31, 2022, $7.1 million for the year ended December 31, 2021, and $4.9 million for the year ended December 31, 2020, of which approximately $557 thousand were waived. See “The Externalization” above.

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

Total expenses for the years ended December 31, 2022, 2021 and 2020 were approximately $40.7 million, $38.1 million and $26.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, interest expense and amortization on debt issuance costs and discount for the period was approximately $17.7 million, $13.6 million and $10.3 million, respectively, on average debt outstanding of $363 million, $350 million, and $203 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, professional fees totaled approximately $3.4 million, $3.7 million and $2.8 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, administrative services expense was approximately $3.4 million, $3.2 million, and $1.9 million, respectively. The increase in administrative services expense for the year ended December 31, 2022 in comparison to the prior year was primarily driven by the increase in assets under management.

Other general and administrative expenses, which includes technology and other office and administrative expenses, totaled approximately $1.8 million, $2.6 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2022, net investment income and net realized losses were approximately ($2.3) million, or ($0.24) per share. For the year ended December 31, 2021, net investment income and net realized gains were approximately $37.7 million, or $4.42 per share. For the year ended December 31, 2020, net investment income and net realized gains were approximately $24.6 million, or $4.92 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2022, GAAP-basis net investment income was approximately $28.9 million or $3.00 per share, while tax-basis distributable income was approximately $29.6 million or $3.07 per share. For the year ended December 31, 2021, GAAP-basis net investment income was approximately $42.0 million or $4.92 per basic share, while tax-basis distributable income was approximately $22.7 million or $2.66 per share. For the year ended December 31, 2020, GAAP-basis net investment income was approximately $17.0 million or $0.34 per basic share, while tax-basis distributable income was approximately $10.8 million or $0.22 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(8,298)	$(8,047)	$21,366
Non-controlled affiliated investments	(1,428)	282	(11,723)
Controlled affiliated investments	(10,601)	625	(1,755)
Derivatives	2,412	(1,303)	(1,075)
Total net unrealized gain (loss) from investment transactions	$(17,915)	$(8,443)	$6,813

During the year ended December 31, 2022, our total investments had net change in unrealized depreciation of approximately $17.9 million. Included in the net change in unrealized depreciation for the year ended December 31, 2022, are change in unrealized appreciation on CLO Fund Securities of approximately $5.7 million, change in unrealized depreciation on equity securities of approximately $2.8 million, as well as change in unrealized depreciation of $6.0 million on our Joint Venture investments. Change in unrealized depreciation on our debt securities was approximately $17.2 million.

During the year ended December 31, 2021, our total investments had net change in unrealized depreciation of approximately $8.4 million. Included in the net change in unrealized depreciation for the year ended December 31, 2021 are change in unrealized appreciation on CLO Fund Securities of approximately $6.2 million, change in unrealized appreciation on equity securities of approximately $6.6 million, as well as change in unrealized appreciation of $1.7 million on our Joint Ventures investment and change in unrealized depreciation on our debt securities of $21.6 million, including approximately $3.8 million of purchase discount related to assets acquired in the HCAP transaction.

During the year ended December 31, 2020, our total investments had net change in unrealized appreciation of approximately $6.8 million. Included in the net change in unrealized appreciation for the year ended December 31, 2020 are change in unrealized depreciation on CLO Fund Securities of approximately $11.5 million, change in unrealized depreciation on equity securities of approximately $1.6 million, change in unrealized depreciation of $2.1 million on our Joint Ventures investment and change in unrealized appreciation on our debt securities of $19.8 million, including approximately $40.4 million of purchase discount related to assets acquired in the GARS transaction.

Net Change in Stockholder’s Equity Resulting from Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2022 was approximately $21.0 million, or $2.18 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2021 was approximately $26.0 million, or $3.05 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2020 was approximately $31.6 million, or $6.32 per basic share.

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

As of December 31, 2022 and December 31, 2021 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	December 31, 2022	December 31, 2021
Cash and cash equivalents	$5,148	$28,919
Restricted Cash	27,983	39,421
Senior Secured Loan	418,722	364,701
Junior Secured Loan	56,400	70,549
Senior Unsecured Bond	43	43
Equity Securities	21,905	22,586
CLO Fund Securities	20,453	31,632
Asset Manager Affiliates	-	-
Joint Ventures	58,955	60,474
Derivatives	-	(2,412)
Total	$609,609	$615,913

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2022, we had approximately $378.2 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 160%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2022, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of GLPRF LLC's portfolio of investments and cash. The obligations of GLPRF LLC under the Revolving Credit Facility are non-recourse to us, and our exposure under the Revolving Credit Facility is limited to the value of our investment in GLPRF LLC.

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

At December 31, 2022, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes”) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the par value of the 2018-2 Subordinated Notes and $18.3 million of the par value of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25 million unfunded Class A-1R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution [1]	Declaration Date	Record Date	Pay Date
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2022 and December 31, 2021, the Company had approximately $35.0 million and $47.9 million in commitments to fund investments, respectively. As of December 31, 2022, included in such amount was $8.0 million in unfunded commitments to the Great Lakes II Joint Venture. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2022:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$378,163	$-	$-	$200,000	$178,163

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

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser pursuant to procedures approved by our Board. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC's board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board has designated our Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role our Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Our Adviser may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2022, four of our debt investments were on non-accrual status.

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

Recent Developments

On March 9, 2023 our Board declared a distribution to shareholders of $0.68 per share for a total of $6.5 million. The distribution is payable on March 31, 2023 to stockholders of record at the close of business as of March 20, 2023.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2022, approximately 90.0% of our Debt Securities Portfolio at par value were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 78.8% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2022, we had approximately $378.2 million (par value) of borrowings outstanding at a current weighted average rate of 6.1%, of which $108.0 million par value had a fixed rate and $270.2 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2022 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,963	$3,927	$5,890
Decrease in interest rate	$(1,963)	$(3,927)	$(5,625)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.0 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.9 million and an increase of $5.9 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% or 3% would result in an decrease in net investment income of approximately ($2.0) million, ($3.9) million and ($5.6) million. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments. There is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Portfolio Valuation

We carry our investments at fair value, as determined pursuant to a valuation policy approved by our Board of Directors. Our Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role our Adviser is responsible for performing fair value determinations relating to all of the Company's investments in accordance with valuation policies and procedures that have been approved by the Board. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Investments for which market quotations are generally readily available are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Adviser (subject to the oversight of our Board of Directors) under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

The Company has engaged independent valuation firms to provide third party valuation consulting services to the Adviser and the Board. Each quarter, the independent valuation firms perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third party valuation estimates were considered as one of the relevant data inputs in the Adviser’s determination of fair value. The Company intends to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder Transaction Expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	$15.00	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.60%	(4)
Incentive fee payable under the Investment Advisory Agreement (17.50% of net investment income and realized capital gains)	2.64%	(5)
Interest payments on borrowed funds	7.63%	(6)
Other expenses	3.68%	(7)
Acquired fund fees and expenses	0.48%	(8)
Total annual expenses	18.03%
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
(3)
If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of $15.00 plus a $0.10 per share brokerage commission from the proceeds. The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan.
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
(6)
“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2022, including with respect to our revolving credit facility and outstanding unsecured notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
“Other expenses” represent amounts which are based upon the annualized results of our operations for the year ended December 31, 2022, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
(8)
“Acquired fund fees and expenses” are the indirect costs of investing in the Company’s Joint Ventures. The operating expenses in this fee table will not correlate to the expense ratio in the Company’s Financial Highlights because the financial statements include only the direct operating expenses incurred by the Company. Therefore, amounts may not agree with the Financial Highlights due to the inclusions in this table of Acquired Fund Fees and Expenses and certain other adjustments.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Years	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$149	$404	$612	$975

You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$158	$424	$636	$996
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual
Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portman Ridge Finance Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of Portman Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net assets, the financial highlights for years ended December 31, 2022 and 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $471.2 million as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1. We evaluated the design and implementation of controls over the Company’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

2. We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.

3. For a selected sample of Level 3 investments, we performed procedures with the assistance of our fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions used, including discount rates.

4. We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP
New York, New York

March 9, 2023
We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Portman Ridge Finance Corporation:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2020, and the related notes, and the consolidated financial highlights for each of the years in the two-year period ended December 31, 2020 as listed in the accompanying index. The 2020 consolidated financial statements and the 2020 and 2019 consolidated financial highlights before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1 are not presented herein. In our opinion, the consolidated financial statements and consolidated financial highlights, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, present fairly, in all material respects, the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2020, and the financial highlights for each of the years in the two-year period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 11, 2021

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2022 - $518,699; 2021 - $479,153)	$483,698	$452,482
Non-controlled affiliated investments (amortized cost: 2022 - $75,196; 2021 - $74,082)	73,827	74,142
Controlled affiliated investments (cost: 2022 - $58,322; 2021 - $52,130)	18,953	23,361
Total Investments at Fair Value (cost: 2022 - $652,217; 2021 - $605,365)	$576,478	$549,985
Cash and cash equivalents	5,148	28,919
Restricted cash	27,983	39,421
Interest receivable	4,828	5,514
Receivable for unsettled trades	1,395	20,193
Due from affiliates	930	507
Other assets	2,724	3,762
Total Assets	$619,486	$648,301
LIABILITIES
2018-2 Secured Notes (net of discount of: 2022 - $1,226; 2021 - $1,403)	$176,937	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,704; 2021 - $2,157; net of deferred financing costs of: 2022 - $818; 2021 - $951)	105,478	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,107; 2021 - $732)	90,893	79,839
Derivative liabilities (cost: 2021 - $31)	-	2,412
Payable for unsettled trades	1,276	5,397
Accounts payable, accrued expenses and other liabilities	4,614	4,819
Accrued interest payable	3,722	2,020
Due to affiliates	900	1,799
Management and incentive fees payable	3,543	4,541
Total Liabilities	$387,363	$368,179
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,916,856 issued, and 9,581,536 outstanding at December 31, 2022, and 9,867,998 issued, and 9,699,695 outstanding at December 31, 2021	$96	$97
Capital in excess of par value	736,784	733,095
Total distributable (loss) earnings	(504,757)	(453,070)
Total Net Assets	$232,123	$280,122
Total Liabilities and Net Assets	$619,486	$648,301
Net Asset Value Per Common Share (1)	$24.23	$28.88
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares and net asset value per common share have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$51,090	$60,236	$24,335
Non-controlled affiliated investments	3,150	4,775	7,416
Total interest income	$54,240	$65,011	$31,751
Payment-in-kind income:
Non-controlled/non-affiliated investments	$4,950	$3,355	$3,218
Non-controlled affiliated investments	477	166	-
Controlled affiliated investments	181	-	-
Total payment-in-kind income	$5,608	$3,521	$3,218
Dividend income:
Non-controlled affiliated investments	$4,450	$4,006	$2,649
Controlled affiliated investments	4,141	5,170	4,263
Total dividend income	$8,591	$9,176	$6,912
Fees and other income:
Non-controlled/non-affiliated investments	$1,135	$2,378	$868
Non-controlled affiliated investments	40	-	-
Total fees and other income	$1,175	$2,378	$868
Interest from cash and time deposits	$-	$-	$15
Total investment income	$69,614	$80,086	$42,764
EXPENSES
Management fees	$8,349	$7,916	$4,579
Performance-based incentive fees	6,126	7,075	4,858
Interest and amortization of debt issuance costs	17,701	13,644	10,284
Professional fees	3,400	3,660	2,836
Administrative services expense	3,364	3,219	1,941
Other general and administrative expenses	1,784	2,568	1,823
Total expenses	$40,724	$38,082	$26,321
Management and performance-based incentive fees waived	$-	$-	$(557)
Net expenses	$40,724	$38,082	$25,764
NET INVESTMENT INCOME	$28,890	$42,004	$17,000
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(28,893)	$(4,397)	$7,120
Non-controlled affiliated investments	(197)	139	485
Derivatives	(2,095)	-	-
Net realized gain (loss) on investments	$(31,185)	$(4,258)	$7,605
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(8,298)	$(8,047)	$21,366
Non-controlled affiliated investments	(1,428)	282	(11,723)
Controlled affiliated investments	(10,601)	625	(1,755)
Derivatives	2,412	(1,303)	(1,075)
Net unrealized gain (loss) on investments	$(17,915)	$(8,443)	$6,813
Tax (provision) benefit on realized and unrealized (gains) losses on investments	$(786)	$(1,442)	$-
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(49,886)	$(14,143)	$14,418
Realized gains (losses) on extinguishments of debt	$-	$(1,835)	$155
NET INCREASE (DECREASE) IN NETASSETS RESULTING FROM OPERATIONS	$(20,996)	$26,026	$31,573
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share (1):
Basic and Diluted:	$(2.18)	$3.05	$6.32
Net Investment Income Per Common Share (1):
Basic and Diluted:	$3.00	$4.92	$3.40
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	9,634,468	8,536,079	4,998,759
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Operations:
Net investment income	$28,890	$42,004	$17,000
Net realized gains (losses) from investment transactions	(31,185)	(4,258)	7,605
Realized gains (losses) from extinguishments of debt	-	(1,835)	155
Net change in unrealized appreciation (depreciation) on investments	(17,915)	(8,443)	6,813
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(786)	(1,442)	-
Net increase (decrease) in net assets resulting from operations	$(20,996)	$26,026	$31,573

Stockholder distributions:
Distributions of ordinary income	$(24,661)	$(20,575)	$(10,694)
Net decrease in net assets resulting from stockholder distributions	$(24,661)	$(20,575)	$(10,694)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$1,111	$927	$145
Stock repurchases	(3,831)	(1,827)	(863)
Private placement and other	378	59,307	43,904
Net increase (decrease) in net assets resulting from capital share transactions	$(2,342)	$58,407	$43,186

Net assets at beginning of period	$280,122	$216,264	$152,199
Net assets at end of period	$232,123	$280,122	$216,264
Net asset value per common share (1)	$24.23	$28.88	$28.77
Common shares outstanding at end of period (1)	9,581,536	9,699,695	7,516,423
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares outstanding and net asset value per common share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(20,996)	$26,026	$31,573
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	31,185	4,258	(7,605)
Net change in unrealized (appreciation) depreciation from investments	17,915	8,443	(6,813)
Purchases of investments	(222,202)	(297,149)	(115,989)
Proceeds from sales and redemptions of investments	160,964	329,458	213,050
Net accretion of investments	(10,648)	(32,303)	(11,770)
Amortization of debt issuance costs	1,223	1,022	992
Realized (gains) losses on extinguishments of debt	-	1,835	(155)
Net payment-in-kind interest income	(5,608)	(3,247)	(2,225)
Cash consideration net of cash acquired from mergers	-	13,549	16,261
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	18,798	4,914	(688)
(Increase) decrease in interest and dividends receivable	686	(2,541)	(612)
(Increase) decrease in due from affiliates	(423)	(150)	116
(Increase) decrease in other assets	528	(227)	12
Increase (decrease) in payable for unsettled trades	(4,121)	5,397	-
Increase (decrease) in accrued interest payable	1,702	931	953
Increase (decrease) in management and incentive fees payable	(998)	(703)	4,167
Increase (decrease) in due to affiliates	(899)	424	(337)
Increase (decrease) in accounts payable and accrued expenses	(205)	1,212	746
Net cash (used in) provided by operating activities	$(33,099)	$61,149	$121,677
FINANCING ACTIVITIES:
Debt issuance costs	$(836)	$(1,055)	$(1)
Equity issuance costs	-	(547)	(432)
Private placement	378	4,020	572
Stock repurchase program	(3,831)	(1,827)	(863)
Distributions to stockholders	(23,550)	(19,647)	(10,549)
Repurchase of 6.125% Notes Due 2022	-	(76,726)	(513)
Issuance of 2018-2 Secured Notes	14,300	-	-
Repayment of 2018-2 Secured Notes	-	(88,000)	(1,841)
Repayment of 6.125% Notes from HCAP acquisition	-	(28,750)	-
Issuance of 4.875% Notes Due 2026	-	105,570	-
Borrowings from Revolving Credit Facilities	16,500	31,250	47,250
Repayment of Revolving Credit Facilities	(5,071)	-	(77,500)
Net cash (used in) provided by financing activities	$(2,110)	$(75,712)	$(43,878)
CHANGE IN CASH AND RESTRICTED CASH	$(35,209)	$(14,563)	$77,799
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	68,340	82,903	5,104
CASH AND RESTRICTED CASH, END OF YEAR	$33,131	$68,340	$82,903
Amounts per balance sheet:
Cash and cash equivalents	$5,148	$28,919	$6,990
Restricted cash	27,983	39,421	75,913
Total Cash and Restricted cash	$33,131	$68,340	$82,903
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$14,776	$11,692	$8,339
Reinvestment of distributions	$1,111	$927	$145
Non-cash purchase of investments	$-	$16,592	$-
Acquisitions:
Non-cash assets acquired
Investments, at cost	$-	$53,812	$277,380
Interest receivable	-	431	1,871
Other assets	-	2,665	2,088
Total non-cash assets purchased	$-	$56,908	$281,339
Liabilities assumed
Debt	$-	$28,750	$251,213
Accounts payable and accrued expenses	-	1,645	1,454
Total liabilities assumed	$-	$30,395	$252,668
Issuance of common stock	$-	$37,063	$38,765
Deemed capital contribution from affiliates	$-	$2,150	$5,000
Transaction costs	$-	$881	$1,168

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	10.8% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,988	$7,817	$7,839	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	0.5% Cash		0.75%	8/31/28	8/31/22	-	(33)	(29)	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		0.75%	8/29/29	8/31/22	-	(7)	(13)	(7)(12)(13)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		0.75%	8/29/29	8/31/22	-	(9)	(16)	(7)(12)(13)(20)
Accurate Background, LLC	Term Loan	Services: Business	9.7% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,962	2,748	2,858	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	10.7% Cash	L+6.00%	1.00%	3/26/27	9/7/22	1,496	1,378	1,444	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	12.0% Cash			4/14/27	4/14/22	13,347	13,347	12,964	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	10.4% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	1,000	984	971	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	9.4% Cash	L+5.00%		8/15/25	10/28/20	2,339	2,076	2,313	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	11.0% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,900	4,836	4,741	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	10.9% Cash	L+6.25%	1.00%	10/6/26	12/9/20	1,000	987	968	(7)(12)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	9.1% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	2,990	2,969	2,934	(7)(12)(13)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	5,124	5,007	4,164	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	9.1% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	593	589	582	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	9.7% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,484	3,295	3,353	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	9.7% Cash	L+5.25%	1.00%	6/22/23	10/28/20	179	179	172	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	11.8% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,701	6,569	6,567	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	11.5% Cash + 2.8% PIK	L+6.75%	1.00%	11/15/26	11/15/21	11,815	11,593	10,974	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.2% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	490	461	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	16.0% Cash	PRIME+8.50%	1.00%	11/15/26	11/15/21	500	490	461	(7)(12)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.2% Cash	L+9.50%	1.00%	6/30/23	8/9/22	500	500	464	(7)(12)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	9.9% Cash	L+5.50%	0.75%	7/21/27	7/21/21	3,093	3,064	2,813	(7)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	9.9% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,977	1,809	(7)(13)
Appfire Technologies, LLC	Term Loan	High Tech Industries	9.5% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,954	5,946	5,861	(7)(12)(13)
Beta Plus Technologies, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	8.9% Cash	SOFR+4.75%		7/1/29	7/1/22	15,960	15,664	15,564	(7)(12)(13)
Beta Plus Technologies, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	0.4% Cash			7/1/27	7/1/22	-	-	(96)	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	10.2% Cash	L+5.75%	1.00%	10/21/27	10/29/21	501	491	462	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash		1.00%	10/21/26	10/29/21	-	(23)	(71)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	12/22/26	12/22/20	2,135	2,106	2,070	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	12/22/26	12/22/20	760	755	735	(7)(12)(13)(20)
BW NHHC Holdco Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+7.50%	2.00%	1/15/26	12/21/22	952	942	942	(7)(12)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	10.2% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,813	2,802	2,787	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	9.7% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,086	1,082	1,072	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	9.7% Cash	L+6.00%	1.00%	6/18/23	11/17/21	6,583	6,564	6,501	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	10.5% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,950	3,918	3,685	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.9% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,904	6,846	6,870	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	9.7% Cash	SOFR+5.75%	1.00%	10/9/24	10/28/20	642	609	642	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	6.8% Cash + 6.5% PIK	SOFR+2.50%		10/9/25	10/28/20	9,810	8,815	8,610	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	10.1% Cash	SOFR+5.75%	1.00%	10/9/24	8/22/22	39	37	39	(7)(12)(13)(20)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	7/16/23	1/11/21	465	$465	$465	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	1/26/24	10/1/21	6,655	6,117	6,508	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	7/16/23	1/11/21	461	461	461	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			12/31/22	6/9/21	850	850	850	(7)(12)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	10.5% Cash	L+6.00%	1.00%	10/30/26	11/1/21	8,165	8,056	8,063	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	10.7% Cash	L+6.00%	1.00%	10/30/26	11/1/21	600	565	575	(7)(12)(20)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.7% Cash	L+6.00%	1.00%	10/30/26	11/1/21	631	598	584	(7)(12)(13)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.5% Cash	L+6.75%	1.00%	11/23/26	12/8/20	2,744	2,695	2,724	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.5% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,519	1,473	1,473	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	1.0% Cash		0.75%	12/26/28	12/23/22	-	(11)	(11)	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		0.75%	12/23/28	12/23/22	-	(7)	(7)	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	9.8% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,493	1,473	1,183	(7)(13)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	8.6% Cash	L+4.25%		7/30/25	12/23/19	814	814	785	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	8.9% Cash	L+4.50%		7/30/25	2/13/20	973	970	965	(7)(12)(13)
Electro Rent Corporation	First Lien Term Loan	High Tech Industries	10.3% Cash	SOFR+5.50%	1.00%	11/1/24	11/16/22	997	980	982	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	10.9% Cash	L+6.50%		12/14/25	10/28/20	2,266	2,064	2,224	(7)(12)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	9.4% Cash	L+5.00%	0.75%	10/6/28	3/22/22	4,963	4,908	4,820	(7)(12)(13)
Florida Food Products, LLC	First Lein Term Loan	Beverage, Food and Tobacco	9.3% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	2,000	1,888	1,928	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	8.7% Cash	L+4.75%	0.75%	2/25/26	3/18/22	4,900	4,874	4,727	(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	12.0% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,990	6,147	3,539	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	12.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	50	44	25	(7)(12)(20)
Grindr Capital LLC	Term Loan	Telecommunications	12.8% Cash	L+8.00%	1.50%	11/14/27	6/10/20	3,073	3,045	3,054	(12)(13)
Grindr Capital LLC	Delayed Draw Term Loan - First Lien	Telecommunications	12.5% Cash	SOFR+8.00%	1.50%	11/14/27	11/14/22	2,000	1,981	1,988	(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	9.5% Cash	L+5.75%	1.00%	7/2/27	7/2/21	14,813	14,589	14,146	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	10.4% Cash	SOFR+5.75%	1.00%	7/2/27	7/2/21	1,200	1,177	1,130	(7)(12)(20)
H.W. Lochner, Inc.	Revolver	Services: Business	9.6% Cash	L+5.75%	1.00%	7/2/27	7/2/21	5,001	4,904	4,710	(7)(12)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	2,000	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	12.3% Cash + 5.8% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	7,525	6,629	5,926	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	12.3% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	773	681	609	(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	8.2% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,995	1,824	1,804	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	13.2% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,709	5,561	5,502	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	10.4% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,640	2,450	2,040	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.0% Cash	L+4.25%	0.75%	12/1/27	10/12/22	997	776	794	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	10.5% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,125	2,094	2,098	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	10.7% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,122	11,973	11,697	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	10.3% Cash	EURIBOR+6.00%	1.00%	11/23/27	11/23/21	436	423	406	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	9.7% Cash	L+6.00%		10/1/24	10/28/20	2,707	2,489	1,969	(7)(13)
Lucky Bucks Holdings LLC	Term Loan	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,653	5,568	4,000	(7)(12)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	10.4% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,750	4,677	2,799	(7)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	10.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	6,990	6,884	6,835	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	10.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	338	332	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	10.2% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,704	3,285	3,361	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.8% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,504	$5,382	$5,504	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	8/11/28	8/11/21	-	(25)	-	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		1.00%	12/6/26	10/28/20	-	-	(2)	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	10.0% Cash	L+5.25%	1.00%	12/6/27	10/28/20	8,008	7,436	7,987	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	7.0% Cash + 3.6% PIK	L+3.25%	1.00%	9/28/24	2/4/22	6,267	5,936	5,609	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	8.0% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	417	377	373	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	7.7% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	182	182	163	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	8.0% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	1/20/22	180	180	161	(7)(12)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	12.7% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	10,000	9,802	9,800	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	9.9% Cash	L+5.50%	1.25%	7/26/23	10/28/20	5,326	5,177	5,202	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	10.8% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,918	6,861	6,737	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	10.8% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,886	2,888	2,810	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	4,949	4,889	4,820	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/2/22	404	403	394	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	11.4% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	384	378	372	(7)(12)(13)(20)
Naviga Inc.	Revolver	Services: Business	13.5% Cash	PRIME+6.00%	1.00%	12/29/23	10/28/20	225	222	218	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	453	447	441	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	705	703	686	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	748	747	728	(7)(12)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	8.8% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,000	1,782	1,793	(7)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	9.7% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	3,335	3,312	3,264	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(11)	(24)	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	0.1% Cash		0.75%	6/9/29	6/9/22	-	(2)	(22)	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			4/28/23	1/27/22	14,551	14,551	13,445	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	10.6% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,766	7,653	7,335	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/21/24	10/28/20	730	685	724	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,496	2,340	2,477	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,509	1,416	1,497	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,623	1,394	1,051	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,485	1,287	193	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,152	1,142	1,078	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	55	54	35	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	382	379	363	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	1/2/25	12/30/21	2,043	2,029	2,012	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	1/2/25	12/30/21	554	534	525	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	10.5% Cash	L+5.75%	1.00%	4/22/27	4/21/21	7,504	7,474	7,421	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.1% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	7,980	7,201	6,943	(7)(12)(13)
Project Leopard Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.8% Cash	SOFR+5.25%	1.00%	6/15/29	6/15/22	8,000	7,476	7,326	(7)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	9.5% Cash	L+4.75%	1.00%	8/3/24	12/23/19	2,758	2,754	2,655	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	10.7% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,360	4,749	3,551	(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	8.6% Cash	L+4.25%		7/9/25	1/26/21	7,000	6,347	5,908	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	10.5% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,112	6,033	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	10.3% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,484	4,382	4,400	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	9.2% Cash	L+4.50%	1.00%	11/1/24	3/21/22	990	$952	$747
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,655	2,603	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	10.7% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,237	5,897	6,144	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	15.4% Cash	SOFR+11.04%	2.00%	8/1/24	6/9/21	5,460	5,132	5,165	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	8.7% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,687	1,684	1,417	(7)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.0% Cash	SOFR+6.00%	1.00%	10/2/27	10/1/21	7,953	7,937	7,883	(7)(12)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+6.00%	1.00%	10/2/27	5/2/22	2,366	2,356	2,322	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	10/2/27	5/2/22	-	(3)	(7)	(7)(12)(20)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	9.9% Cash	L+5.50%	1.00%	6/28/24	12/8/20	5,516	5,508	5,474	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	9.9% Cash	L+5.50%	1.00%	6/28/24	12/23/19	728	727	722	(7)(12)(13)(20)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	10.8% Cash	L+6.25%	1.00%	9/8/23	12/23/19	903	901	858	(7)(12)(13)
Wework Companies LLC	First Lien Term Loan - Last Out Lender	Banking, Finance, Insurance & Real Estate	9.6% Cash	SOFR+6.50%	0.75%	11/30/23	6/30/22	7,000	6,978	6,928	(12)(13)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	9.7% Cash	L+5.00%	1.00%	11/18/24	12/18/19	1,950	1,935	1,950	(7)(12)(13)
Total Senior Secured Loans (180% of net asset value at fair value)									$435,856	$418,722
Junior Secured Loans
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	10.9% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	$3,975	$3,705	(7)(12)(13)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	11.7% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,389	4,951	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	11.9% Cash	L+7.50%		7/23/26	12/18/19	400	376	365	(7)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	14.2% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,487	1,155	(7)(13)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	12.7% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,295	1,341	(7)(12)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	14.2% Cash	L+9.50%	1.00%	11/21/24	12/23/19	1,600	1,589	1,373	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	10.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,953	5,610	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.0% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,958	3,510	(7)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	11.4% Cash	L+7.00%		9/4/26	12/8/20	7,700	7,391	7,604	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	12.9% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,132	1,178	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			1/31/23	3/8/22	1,931	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	12.2% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,906	4,813	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	12.1% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,498	2,314	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	12.8% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,988	1,643	(7)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	11.1% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	654	640	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	11.9% Cash + 1.5% PIK	L+7.50%	1.00%	8/24/24	12/23/19	12,808	12,689	12,808	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	74	74	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	11.4% Cash	L+7.00%	1.00%	3/13/26	12/18/19	3,500	3,491	3,390	(7)(12)(13)(17)
Total Junior Loans (24% of net asset value at fair value)									$65,776	$56,400
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Services: Consumer		5/18/22	-	-	280	(7)(12)(18)(23)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% Cash	5/18/22	146,214	4	168	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	628	-	1,645	(7)(12)(18)(19)(23)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,184,128	2,186	2,355	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	500	650	(7)(12)(18)(23)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	106	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	99	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,049,871	3,050	3,050	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	1,013	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	464	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	206	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing		6/9/21	139	150	549	(7)(12)(18)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	52	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	-	(7)(12)(13)(18)(21)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	478	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense		6/9/21	1,938	280	242	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	1,103	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(23)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries		6/9/21	131,081	4,315	4,930	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,300	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	299	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business		6/9/21	100,000	43	11	(7)(12)(18)
South Street Securities Holdings, Inc	Warrant	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	455	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business		6/9/21	105	63	131	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		6/9/21	10	159	484	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		6/9/21	185	425	811	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (9% of net asset value at fair value)						$28,848	$21,905

CLO Fund Securities

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 11.2%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$4,216	$3,232	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,534	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 9.9%	CLO Fund Securities	10/27/31	24.8%	9/27/18	6,338	4,753	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 0%	CLO Fund Securities	11/1/28	6.8%	10/10/13	868	868	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 6.3%	CLO Fund Securities	7/17/29	57.2%	10/22/21	4,020	4,020	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 7.1%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,607	7,580	(3)(12)
Total CLO Fund Securities (9% of net asset value at fair value)						$34,649	$20,453

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

See accompanying notes to consolidated financial statements.

Joint Venture

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$18,668	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	41,435	40,287	(9)(16)(17)(20)
Total Joint Venture (25% of net asset value at fair value)				$68,850	$58,955

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (247% of net asset value at fair value)				$652,217	$576,478

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2022 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2022. As noted in the table above, 78.8% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of December 31, 2022 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $656.0 million. The aggregate gross unrealized appreciation is approximately $34.8 million, the aggregate gross unrealized depreciation is approximately $38.3 million, and the net unrealized depreciation is approximately $3.4 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 82.4% of the total assets at December 31, 2022.
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
(13)
As of December 31, 2022, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2022:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	5/13/23	$-
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2021

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	6.5% Cash	L+5.50%	1.00%	9/24/27	9/24/21	11,172	$11,012	$11,019	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash			9/24/27	9/24/21	-	(21)	(38)	(7)(12)(13)(20)
Accordion Partners LLC	Revolver	Finance	0.5% Cash			9/24/27	9/24/21	-	(75)	(69)	(7)(12)(20)
Accurate Background, LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	3/26/27	10/20/21	3,000	2,741	2,760	(7)(12)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,623	2,623	2,665	(7)(12)(13)
Advantage Capital Holdings LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.0% Cash + 8.0% PIK			1/29/25	2/14/20	2,969	2,969	3,017	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	5.1% Cash	L+5.00%		8/15/25	10/28/20	2,339	1,976	2,283	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,950	4,869	4,950	(7)(12)(13)
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	Beverage, Food and Tobacco	1.0% Cash			10/6/26	12/9/20	-	(16)	-	(7)(12)(13)(20)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	7.3% Cash	L+6.25%	1.00%	10/6/26	12/9/20	675	658	675	(7)(12)(20)
Analogic Corporation	First Lien Term Loan A	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,520	3,201	3,373	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	6.3% Cash	L+5.25%	1.00%	6/22/23	10/28/20	116	116	107	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	8.0% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	7,021	6,836	6,873	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	7.8% Cash + 2.8% PIK			11/15/26	11/15/21	12,152	11,857	11,696	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	10.5% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	474	459	(7)(12)(20)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	1,975	1,947	1,978	(7)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	6.3% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,972	2,006	(7)(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	High Tech Industries	0.5% Cash			3/9/27	7/7/21	-	(16)	(26)	(7)(12)(13)(20)
Appfire Technologies, LLC	Term Loan	High Tech Industries	6.5% Cash	L+5.50%	1.00%	3/9/27	12/20/21	1,537	1,537	1,528	(7)(12)(13)
Athos Merger Sub LLC	First Lien Term Loan	Services: Business	5.1% Cash	L+5.00%		7/31/26	10/28/20	1,316	1,164	1,316	(7)(12)(13)
BJ Services, LLC	First Out Term Loan	Energy: Oil & Gas	8.5% Cash	L+7.00%	1.50%	1/3/23	10/28/20	371	348	371	(7)(12)(13)
BMC Acquisition, Inc.	Initial Term Loan	Banking, Finance, Insurance & Real Estate	6.3% Cash	L+5.25%	1.00%	12/28/24	1/2/18	2,692	2,691	2,692	(7)(12)(13)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	10/21/27	10/29/21	506	493	493	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	10/21/26	10/29/21	200	177	177	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	2,156	2,121	2,156	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.3% Cash	L+5.25%	1.00%	12/22/26	12/22/20	625	619	625	(7)(12)(13)(20)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	7.5% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,888	2,852	2,880	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,114	1,100	1,103	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	7.0% Cash	L+6.00%	1.00%	6/18/23	5/8/20	6,752	6,689	6,684	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,990	3,951	3,950	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	6.5% Cash	L+5.50%	1.00%	10/9/24	10/28/20	315	264	315	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.0% PIK			10/9/25	10/28/20	8,838	7,484	8,324	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	7/16/23	1/29/21	582	582	582	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	7/16/23	1/11/21	576	576	576	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	6.5% Cash + 2.5% PIK	L+5.50%	1.00%	1/26/24	10/1/21	6,637	5,586	5,676	(7)(12)(13)
Coastal Screen and Rail, LLC	First Lien Term Loan	Construction & Building	12.0% Cash			1/24/23	6/9/21	1,750	1,665	1,741	(7)(12)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	637	605	605	(7)(12)(13)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	11/1/26	11/1/21	8,248	8,109	8,104	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/1/26	11/1/21	-	(35)	(35)	(7)(12)(20)
Datalink, LLC	Delayed Draw Term Loan (First Lien)	Healthcare & Pharmaceuticals	1.0% Cash			11/23/26	11/23/20	-	(12)	-	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.3% Cash	L+6.25%	1.00%	11/23/26	11/23/20	2,826	2,763	2,826	(7)(12)(13)
Digitran Innovations B.V. (Pomeroy Solutions Holding Company, Inc.)	EUR Term Loan A	High Tech Industries	5.0% PIK			5/11/22	5/11/20	261	302	256	(12)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	4.4% Cash	L+4.25%		7/30/25	6/27/19	822	822	817	(7)(12)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	4.6% Cash	L+4.50%		7/30/25	2/14/20	983	979	985	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	6.6% Cash	L+6.50%		12/14/25	10/28/20	2,440	$2,149	$2,448	(7)(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	9.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,300	5,104	3,513	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	0.8% Cash			2/15/23	10/28/20	-	-	(19)	(7)(12)(20)
Grupo HIMA San Pablo, Inc.	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	10.5% Cash	L+9.00%	1.50%	8/1/21	1/30/13	2,437	2,437	360	(5)(7)(12)(13)
Grupo HIMA San Pablo, Inc.	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash			12/24/21	11/24/21	88	88	88	(7)(12)(20)
Grupo HIMA San Pablo, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.5% Cash	L+9.00%	1.50%	12/24/21	11/24/21	265	265	265	(5)(7)(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	7.3% Cash	L+6.25%	1.00%	7/2/27	7/2/2021	14,963	14,688	14,795	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	7.0% Cash	L+6.25%	1.00%	7/2/27	7/2/21	5,801	5,654	5,711	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	2,000	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	6,547	5,847	5,490	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	8.5% Cash	L+7.50%	1.00%	12/21/23	10/28/20	670	598	562	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,769	1,765	1,764	(7)(12)(13)
Infobase Holdings, Inc.	Term Loan (add on)	High Tech Industries	5.5% Cash	L+4.50%	1.00%	12/20/22	12/13/17	1,875	1,871	1,871	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	7.0% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,668	2,401	2,655	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	7.0% Cash + 7.0% PIK	L+6.00%	1.00%	12/15/26	12/15/21	2,000	1,960	1,960	(3)(12)
Keeco, LLC	Term Loan	Consumer goods: Durable	9.5% Cash + 0.8% PIK	L+7.75%	1.75%	3/15/24	10/1/21	5,553	4,994	5,172	(7)(12)(13)
Keg Logistics LLC	Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,244	12,064	12,061	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	0.5% Cash			11/23/27	11/23/21	-	(13)	(13)	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	6.1% Cash	L+6.00%		10/1/24	10/28/20	2,970	2,594	2,910	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	6.3% Cash	L+5.50%	0.75%	7/21/27	7/20/21	5,000	4,906	4,898	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	7,062	6,564	7,020	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	7.3% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	319	340	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	6.5% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,812	3,280	3,600	(7)(12)(13)
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	7.0% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,801	5,651	5,656	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash			8/11/28	8/11/21	-	(25)	(63)	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			11/22/22	10/28/20	-	-	-	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	6.5% Cash	L+5.50%	1.00%	12/6/27	12/6/21	8,098	7,402	8,098	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	6.8% Cash	L+5.50%	1.00%	7/26/23	10/28/20	6,491	5,987	6,491	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan (First Lien)	Services: Business	7.0% Cash	L+6.00%	1.00%	6/9/22	12/31/20	2,915	2,918	2,915	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	7.0% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,988	6,916	6,988	(7)(12)(13)
Nasco Healthcare Inc.	Term Loan	Consumer goods: Non-durable	6.5% Cash	L+5.50%	1.00%	6/30/23	5/22/20	4,264	4,162	4,197	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	5,000	4,674	4,923	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	457	427	450	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	10/28/20	384	339	373	(7)(12)(13)(20)
Naviga Inc.	Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	712	702	701	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	8.0% Cash	L+7.00%	1.00%	12/29/22	3/1/21	756	751	744	(7)(12)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			12/31/21	10/1/21	14,074	14,085	12,280	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	7.3% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,937	7,795	7,837	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	738	667	731	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,522	2,277	2,500	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	5.5% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,524	1,378	1,511	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			5/29/25	5/29/20	1,543	1,240	1,207	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			5/29/25	5/29/20	1,593	1,290	499	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	2.0% Cash + 7.0% PIK			5/29/25	5/29/20	1,030	1,017	994	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	2.0% Cash + 8.0% PIK			5/29/25	9/10/21	48	48	48	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	7.0% Cash	L+6.00%	1.00%	1/2/25	12/30/21	2,063	2,043	2,043	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash			1/2/25	12/30/21	-	(19)	(19)	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	6.8% Cash	L+5.75%	1.00%	4/22/27	4/21/21	7,742	7,671	7,665	(7)(12)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	5.8% Cash	L+4.75%	1.00%	8/3/24	8/10/18	2,786	2,780	2,571	(7)(12)(13)
Q Holding Company (fka Lex Precision Corp)	First Lien Term Loan	Chemicals, Plastics and Rubber	6.0% Cash	L+5.00%	1.00%	12/29/23	10/28/20	2,355	2,050	2,302	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	7.3% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,510	$4,635	$5,449	(7)(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	4.4% Cash	L+4.25%		7/9/25	3/24/20	7,000	6,089	6,912	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	6.8% Cash	L+5.75%	1.00%	3/29/25	6/27/19	6,576	6,520	6,257	(7)(12)(13)
Ritedose Holdings I, INC	First Lien Term Loan	Healthcare & Pharmaceuticals	7.5% Cash	L+6.50%	1.00%	9/13/23	10/28/20	6,496	5,975	6,496	(7)(12)(13)
Ritedose Holdings I, INC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash			9/13/23	10/28/20	-	-	-	(7)(12)(13)(20)
Rotolo Consultants, INC.	Term Loan	Services: Consumer	9.0% Cash	L+8.00%	1.00%	12/20/26	12/20/21	1,000	990	990	(7)(12)
San Vicente Capital LLC	Term Loan	Telecommunications	9.5% Cash	L+8.00%	1.50%	6/10/25	6/10/20	2,190	2,167	2,198	(7)(12)(13)
Shipston Group, U.S., Inc.	First Lien Term Loan	Automotive	7.0% Cash + 2.0% PIK	L+5.75%	1.25%	9/28/23	10/28/20	404	347	373	(7)(12)(13)
Shipston Group, U.S., Inc.	Term Loan	Automotive	7.5% Cash + 2.3% PIK	L+5.75%	1.25%	9/28/23	10/1/21	6,052	5,519	5,588	(7)(12)(13)
South Street Securities Holdings, Inc	Initial Term Loan	Banking, Finance, Insurance & Real Estate	9.0% Cash	L+8.00%	1.00%	3/24/26	3/24/21	7,000	6,852	6,870	(7)(12)(13)
Sundance Holdings Group, LLC	Term Loan	Retail	7.0% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,792	6,144	6,775	(7)(12)(13)
Surge Busy Bee Holdings LLC	First Lien Term Loan A	Services: Business	10.1% Cash	L+10.00%		11/16/22	6/9/21	3,331	3,147	3,305	(7)(12)
Surge Busy Bee Holdings LLC	First Lien Term Loan B	Services: Business	12.0% Cash + 2.0% PIK			11/16/22	6/9/21	3,540	3,278	3,438	(7)(12)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	13.5% Cash	L+11.50%	2.00%	8/1/24	6/9/21	5,460	4,925	5,160	(7)(12)(17)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/27	10/1/21	193	190	187	(7)(12)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	6.8% Cash	L+5.75%	1.00%	10/2/2027	10/1/21	4,257	4,238	4,169	(7)(12)(20)
Tailwind Randys, LLC	Initial Term Loan	Automotive	6.5% Cash	L+5.50%	1.00%	5/16/25	6/27/19	4,875	4,826	4,828	(7)(12)(13)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	5,573	5,560	5,541	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	6.5% Cash	L+5.50%	1.00%	6/28/24	6/27/19	735	734	731	(7)(12)(13)(20)
Triangle Home Fashions LLC	First Lien Term Loan	Consumer goods: Durable	6.8% Cash	L+5.75%	1.00%	3/9/23	10/28/20	10,500	9,808	10,500	(7)(12)(13)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	6.8% Cash + 0.5% PIK	L+5.75%	1.00%	9/8/23	9/30/16	921	919	856	(7)(12)(13)
VTK Acquisition, Inc.	Revolver	Capital Equipment	6.8% Cash	L+6.50%		3/31/22	6/9/21	1,536	1,504	1,531	(7)(12)(17)
VTK Acquisition, Inc.	First Lien Term Loan	Capital Equipment	8.3% Cash	L+8.00%		3/31/22	6/9/21	2,625	2,519	2,598	(7)(12)(17)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	6.0% Cash	L+5.00%	1.00%	11/18/24	11/18/19	2,381	2,354	2,381	(7)(12)(13)
Total Senior Secured Loans (130% of net asset value at fair value)									$361,556	$364,701
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas				2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43
Junior Secured Loans
Carestream Health, Inc.	2023 Extended Term Loan (Second Lien)	Healthcare & Pharmaceuticals	5.5% Cash + 8.0% PIK	L+4.50%	1.00%	8/8/23	5/8/20	1,766	$1,658	$1,752	(7)(12)(13)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	7.0% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	3,971	3,980	(7)(12)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	7.1% Cash	L+7.00%		2/16/29	3/16/21	5,400	5,388	5,422	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	7.6% Cash	L+7.50%		7/23/26	12/18/19	400	369	400	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	8.4% Cash	L+8.25%		11/29/26	5/21/13	1,500	1,484	1,405	(7)(13)
Grupo HIMA San Pablo, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	13.8% Cash			7/31/18	1/30/13	7,192	7,192	-	(5)(7)(12)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	8.2% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,257	1,367	(7)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	10.5% Cash	L+9.50%	1.00%	11/21/24	5/6/14	1,600	1,583	1,271	(7)(12)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	7.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,945	5,970	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	7.8% Cash	L+7.25%	0.50%	12/1/28	10/26/21	2,000	1,990	2,005	(7)(13)
Ministry Brands, LLC	April 2018 Incremental Term Loan (Second Lien)	Services: Business	9.0% Cash	L+8.00%	1.00%	6/2/23	12/18/19	6,000	5,739	5,913	(7)(12)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	7.1% Cash	L+7.00%		9/4/26	12/4/18	7,700	7,307	7,609	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	9.5% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,116	1,200	(7)(12)(13)
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash + 2.0% PIK			12/26/22	10/1/21	7,856	5,058	1,733	(5)(7)(12)
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash	L+11.50%	2.00%	9/25/22	12/21/21	357	357	357	(7)(12)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
ProAir Holdings Corporation	Term Loan Second Lien	Capital Equipment	13.5% Cash	L+11.50%	2.00%	9/25/22	12/30/21	214	$214	$214	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	8.5% Cash	L+7.75%	0.75%	4/16/29	4/16/21	4,566	4,488	4,235	(7)(12)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	9.0% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,984	2,549	(7)(12)
Roscoe Medical, Inc.	Term Loan (Second Lien)	Healthcare & Pharmaceuticals	11.3% Cash			3/28/22	3/26/14	8,202	8,200	7,894	(7)(12)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	7.8% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	639	698	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	12.5% Cash + 1.5% PIK	L+11.50%	1.00%	8/24/24	8/24/17	12,615	12,496	11,095	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	73	73	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	8.0% Cash	L+7.00%	1.00%	3/13/26	3/8/18	3,500	3,488	3,480	(7)(12)(13)(17)
Total Junior Loans (25% of net asset value at fair value)									$82,996	$70,549

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Par/Shares	Cost	Fair Value	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business	5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Class A Preferred Units	Healthcare & Pharmaceuticals	6/27/19	5,500,000	5,500	5,500	(7)(12)(19)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate	2/14/20	628	-	209	(7)(12)(18)(19)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription	9/9/19	263	46	338	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription	9/9/19	46	-	57	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription	9/9/19	859	-	171	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/21	42	-	52	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/21	247	-	316	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription	11/15/21	785	-	156	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas	12/18/19	856,119	856	1,941	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications	6/9/21	200,000	467	492	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications	6/9/21	88,946	208	219	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing	6/9/21	139	150	246	(7)(12)(18)
Carestream Health, Inc.	Warrant	Healthcare & Pharmaceuticals	5/8/20	33	-	-	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)	10/28/20	36,342	-	328	(7)(12)(13)(18)
Coastal Screen and Rail, LLC	Preferred Stock	Construction & Building	6/9/21	150,000	418	400	(7)(12)(18)(21)
EJF Investments Ltd.	Preferred Equity	Banking, Finance, Insurance & Real Estate	6/17/20	1,000,000	1,256	1,596	(3)(18)
Everyware Global, Inc.	Common	Consumer goods: Durable	10/28/20	1,085,565	346	706	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense	6/9/21	1,938	280	256	(7)(12)(15)(18)(22)
Flight Lease XII	Common Stock	Aerospace and Defense	6/9/21	1,000	530	677	(7)(12)(17)(18)(21)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment	2/2/07	1,500,000	1,500	1,102	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications	10/28/20	121,871	866	-	(7)(12)(13)(18)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries	6/9/21	131,081	4,315	4,200	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business	6/9/21	250,000	1,265	1,612	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining	6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries	3/31/19	4	-	-	(3)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable	10/28/20	912,865	279	339	(6)(7)(12)(18)
Ravn Air Liquidation Trust	Equity	Aerospace and Defense	10/1/21	1,049	200	46	(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals	3/26/14	10,000	1,000	426	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business	6/9/21	100,000	43	60	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business	6/9/21	105	63	40	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business	6/9/21	10	159	201	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business	6/9/21	185	425	336	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas	8/28/14	49,000	6,228	-	(7)(8)(12)(18)
VTK Acquisition, Inc.	Common Stock	Common Stock	6/9/21	90	251	535	(7)(12)(17)(18)(21)
World Business Lenders, LLC	Common Stock	Common Stock	6/9/21	49,209	-	-	(12)(18)
Total Equities (8% of net asset value at fair value)					$26,680	$22,586

See accompanying notes to consolidated financial statements.

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
Catamaran CLO 2013- 1 Ltd.	Subordinated Securities, effective interest 21.4%	CLO Fund Securities	1/27/28	23.3%	6/4/13	$4,198	$1,779	(3)(12)
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 13.2%	CLO Fund Securities	4/20/30	22.2%	5/6/14	9,679	4,278	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,549	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 12.7%	CLO Fund Securities	10/27/31	24.8%	9/27/18	8,694	6,314	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 53.4%	CLO Fund Securities	11/1/28	6.8%	10/10/13	1,147	1,258	(3)(12)
JMP Credit Advisors CLO IV Ltd.	Subordinated Securities, effective interest 27.5%	CLO Fund Securities	7/17/29	57.2%	10/22/21	8,530	8,105	(3)(12)
JMP Credit Advisors CLO V Ltd.	Subordinated Securities, effective interest 37.9%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,698	9,898	(3)(12)
Total CLO Fund Securities (11% of net asset value at fair value)						$51,561	$31,632

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
AAPC Holdings, LLC	Derivatives	Healthcare & Pharmaceuticals	6/27/19	$-	$(2,422)	(12)(19)
Coastal Screen and Rail, LLC	Derivatives	Construction & Building	6/9/21	-	-	(12)(19)
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	31	10	(12)(19)
Total Derivatives (-1% of net asset value at fair value)				$31	$(2,412)

Joint Venture

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$23,062	(8)(12)
BCP Great Lakes Holdings LP	Joint Ventures	24.0%	12/11/18	$36,950	37,412	(9)(16)(17)(20)
Total Joint Venture (22% of net asset value at fair value)				$64,365	$60,474

Total Investments[4] (194% of net asset value at fair value)				$605,396	$547,573

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
(9)
Non-voting.

See accompanying notes to consolidated financial statements.

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

20.
Debt security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.
21.
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
22.
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022(4)	2021(4)	2020(4)	2019(4)	2018(4)
Per Share Data:
Net asset value, at beginning of period	$28.88	$28.77	$33.95	$42.33	$48.69
Net investment income(1)	3.00	4.92	3.40	0.82	2.70
Net realized gains (losses) from investments(1)	(3.24)	(0.50)	1.52	(4.16)	(4.40)
Net change in unrealized (depreciation) appreciation on investments(1)	(1.86)	(0.99)	1.36	0.30	(0.81)
Realized gains (losses) from extinguishment of debt(1)	-	(0.21)	0.04	(0.30)	(0.05)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	(0.08)	(0.17)	-	-	-
Net (decrease) increase in net assets resulting from operations	$(2.18)	$3.05	$6.32	$(3.34)	$(2.56)
Net decrease in net assets resulting from distributions	$(2.56)	$(2.42)	$(2.40)	$(3.20)	$(4.00)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.09	(0.52)	(9.10)	(1.84)	0.20
Net asset value, end of period	$24.23	$28.88	$28.77	$33.95	$42.33
Total net asset value return(2)	(6.2)%	11.2%	(8.3)%	(12.1)%	(4.7)%
Total market return(3)	3.84%	43.6%	1.4%	(29.5)%	13.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$24.76	$19.10	$21.20	$34.60	$34.10
Per share market value at end of period	$23.00	$24.76	$19.10	$21.20	$34.60
Shares outstanding at end of period	9,581,536	9,699,695	7,516,423	4,482,968	3,732,685
Net assets at end of period	$232,123	$280,122	$216,264	$152,199	$158,021
Portfolio turnover rate(5)	28.3%	63.5%	55.7%	51.7%	38.3%
Asset coverage ratio	160%	178%	156%	195%	249%
Ratio of net investment income to average net assets	11.1%	16.7%	9.2%	2.0%	5.9%
Ratio of total expenses to average net assets	15.6%	15.2%	14.0%	15.1%	10.1%
Ratio of interest expense to average net assets	6.8%	5.4%	5.6%	5.3%	4.4%
Ratio of non-interest expenses to average net assets	8.8%	9.7%	8.4%	9.8%	5.7%
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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements
(7)
Incentive fees earned during the years ended December 31, 2022, and December 31, 2021 were approximately $6.1 million and $7.1 million, respectively, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2022, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I LLC, Kohlberg Capital Funding I LLC, KCAP Senior Funding I, LLC, KCAP Funding I Holdings, LLC and Great Lakes Portman Ridge Funding, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. The Company also consolidates various subsidiaries (KCAP Coastal, LLC, PTMN Sub Holdings, LLC, OHA Funding, LP, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, and GIG Rooster Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the years ended December 31, 2022 and December 31, 2021, the Company provided approximately $200.1 million and $239.6 million, respectively, to portfolio companies to support their growth objectives. Approximately $30.1 million and $21.3 million, respectively, of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of December 31, 2022 and December 31, 2021, the Company held loans it has made to 96 and 92 investee companies with aggregate principal amounts of approximately $518.4 million and $469.0 million. The details of such loans have been disclosed on the audited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any fee income from such or similar activities.

Recently adopted accounting pronouncements

Not applicable

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the impact of adopting this new accounting standard and the impact of the adoption is not material to the consolidated financial statements.

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

The Adviser utilizes one or more independent valuation firms to provide third party valuation consulting services. Each quarter the independent valuation firms perform third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates are considered as one of the relevant data points in the Adviser’s determination of fair value.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2022, four of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(20,996)	$26,026	$31,573
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,634,468	8,536,079	4,998,759
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations(1)	$(2.18)	$3.05	$6.32
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022			December 31, 2021
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$435,856	$418,722	73	$361,556	$364,701	66
Junior Secured Loan	65,776	56,400	10	82,996	70,549	13
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	28,848	21,905	4	26,680	22,586	4
CLO Fund Securities	34,649	20,453	3	51,561	31,632	6
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	68,850	58,955	10	64,365	60,474	11
Derivatives	31	-	-	31	(2,412)	-
Total	$652,217	$576,478	100%	$605,396	$547,573	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2022 and December 31, 2021, were as follows:

($ in thousands)	December 31, 2022			December 31, 2021
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$10,579	$10,494	2	$11,730	$11,692	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	7,329	6,947	1	11,331	11,487	2
Banking, Finance, Insurance & Real Estate	76,038	78,264	14	41,487	42,858	8
Beverage, Food and Tobacco	12,619	12,456	2	5,511	5,625	1
Capital Equipment	10,681	2,745	1	14,387	10,620	2
Chemicals, Plastics & Rubber	10,447	10,359	2	12,692	12,969	2
CLO Fund Securities	34,649	20,453	3	51,561	31,632	6
Construction & Building	9,545	9,199	2	8,966	9,501	2
Consumer goods: Durable	16,762	13,943	2	25,151	24,831	5
Consumer goods: Non-durable	-	-	-	4,162	4,197	1
Containers, Packaging and Glass	2,754	2,655	1	2,780	2,570	1
Electronics	10,866	11,129	2	10,623	11,089	2
Energy: Electricity	671	671	0	-	-	-
Energy: Oil & Gas	6,718	1,056	0	7,921	2,355	0
Environmental Industries	4,315	4,930	1	4,315	4,200	1
Finance	17,570	17,581	3	10,916	10,912	2
Forest Products & Paper	1,589	1,373	0	1,583	1,271	0
Healthcare, Education and Childcare	9,726	9,586	2	9,783	9,752	2
Healthcare & Pharmaceuticals	51,901	50,566	9	71,696	62,275	11
High Tech Industries	83,661	73,994	13	58,803	58,715	11
Hotel, Gaming & Leisure	10,245	6,798	1	4,906	4,898	1
Joint Ventures	68,850	58,955	10	64,365	60,474	11
Machinery (Non-Agrclt/Constr/Electr)	9,461	9,291	2	7,748	8,967	2
Media: Advertising, Printing & Publishing	150	549	0	150	246	0
Media: Broadcasting & Subscription	14,930	14,358	2	12,407	13,255	2
Media: Diversified & Production	6,976	6,572	1	6,272	6,365	1
Metals & Mining	15,846	14,786	3	15,342	13,647	3
Retail	10,772	10,871	2	6,144	6,775	1
Services: Business	66,807	66,207	11	76,071	77,798	14
Services: Consumer	8,569	8,128	1	990	990	0
Telecommunications	11,475	10,077	2	7,521	6,675	1
Textiles and Leather	12,689	12,808	2	12,496	11,095	2
Transportation: Cargo	11,583	11,342	2	-	-	-
Transportation: Consumer	7,653	7,335	1	7,795	7,837	1
Total	$652,217	$576,478	100%	$605,396	$547,573	100%
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

At December 31, 2022 and December 31, 2021, the total amount of non-qualifying assets was approximately 17.6% and 15.8% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures, in the aggregate representing 9.5% and 9.3%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.3% and 4.9% of its total assets on such dates, respectively.

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

The Company's investments in CLO Fund Securities as of December 31, 2022 and December 31, 2021 were as follows:

($ in thousands)			December 31, 2022		December 31, 2021
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2013- 1 Ltd.	Subordinated Notes	-	$-	$-	$4,198	$1,779
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	4,216	3,232	9,679	4,278
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,549	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,338	4,753	8,694	6,314
Dryden 30 Senior Loan Fund	Subordinated Notes	7	868	868	1,147	1,258
JMP CLO IV Junior Sub Note	Subordinated Notes	57	4,020	4,020	8,530	8,105
JMP CLO V Junior Sub Note	Subordinated Notes	57	10,607	7,580	10,698	9,898
Total			$34,649	$20,453	$51,561	$31,632
(1)
Represents percentage of class held as of December 31, 2022.

Affiliate Investments:

The following table details investments in affiliates at December 31, 2022:

($ in thousands)	Industry Classification	Fair Value as of December 31, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2022	Principal / Shares at December 31, 2022	Interest and Fee Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	256	-	-	-	(14)	-	242	1,938	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	4,262	(4,262)	-	-	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	1,931	-	-	(1,931)	-	-	1,931	181	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	23,062	-	-	-	(4,394)	-	18,668	27,220	-	4,141
Total controlled affiliates		$23,361	$1,931	$-	$4,262	$(10,601)	$-	$18,953		$181	$4,141

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	$37,412	$1,700	$-	$(38,124)	$(461)	$(527)	$-	-	$-	$3,099
Series A-Great Lakes Funding II LLC(5)(6)(8)	Joint Venture	-	3,311	-	38,124	(1,148)	-	40,287	41,435	-	1,351
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	677	(742)	-	-	(147)	212	-	-	40	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	-	500	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(8)	Energy: Electricity	-	171	-	-	-	-	171	500	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,612	-	-	-	(312)	-	1,300	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	12,280	476	(10)	-	699	-	13,445	14,551	1,455	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	492	-	-	-	(28)	-	464	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	219	-	-	-	(13)	-	206	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	336	-	-	-	475	-	811	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	201	-	-	-	283	-	484	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,160	-	207	-	(202)	-	5,165	5,460	582	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	1,531	(1,536)	33	-	(28)	-	-	-	57	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	2,598	(2,628)	110	-	(80)	-	-	-	107	-
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	535	(369)	-	-	(284)	118	-	-	-	-

Navex Topco, Inc.(1)(2)(5)	Electronics	7,609	-	84	-	(89)	-	7,604	7,700	680	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,480	-	3	-	(93)	-	3,390	3,500	319	-
Total Non-controlled affiliates		$74,142	$883	$427	$-	$(1,428)	$(197)	$73,827		$3,240	$4,450

Total Affiliated Investments		$97,503	$2,814	$427	$4,262	$(12,029)	$(197)	$92,780		$3,421	$8,591

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

The following table details investments in affiliates at December 31, 2021 (in thousands):

($ in thousands)	Industry Classification	Fair Value of December 31, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value of December 31, 2021	Principal / Shares at December 31, 2021	Interest Income	Dividend Income
Asset Manager Affiliates(1)(2)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-		$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	208	0	-	-	(164)	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	-	280	-	-	(24)	-	256	1,938	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	19,749	2,500	-	-	813	-	23,062	27,220	-	5,170
Total controlled affiliates		$19,957	$2,780	$-	$-	$625	$-	$23,361	27,782	$-	$5,170

BCP Great Lakes Holdings LP(5)(7)	Joint Venture	$29,600	$6,933	-	-	$879	-	$37,412	36,950	$-	$4,006
Flight Lease XII(1)(2)(5)(6)	Aerospace and Defense	-	530	-	-	147	-	677	1,000	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	-	1,264	-	-	347	-	1,612	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	-	11,944	2,141	-	(1,805)	-	12,280	14,074	802	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	-	467	-	-	25	-	492	200,000	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	-	208	-	-	11	-	219	88,946	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	-	425	-	-	(89)	-	336	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	-	159	-	-	42	-	201	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	-	4,809	117	-	235	-	5,160	5,460	422	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	-	1,429	75	-	28	-	1,531	1,536	59	-
VTK Acquisition, Inc.(1)(2)(5)	Capital Equipment	-	2,259	259	-	80	-	2,598	2,625	130	-
VTK Acquisition, Inc.(1)(2)(5)(6)	Capital Equipment	-	251	-	-	284	-	535	90	-	-
Navex Topco, Inc.(2)(5)	Electronics	7,488	-	84	-	36	-	7,609	7,700	555	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,291	-	3	-	185	-	3,480	3,500	294	-
GIG Rooster Holdings I, LLC (2)(5)	Energy: Oil & Gas	123	(139)	-	-	(123)	139	—	—	-	-
Total Non-controlled affiliates		$40,503	$30,539	$2,679	$-	$282	$139	$74,142	72,387	$2,262	$4,006

Total Affiliated Investments		$60,460	$33,319	$2,679	$-	$907	$139	$97,503	100,169	$2,262	$9,176
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

Investment in Joint Ventures:

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $8.6 million, $9.2 million and $6.9 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $59.0 million and $60.5 million, respectively.

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

The Company has determined that the F3C Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the F3C Joint Venture because the Company does not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners. As of December 31, 2022, the F3C Joint Venture is not considered to be a significant subsidiary under Rule 3-09 and therefore summarized financial information for the period has not been included. Summarized financial information for the years ended December 31, 2021 and December 31, 2020 have been included for comparative purposes.

KCAP Freedom 3 LLC

Summarized Statements of Financial Condition

(in thousands)

As of December 31, 2021

Cash	$-
Investment at fair value	35,841
Total Assets	$35,841
Total Liabilities	$164
Total Equity	$35,677
Total Liabilities and Equity	$35,841

KCAP Freedom 3 LLC

Summarized Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2021	2020
Investment income	$7,274	$5,006
Operating expenses	67	72
Net investment income	7,207	4,934
Unrealized appreciation on investments	2,577	(518)
Net income	$9,784	$4,416

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. The fair value of the Company’s investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2022, the Company has a $8.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2022 and December 31, 2021, respectively:

	As of December 31, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,021	$410,144	$-	$475,165
Equity securities	-	-	21,905	-	21,905
CLO Fund securities	-	-	20,453	-	20,453
Joint Ventures	-	-	18,668	40,287	58,955
Derivatives	-	-	-	-	-
Total	$-	$65,021	$471,170	$40,287	$576,478

	As of December 31, 2021
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$42,861	$392,432	$-	$435,293
CLO Fund securities	-	-	31,632	-	31,632
Equity securities	1,594	-	20,992	-	22,586
Joint Ventures	-	-	23,062	37,412	60,474
Derivatives	-	-	(2,412)	-	(2,412)
Total	$1,594	$42,861	$465,706	$37,412	$547,573

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2021 was $37.4 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Year Ended December 31, 2022
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2021	$392,432	$20,992	$31,632	$23,062	$(2,412)	$465,706
Transfers out of Level III¹	(14,172)	-	-	-	-	(14,172)
Transfers into Level III²	3,815	-	-	-	-	3,815
Net accretion	9,054	-	4,044	-	-	13,098
Purchases	146,017	6,861	-	-	-	152,878
Sales/Paydowns/Return of Capital	(108,369)	(4,696)	(6,194)	-	2,075	(117,184)
Total realized gain (loss) included in earnings	(15,763)	1,257	(14,762)	-	(2,095)	(31,363)
Change in unrealized gain (loss) included in earnings	(2,870)	(2,509)	5,733	(4,394)	2,432	(1,608)
Balance, December 31, 2022	$410,144	$21,905	$20,453	$18,668	$-	$471,170
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(15,256)	$(2,250)	$3,315	$(4,394)	$(10)	$(18,595)
(1)
Transfers out of Level III represent a transfer of $14.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2022.
(2)
Transfers into Level III represent a transfer of $3.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2022.

	Year Ended December 31, 2021
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2020	$334,245	$12,537	$19,583	$19,749	$(1,109)	$385,005
Transfers out of Level III¹	(10,938)	2	-	-	-	(10,936)
Transfers into Level III²	21,522	-	-	-	-	21,522
Net accretion	23,906	-	4,754	-	-	28,660
Purchases	274,406	9,000	18,077	2,500	-	303,983
Sales/Paydowns/Return of Capital	(232,167)	(4,738)	(11,675)	-	(880)	(249,460)
Total realized gain (loss) included in earnings	568	(2,176)	(5,323)	-	880	(6,051)
Change in unrealized gain (loss) included in earnings	(19,110)	6,367	6,216	813	(1,303)	(7,017)
Balance, December 31, 2021	$392,432	$20,992	$31,632	$23,062	$(2,412)	$465,706
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,356)	$3,355	$893	$813	$(1,303)	$(4,597)
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

As of December 31, 2022 and December 31, 2021, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $65.0 million and $42.9 million as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,142	Enterprise Value	Average EBITDA Multiple	14.5x
Debt Securities			Recovery Rate Multiple	0.1x
			Average Revenue Multiple	0.3x
	387,805	Income Approach	Implied Discount Rate	5.4%-28.6% (12.2%)
	12,197	Recent Transaction	Implied Discount Rate	11.9%-13.2% (13.0%)
	20,221	Enterprise Value	Average EBITDA Multiple / WACC	0.4x-15.8x (6.73x)
Equity Securities			Recovery Rate	0.3x
	1,013	Income Approach	Implied Discount Rate	15.0%-19.3% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.40%
			Discount Rate	19.9%-25.5% (22.3%)
			Probability of Default	1.5%-2.5% (1.9%)
CLO Fund Securities	20,453	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	22.1%-23.7% (22.9%)
			Probability of Default	2.8%-3.3% (3%)
Joint Ventures	18,668	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$471,170

As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$24,513	Enterprise Value	Average EBITDA Multiple	0.0x-8.0x (4.3x)
Debt Securities			Recovery Rate Multiple	0.1x-0.1x (0.1x)
	367,919	Income Approach	Implied Discount Rate	0%-26.8% (8.9%)
	12,874	Enterprise Value	Average EBITDA Multiple / WACC	0.0x-12.5x (8.7x)
Equity Securities			Recovery Rate Multiple	0.0x-0.0x (0.0x)
	8,118	Income Approach	Implied Discount Rate	10.7%-18.8% (17.2%)
			Discount Rate	13.0%-20.1% (16.6%)
			Probability of Default	1.5%-2.0% (1.8%)
CLO Fund Securities	31,632	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	14.5%-16.0% (15.3%)
			Probability of Default	2.5%-3.0% (2.8%)
Joint Ventures	23,062	Discounted Cash Flow	Loss Severity	25.0%-35.0% (30.0%)
			Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	(2,412)	Market Approach	Transacted Value/Contractual Financing Rate
Total Level III Investments	$465,706

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

The following table details derivative investments at December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(2)	$8	$-	$-	$(10)
Put option(2)	563	-	-	-
Securities Swap and Option Agreement(1)	-	-	(2,095)	2,422
Total	$571	$-	$(2,095)	$2,412
(1) Net amount included in the derivative caption on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2021
Types of contracts	Notional amounts	Derivative assets (liabilities) (1)	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$10	$-	$(2)
Put option	150	-	-	-
Securities Swap and Option Agreement	5,500	(2,422)	880	(1,301)
Total	$5,658	$(2,412)	$880	$(1,303)
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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 6, 2023. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship;

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

The Company incurred base management fees of $8.3 million for the year ended December 31, 2022, $7.9 million for the year ended December 31, 2021, and $4.6 million for the year ended December 31, 2020. The Company incurred incentive fees of $6.1 million for the year ended December 31, 2022, $7.1 million for the year ended December 31, 2021, and $4.9 million for the year ended December 31, 2020, of which approximately $557 thousand were waived.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 6, 2023.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $3.4 million of Administrative services expense for the year ended December 31, 2022, $3.2 million for the year ended ending December 31, 2021, and $1.9 million for the year ended December 31, 2020.

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

Related Party Trades

For both the year ended December 31, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions subject to Rule 17a-7 under the 1940 Act during the year ended December 31, 2021.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	December 31, 2022	December 31, 2021

2018-2 Secured Notes (net of discount of: 2022 - $1,226; 2021 - $1,403)	$176,937	$162,460
4.875% Notes Due 2026 (net of discount of: 2022 - $1,704; 2021 - $2,157; net of deferred financing costs of: 2022 - $818; 2021 - $951)	105,478	104,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2022 - $1,107; 2021 - $732)	90,893	79,839
	$373,308	$347,191

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as December 31, 2022 of were 6.1% and 5.0 years, respectively, and as of December 31, 2021 were 3.2% and 5.4 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.7 million and unamortized offering costs of approximately $818 thousand as of December 31, 2022. As of December 31, 2021, the 4.875% Notes Due 2026 were carried net of unamortized discount of approximately $2.2 million and unamortized offering costs of approximately $951 thousand. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.5 million at December 31, 2022 and $104.9 million as of December 31,2021. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

For the years ended December 31, 2022, 2021 and 2020, interest expense related to the 6.125% Notes Due 2022 was approximately $0, $2.0 million and $4.7 million, respectively.

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

At December 31, 2022, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $90.9 million and $79.8 million at December 31, 2022 and December 31, 2021, respectively, and categorized as Level III under the ASC 820 Fair Value Hierarchy.

For the years ended December 31, 2022, 2021 and 2020 interest expense related to the Revolving Credit Facility were approximately $4.5 million, $3.0 million, and $3.5 million, respectively.

2018-2 Secured Notes

($ in thousands)
December 31, 2022	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$25,671	$25,880	LIBOR + 3.3%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,482	78,933	LIBOR + 3.3%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 4.1%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 4.9%	A (sf)	11/20/2029
	$176,937	$178,163
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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25 million unfunded Class A-1 R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated.

During the first quarter of 2021, the Company redeemed approximately $88 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of December 31, 2022 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of December 31, 2022. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of December 31, 2022, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	-	N/A
Fiscal 2012	101,400	3,050	-	N/A
Fiscal 2013	192,592	2,264	-	N/A
Fiscal 2014	223,885	2,140	-	N/A
Fiscal 2015	208,049	2,025	-	N/A
Fiscal 2016	180,881	2,048	-	N/A
Fiscal 2017	104,407	2,713	-	N/A
Fiscal 2018	103,763	2,490	-	N/A
Fiscal 2019(5)	156,978	1,950	-	N/A
Fiscal 2020(6)	377,910	1,560	-	N/A
Fiscal 2021(7)	352,434	1,780	-	N/A
Fiscal 2022(8)	378,163	1,601	-	N/A
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
(8)
As of December 31, 2022, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $92,000 and 2018-2 Secured Notes of $178,163.

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

The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock.

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

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Capital in excess of par value	$5,768	$35,573	$144,223
Total distributable (loss) earnings	$(5,768)	$(35,573)	$(144,223)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022 and December 31, 2021 (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2022	2021	2020

Net (decrease) increase in net assets resulting from operations	$(20,996)	$26,026	$31,573
Tax (provision) benefit on realized and unrealized (gains) losses on investments	786	1,442	-
Net change in unrealized depreciation (appreciation) from investments	17,915	8,443	(6,813)
Net realized losses	31,185	6,093	(7,759)
Book/tax differences on CLO equity investments	72	3,410	(3,527)
Book/tax differences related to mergers and partnership investments	(586)	(23,639)	(5,829)
Other book/tax differences	1,203	939	3,135
Taxable income before deductions for distributions	$29,579	$22,714	$10,779
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$3.07	$2.66	$2.16
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the years ended December 31, 2022 and December 31, 2021, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

($ in thousands)	Year Ended December 31,
Distributions paid from:	2022	2021	2020
Ordinary Income	$24,661	$20,575	$10,694
Return of Capital	-	-	-
Total	$24,661	$20,575	$10,694

As of December 31, 2022 and December 31, 2021, the components of accumulated earnings on tax basis (in thousands) were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Capital loss carryforward	(418,937)	(385,880)	(339,584)
Other temporary differences	-	(375)	(370)
Net unrealized depreciation	77,496	69,611	(82,993)

At December 31, 2022, the Company had a net capital loss carryforward of $419 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2022, the taxable subsidiaries’ activity resulted in a provision for income taxes of $0.8 million. The taxable subsidiaries have, in aggregate, no deferred tax assets and $2.5 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2022 and December 31, 2021, the Company had $35.0 million and $47.9 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2022, the

Company has a $8.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2021, the Company had a $13.0 million unfunded commitment to the Prior Great Lakes Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of December 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	December 31, 2022
Accordion Partners LLC	Revolver	$1,531
Accordion Partners LLC	Delayed Draw Term Loan	698
Accordion Partners LLC	Delayed Draw Term Loan	872
Analogic Corporation	Revolver	23
Anthem Sports & Entertainment Inc.	Revolver	83
Beta Plus Technologies, Inc.	Revolver	2,415
Bradshaw International Parent Corp.	Revolver	922
Bristol Hospice	Delayed Draw Term Loan	55
Centric Brands Inc.	Revolver	428
Centric Brands Inc.	Revolver	58
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	1,400
Dentive, LLC	Delayed Draw Term Loan - First Lien	748
Dentive, LLC	Revolver	234
GreenPark Infrastructure, LLC	Preferred Equity	1,829
H.W. Lochner, Inc.	Revolver	1,799
Keg Logistics LLC	Revolver	436
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	77
Netwrix Corporation	Revolver	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	1,017
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	8,038
TA/WEG Holdings, LLC	Delayed Draw Term Loan	2,634
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$34,959

($ in thousands)		Par Value
Portfolio Company	Investment	December 31, 2021
Accordion Partners LLC	Delayed Draw Term Loan	$2,800
Accordion Partners LLC	Revolver	5,000
AMCP Pet Holdings, Inc.	Delayed Draw Term Loan	1,000
AMCP Pet Holdings, Inc.	Revolving Loan	325
Analogic Corporation	Revolver	87
Anthem Sports & Entertainment Inc.	Revolver	583
Appfire Technologies, LLC	Delayed Draw Term Loan	4,459
BCP Great Lakes Holdings LP	Joint Venture	13,050
Bradshaw International Parent Corp.	Revolver	722
Bristol Hospice	Delayed Draw Term Loan	195
Centric Brands Inc.	Revolver	755
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	2,000
Datalink, LLC	Delayed Draw Term Loan (First Lien)	525
Global Integrated Flooring Systems Inc.	Revolver	43
Grupo HIMA San Pablo, Inc.	Delayed Draw Term Loan	104
H.W. Lochner, Inc.	Revolver	2,199
Keg Logistics LLC	Revolver	872
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	302
Premier Imaging, LLC	Delayed Draw Term Loan	1,937
Ritedose Holdings I, INC	Revolver	537
TA/WEG Holdings, LLC	Revolver	308
TA/WEG Holdings, LLC	Delayed Draw Term Loan	3,743
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$47,899

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

During the years ended December 31, 2022 and December 31, 2021, the Company issued 48,858, and 38,436 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of December 31, 2022 and December 31, 2021 was 9,581,536 and 9,699,695 respectively.

During the year ended December 31, 2022, the Company repurchased 167,017 shares, under the Renewed Stock Repurchase Program in open market transactions at an aggregate cost of approximately $3.8 million. During the year ended December 31, 2021, the Company repurchased 75,377 shares, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $1.8 million.

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

($ in thousands)
Common stock issued by the Company (1)	$38,765
Cash consideration to GARS shareholders	24,100
Transaction costs (excluding offering costs $432)	1,168
Total purchase consideration	$64,033
Assets acquired:
Investments, at fair value (amortized cost of $277,380)	$317,803
Cash	35,361
Interest receivable	1,871
Other assets	2,088
Total assets acquired	$357,123
Liabilities assumed:
Debt	$251,213
Other liabilities	1,455
Total liabilities assumed	$252,668
Net assets acquired	$104,455
Total purchase discount	$(40,422)
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

($ in thousands)
Common stock issued by the Company (1)	$37,063
Cash consideration to HCAP shareholders (2)	20,688
Transaction costs (excluding offering costs $519)	881
Total purchase consideration	$58,632
Assets acquired:
Investments, at fair value (amortized cost of $53,812)	$57,621
Cash	32,119
Interest receivable	431
Other assets	2,665
Total assets acquired	$92,836
Liabilities assumed:
Debt	$28,750
Other liabilities	1,645
Total liabilities assumed	$30,395
Net assets acquired	$62,441
Total purchase discount	$(3,809)
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

11. SELECTED QUARTERLY DATA (Unaudited) (in thousands, except share and per share amounts)

	Q1	Q2	Q3	Q4
	2022	2022	2022	2022
Total interest and related portfolio income	$16,944	$15,044	$19,009	$18,617
Net investment income	$7,908	$5,522	$8,392	$7,068
Net increase (decrease) in net assets resulting from operations	$4,058	$(8,433)	$(4,205)	$(12,416)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.42	$(0.88)	$(0.44)	$(1.28)
Net investment income per share – basic and diluted	$0.82	$0.57	$0.87	$0.74

	Q1	Q2	Q3	Q4
	2021	2021	2021	2021
Total interest and related portfolio income	$18,305	$21,545	$22,911	$17,325
Net investment income	$8,213	$11,711	$13,718	$8,363
Net increase (decrease) in net assets resulting from operations	$8,037	$10,844	$9,144	$(2,000)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$1.07	$1.40	$1.00	$(0.21)
Net investment income per share – basic and diluted	$1.09	$1.51	$1.50	$0.88

12. SUBSEQUENT EVENTS

On March 9, 2023, our Board declared a cash distribution of $0.68 per share of common stock The distribution is payable on March 31, 2023 to stockholders of record at the close of business as of March 20, 2023.

On March 6, 2023, the Board re-approved the Advisory Agreement and the Administration Agreement.

The Company has evaluated events and transactions occurring subsequent to December 31, 2022. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

4.5	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 3, 2021).
4.6

Registration Rights Agreement, dated as of June 23, 2021, by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on June 24, 2021).

4.7	Description of Portman Ridge Finance Corporation's Registered Securities.**
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

E-1

10.5

First Amendment to Loan and Security Agreement dated as of April 29, 2022 among Great Lakes Portman Ridge Funding LLC, the Lenders Party thereto, the Collateral Administrator, Collateral Agent, and Securities Intermediary Party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 5, 2022).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (incorporated by reference to Exhibit (r) of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on February 4, 2022).
21.1	List of Subsidiaries.**
23.1	Consent of KPMG LLP **
23.2	Consent of Deloitte & Touche LLP **
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 9, 2023	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 9, 2023
EDWARD GOLDTHORPE

/s/ JASON ROOS	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 9, 2023
JASON ROOS

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 9, 2023
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 9, 2023
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 9, 2023
ALEXANDER DUKA

/s/ CHRISTOPHER LACOVARA	Member of the Board of Directors	March 9, 2023
CHRISTOPHER LACOVARA

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 9, 2023
DEAN C. KEHLER
/s/ MATTHEW WESTWOOD	Member of the Board of Directors	March 9, 2023
MATTHEW WESTWOOD

/s/ JOSEPH MOREA	Member of the Board of Directors	March 9, 2023
JOSEPH MOREA

/s/ JENNIFER CHOU	Member of the Board of Directors	March 9, 2023
JENNIFER CHOU

/s/ TRICIA HAZELWOOD	Member of the Board of Directors	March 9, 2023
TRICIA HAZELWOOD