Form 10-Q
period 2023-03-31
Portman Ridge Finance Corp
filed 2023-05-10
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of common stock of the registrant as of May 9, 2023 was 9,537,745.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2023 - $485,106; 2022 - $518,699)	$447,048	$483,698
Non-controlled affiliated investments (amortized cost: 2023 - $77,393; 2022 - $75,196)	75,713	73,827
Controlled affiliated investments (cost: 2023 - $58,322; 2022 - $58,322)	16,361	18,953
Total Investments at Fair Value (cost: 2023 - $620,821; 2022 - $652,217)	$539,122	$576,478
Cash and cash equivalents	11,865	5,148
Restricted cash	34,241	27,983
Interest receivable	3,777	4,828
Receivable for unsettled trades	690	1,395
Due from affiliates	1,376	930
Other assets	2,558	2,724
Total Assets	$593,629	$619,486
LIABILITIES
2018-2 Secured Notes (net of discount of: 2023 - $1,181; 2022 - $1,226)	$170,107	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,585; 2022 - $1,704; net of deferred financing costs of: 2023 - $756; 2022 - $818)	105,659	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $1,024; 2022 - $1,107)	77,976	90,893
Payable for unsettled trades	845	1,276
Accounts payable, accrued expenses and other liabilities	3,937	4,614
Accrued interest payable	4,937	3,722
Due to affiliates	1,301	900
Management and incentive fees payable	3,761	3,543
Total Liabilities	$368,523	$387,363
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,927,289 issued, and 9,556,356 outstanding at March 31, 2023, and 9,916,856 issued, and 9,581,536 outstanding at December 31, 2022	$96	$96
Capital in excess of par value	736,207	736,784
Total distributable (loss) earnings	(511,197)	(504,757)
Total Net Assets	$225,106	$232,123
Total Liabilities and Net Assets	$593,629	$619,486
Net Asset Value Per Common Share	$23.56	$24.23

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$14,846	$12,667
Non-controlled affiliated investments	849	591
Total interest income	$15,695	$13,258
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	$1,527	$1,126
Non-controlled affiliated investments	73	256
Total payment-in-kind income	$1,600	$1,382
Dividend income:
Non-controlled affiliated investments	$1,384	$945
Controlled affiliated investments	1,075	1,163
Total dividend income	$2,459	$2,108
Fees and other income
Non-controlled/non-affiliated investments	$573	$196
Total fees and other income	$573	$196
Total investment income	$20,327	$16,944
EXPENSES
Management fees	$1,953	$2,135
Performance-based incentive fees	1,808	1,678
Interest and amortization of debt issuance costs	6,332	3,344
Professional fees	603	845
Administrative services expense	671	847
Other general and administrative expenses	431	187
Total expenses	$11,798	$9,036
NET INVESTMENT INCOME	$8,529	$7,908
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	$(3,085)	$(3,670)
Non-controlled affiliated investments	-	212
Derivatives	-	(2,095)
Net realized gain (loss) on investments	$(3,085)	$(5,553)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(3,057)	$829
Non-controlled affiliated investments	(311)	117
Controlled affiliated investments	(2,592)	(1,245)
Derivatives	-	2,442
Net unrealized gain (loss) on investments	$(5,960)	$2,143
Tax (provision) benefit on realized and unrealized gains (losses) on investments	$571	$(440)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(8,474)	$(3,850)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$55	$4,058
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$0.01	$0.42
Net Investment Income Per Common Share:
Basic and Diluted:	$0.89	$0.82
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	9,555,125	9,698,099

(1)
During the period ended March 31, 2023, the Company received $301 thousand of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operations:
Net investment income	$8,529	$7,908
Net realized gains (losses) from investment transactions	(3,085)	(5,553)
Net change in unrealized appreciation (depreciation) on investments	(5,960)	2,143
Tax (provision) benefit on realized and unrealized gains (losses) on investments	571	(440)
Net increase (decrease) in net assets resulting from operations	55	4,058

Stockholder distributions:
Distributions of ordinary income	$(6,495)	$(6,111)
Net decrease in net assets resulting from stockholder distributions	$(6,495)	$(6,111)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$215	$338
Stock repurchases	(792)	(545)
Private placement and other	-	439
Net increase (decrease) in net assets resulting from capital share transactions	$(577)	$232

Net assets at beginning of period	$232,123	$280,122
Net assets at end of period	$225,106	$278,301
Net asset value per common share	$23.56	$28.76
Common shares outstanding at end of period	9,556,356	9,676,705
(1)
Refer to Note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$55	$4,058
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	2,995	5,553
Net change in unrealized (appreciation) depreciation from investments	5,960	(2,143)
Purchases of investments	(13,279)	(58,313)
Proceeds from sales and redemptions of investments	45,793	39,355
Net accretion of investments	(2,512)	(3,508)
Amortization of debt issuance costs	308	307
Realized (gains) losses on extinguishments of debt	-	-
Net payment-in-kind income	(1,600)	(1,382)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	705	18,040
(Increase) decrease in interest and dividends receivable	1,051	2,395
(Increase) decrease in due from affiliates	(446)	(85)
(Increase) decrease in other assets	166	397
Increase (decrease) in payable for unsettled trades	(431)	16,225
Increase (decrease) in accrued interest payable	1,215	1,305
Increase (decrease) in management and incentive fees payable	218	(729)
Increase (decrease) in due to affiliates	401	(513)
Increase (decrease) in accounts payable and accrued expenses	(677)	282
Net cash (used in) provided by operating activities	$39,922	$21,244
FINANCING ACTIVITIES:
Debt issuance costs	$-	$(87)
Private placement and other	-	439
Stock repurchase program	(792)	(545)
Distributions to stockholders	(6,280)	(5,773)
Repayment of 2018-2 Secured Notes	(6,875)	-
Repayment of Revolving Credit Facilities	(17,500)	-
Borrowings from Revolving Credit Facilities	4,500	-
Net cash (used in) provided by financing activities	$(26,947)	$(5,966)
CHANGE IN CASH AND RESTRICTED CASH	$12,975	$15,278
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	33,131	68,340
CASH AND RESTRICTED CASH, END OF PERIOD	$46,106	$83,618
Amounts per balance sheet:
Cash and cash equivalents	$11,865	$20,524
Restricted cash	34,241	63,094
Total Cash and Restricted cash	$46,106	$83,618
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$4,809	$1,732
Reinvestment of distributions	$215	$338

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	11.2% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,968	$7,804	$7,819	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	11.1% Cash	SOFR+6.25%	0.75%	8/31/28	8/31/22	383	352	354	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.4% Cash	SOFR+6.50%	0.75%	8/29/29	8/31/22	698	690	685	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		0.75%	8/29/29	8/31/22	-	(9)	(16)	(7)(12)(13)(20)
Accurate Background, LLC	Term Loan	Services: Business	11.2% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,954	2,754	2,858	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	11.2% Cash	L+6.00%	1.00%	3/26/27	9/7/22	1,493	1,381	1,444	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.0% Cash + 5.0% PIK			4/14/27	4/14/22	13,684	13,684	13,274	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	11.1% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	998	982	975	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	9.8% Cash	L+5.00%		8/15/25	10/28/20	2,325	2,088	2,307	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	11.4% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,888	4,828	4,649	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	11.1% Cash	L+6.25%	1.00%	10/6/26	12/9/20	1,000	988	951	(7)(12)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	5,308	5,196	4,525	(7)(12)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	10.6% Cash + 5.3% PIK	L+5.75%	1.00%	1/1/25	3/1/22	3,026	3,007	3,011	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	10.6% Cash + 5.3% PIK	L+5.75%	1.00%	1/1/25	3/1/22	600	596	597	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	10.1% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,475	3,319	3,374	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	10.1% Cash	L+5.25%	1.00%	6/22/23	10/28/20	144	144	139	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	12.1% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,719	6,596	6,543	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	14.7% Cash + 2.8% PIK	L+9.50%	1.00%	11/15/26	11/15/21	11,867	11,659	10,977	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.7% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	490	459	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	16.5% Cash	PRIME+8.50%	1.00%	11/15/26	11/15/21	500	490	459	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.7% Cash	L+9.50%	1.00%	6/30/23	8/9/22	500	500	463	(7)(12)
Appfire Technologies, LLC	Term Loan	High Tech Industries	10.3% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,939	5,931	5,879	(7)(12)(13)
Beta Plus Technologies, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+5.75%		7/1/29	7/1/22	15,920	14,996	14,626	(7)(12)(13)
Beta Plus Technologies, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	9.2% Cash	SOFR+4.25%		7/1/27	7/1/22	732	732	536	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	10.6% Cash	L+5.75%	1.00%	10/21/27	10/29/21	500	490	462	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash		1.00%	10/21/26	10/29/21	-	(23)	(69)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	10.6% Cash	L+5.75%	1.00%	12/22/26	12/22/20	2,129	2,103	2,075	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.6% Cash	L+5.75%	1.00%	12/22/26	12/22/20	758	754	739	(7)(12)(13)
BW NHHC Holdco Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	12.4% Cash	SOFR+7.50%	2.00%	1/15/26	12/21/22	952	943	944	(7)(12)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	11.3% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,794	2,789	2,745	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	10.8% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,079	1,077	1,054	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	10.8% Cash	L+6.00%	1.00%	6/18/23	11/17/21	6,541	6,532	6,393	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	10.7% Cash	SOFR+5.75%	1.00%	9/27/27	10/8/21	3,832	3,803	3,507	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	11.7% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,887	6,834	6,844	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	10.4% Cash	SOFR+5.75%	1.00%	10/9/24	10/28/20	739	711	739	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	7.3% Cash + 6.5% PIK	SOFR+2.50%		10/9/25	10/28/20	9,973	9,066	8,657	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	0.8% Cash		1.00%	10/9/24	8/22/22	-	(2)	-	(7)(12)(13)(20)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+5.50%	1.00%	7/16/23	1/11/21	225	225	225	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+5.50%	1.00%	1/26/24	10/1/21	6,639	6,227	6,580	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+5.50%	1.00%	7/16/23	1/11/21	223	$223	$223	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			12/31/22	6/9/21	850	850	850	(7)(12)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.9% Cash	L+6.00%	1.00%	10/30/26	11/1/21	629	597	611	(7)(12)(13)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	10.8% Cash	L+6.00%	1.00%	10/30/26	11/1/21	8,144	8,042	8,104	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	10.9% Cash	L+6.00%	1.00%	10/30/26	11/1/21	1,520	1,485	1,510	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.8% Cash	SOFR+6.75%	1.00%	11/23/26	12/8/20	2,737	2,691	2,726	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,519	1,475	1,473	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	1.0% Cash		0.75%	12/26/28	12/23/22	-	(11)	(22)	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		0.75%	12/23/28	12/23/22	-	(7)	(7)	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	9.8% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,489	1,470	1,260	(7)(13)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	9.1% Cash	L+4.25%		7/30/25	12/23/19	812	812	782	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	9.3% Cash	L+4.50%		7/30/25	2/13/20	970	968	967	(7)(12)(13)
Electro Rent Corporation	First Lien Term Loan	High Tech Industries	10.3% Cash	SOFR+5.50%	1.00%	11/1/24	11/16/22	995	979	978	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	11.3% Cash	L+6.50%		12/14/25	10/28/20	2,266	2,081	2,257	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	9.8% Cash	L+5.00%	0.75%	10/6/28	3/22/22	4,950	4,898	4,804	(7)(12)
Florida Food Products, LLC	First Lein Term Loan	Beverage, Food and Tobacco	9.8% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	1,995	1,888	1,936	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	9.6% Cash	L+4.75%	0.75%	2/25/26	3/18/22	2,900	2,886	2,863	(12)(13)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	12.3% Cash + 1.0% PIK	SOFR+8.36%	1.25%	5/15/24	10/28/20	34	27	9	(7)(12)(20)
Global Integrated Flooring Systems Inc.	First Lein Term Loan	Consumer goods: Durable	13.8% Cash	SOFR+8.36%	1.25%	5/15/24	10/28/20	6,934	6,212	3,479	(7)(12)
Grindr Capital LLC	Delayed Draw Term Loan - First Lien	Telecommunications	13.0% Cash	SOFR+8.00%	1.50%	11/14/27	11/14/22	2,000	1,982	1,980	(12)(13)
Grindr Capital LLC	Term Loan	Telecommunications	13.2% Cash	SOFR+8.00%	1.50%	11/14/27	6/10/20	3,053	3,027	3,023	(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	10.5% Cash	SOFR+5.75%	1.00%	7/2/27	7/2/21	14,775	14,565	14,313	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	10.5% Cash	SOFR+5.75%	1.00%	7/2/27	7/2/21	6,201	6,087	5,950	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	16.0% Cash			4/1/24	2/16/21	1,976	1,976	1,976	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	12.3% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	7,525	6,857	5,832	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	12.3% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	773	704	599	(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	8.8% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,990	1,830	1,780	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	13.7% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,673	5,534	5,440	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	10.8% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,634	2,462	2,028	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.2% Cash	L+4.25%	0.75%	12/1/27	10/12/22	995	785	821	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	11.0% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,157	2,128	2,143	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	10.9% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,091	11,951	11,742	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	10.9% Cash	EURIBOR+6.00%	1.00%	11/23/27	11/23/21	872	859	847	(7)(12)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	10.8% Cash	L+6.00%		10/1/24	10/28/20	2,641	2,458	1,998	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	10.4% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,925	4,857	1,576	(7)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	11.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	6,972	6,961	6,955	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	11.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	343	342	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	10.5% Cash	SOFR+5.50%	1.00%	4/1/27	10/28/20	3,694	3,301	3,398	(7)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	13.3% PIK	L+6.50%	1.00%	9/28/24	2/4/22	186	186	167	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	13.5% PIK	L+6.50%	1.00%	9/28/24	1/20/22	184	184	166	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	11.3% PIK	L+6.50%	1.00%	9/28/24	2/4/22	6,348	$6,063	$5,705	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	13.5% PIK	L+6.50%	1.00%	9/28/24	2/4/22	426	392	383	(7)(12)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	13.2% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	9,938	9,751	9,752	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	10.3% Cash	L+5.50%	1.25%	7/26/23	10/28/20	5,280	5,196	5,270	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	11.0% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,901	6,847	6,711	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	11.0% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,879	2,881	2,799	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	12.0% Cash	SOFR+7.00%	1.00%	12/29/23	3/2/22	403	403	393	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	12.0% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	703	702	685	(7)(12)
Naviga Inc.	First Lien Term Loan	Services: Business	12.0% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	4,937	4,892	4,809	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	11.9% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	609	602	591	(7)(12)(13)(20)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	12.0% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	746	745	727	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	12.0% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	451	447	440	(7)(12)(13)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	9.7% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,000	1,790	1,804	(7)(12)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	9.7% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	3,340	3,318	3,297	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	9.9% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	287	277	272	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(2)	(13)	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			6/30/23	1/27/22	14,624	14,624	13,718	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	11.1% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,746	7,640	7,330	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.4% Cash	L+4.50%	1.00%	10/21/24	10/28/20	728	689	725	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.4% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,490	2,355	2,478	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.4% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,505	1,425	1,497	(7)(12)(13)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	392	389	374	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	56	56	36	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,643	1,432	1,058	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,511	1,328	196	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,178	1,169	1,107	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	10.8% Cash	L+6.00%	1.00%	1/2/25	12/30/21	2,037	2,026	2,004	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.8% Cash	L+6.00%	1.00%	1/2/25	12/30/21	552	533	521	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	10.7% Cash	L+5.75%	1.00%	4/22/27	4/21/21	5,655	5,628	5,614	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.4% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	507	460	448	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	12.5% Cash	PRIME+4.50%	0.50%	6/8/29	6/9/22	7,453	6,753	6,575	(7)(12)(13)
Project Leopard Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.8% Cash	SOFR+5.25%	1.00%	6/15/29	6/15/22	7,980	7,477	7,383	(7)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	9.9% Cash	L+4.75%	1.00%	8/3/24	12/23/19	2,750	2,747	2,667	(7)(12)(13)
Qualtek LLC	First Lien Term Loan	High Tech Industries	6.0% Cash + 11.0% PIK	SOFR+1.00%	1.00%	6/16/24	3/16/23	2,395	2,323	2,323	(12)
Qualtek LLC	First Lien Term Loan	High Tech Industries	6.3% Cash + 11.0% PIK	SOFR+1.00%	1.00%	6/16/24	3/16/23	871	845	845	(12)
Qualtek LLC	First Lien Term Loan	High Tech Industries	11.3% Cash	SOFR+6.25%	1.00%	7/18/25	10/28/20	1,514	1,359	925	(13)
Qualtek LLC	First Lien Term Loan	High Tech Industries	11.3% Cash	SOFR+6.25%	1.00%	7/18/25	3/16/23	3,882	3,488	3,820	(12)(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	9.1% Cash	L+4.25%		7/9/25	1/26/21	7,000	6,411	5,677	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	10.8% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,116	6,058	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	10.8% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,461	4,365	4,367	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	9.7% Cash	L+4.50%	1.00%	11/1/24	3/21/22	987	$954	$709
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,681	2,583	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	11.0% Cash + 1.0% PIK	L+6.00%	1.00%	5/1/24	10/1/21	6,192	5,917	6,039	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	15.7% Cash	SOFR+10.76%	2.00%	8/1/24	6/9/21	5,460	5,183	5,165	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	9.3% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,683	1,680	1,508	(7)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.9% Cash	SOFR+6.25%	1.00%	10/2/27	10/1/21	7,933	7,918	7,920	(7)(12)(13)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	10/2/27	5/2/22	-	(3)	(1)	(7)(12)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.8% Cash	SOFR+6.25%	1.00%	10/2/27	5/2/22	3,065	3,054	3,057	(7)(12)(20)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	10.3% Cash	L+5.50%	1.00%	6/28/24	12/8/20	5,501	5,495	5,485	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	10.3% Cash	L+5.50%	1.00%	6/28/24	12/23/19	726	726	724	(7)(12)(13)(20)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	10.2% Cash	L+5.00%	1.00%	11/18/24	12/18/19	1,800	1,788	1,800	(7)(12)(13)
Total Senior Secured Loans (174% of net asset value at fair value)									$408,665	$392,022
Junior Secured Loans
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	11.3% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	$3,976	$3,690	(7)(12)(13)
Dcert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	11.7% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,390	5,020	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	12.3% Cash	L+7.50%		7/23/26	12/18/19	400	377	365	(7)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	14.8% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,488	1,133	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	11.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,955	5,607	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.2% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,960	3,648	(7)(13)
Lucky Bucks Holdings LLC	Promissory Note	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,829	5,568	1,443	(5)(7)(12)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	11.9% Cash	SOFR+7.00%		9/4/26	12/8/20	7,700	7,412	7,609	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	13.3% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,137	1,183	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			1/31/23	3/8/22	2,020	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	12.2% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,907	4,837	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	12.6% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,501	2,658	(7)(13)
Robertshaw Us Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	13.2% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,989	836	(7)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	12.3% Cash + 1.5% PIK	L+7.50%	1.00%	8/24/24	12/23/19	12,766	12,654	12,766	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	74	74	-	(5)(7)(12)
Total Junior Loans (23% of net asset value at fair value)									$64,319	$50,795
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to unaudited consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Services: Consumer		5/18/22	-	-	304	(7)(12)(18)(23)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% Cash	5/18/22	146,214	4	175	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	658	-	1,567	(7)(12)(18)(19)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	502	606	(7)(12)(18)(23)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,251,447	2,251	2,461	(7)(12)(23)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	169	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	159	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,049,871	3,051	3,050	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	752	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	548	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	244	(7)(12)(17)(18)(21)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	52	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	-	(7)(12)(13)(18)(21)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	261	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense		6/9/21	1,938	280	242	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	771	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(23)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,170	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	340	(7)(12)(18)
South Street Securities Holdings, Inc	Warrant	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	462	(7)(12)(18)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		6/9/21	10	159	365	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		6/9/21	185	425	598	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (7% of net asset value at fair value)						$24,345	$15,320

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 6.8%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$4,314	$3,297	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,534	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 13.1%	CLO Fund Securities	10/27/31	24.8%	9/27/18	6,269	5,284	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 20.5%	CLO Fund Securities	11/1/28	6.8%	10/10/13	896	846	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 5.5%	CLO Fund Securities	7/17/29	57.2%	10/22/21	4,262	3,295	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 27.5%	CLO Fund Securities	7/17/30	57.2%	10/22/21	6,519	6,519	(3)(12)
Total CLO Fund Securities (9% of net asset value at fair value)						$30,860	$19,241

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

See accompanying notes to unaudited consolidated financial statements.

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,414	$16,076	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	46,980	45,625	(9)(16)(17)(20)
Total Joint Venture (27% of net asset value at fair value)				$74,394	$61,701

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (239% of net asset value at fair value)				$620,821	$539,122

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2023 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2023. As noted in the table above, 77.4% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of March 31, 2023 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $624.0 million. The aggregate gross unrealized appreciation is approximately $35.6 million, the aggregate gross unrealized depreciation is approximately $38.8 million., and the net unrealized depreciation is approximately $3.2 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 83.1% of the total assets at March 31, 2023.
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
(13)
As of March 31, 2023, this investment is pledged to secure the Company’s debt obligations.
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
Information related to the Company’s derivatives is presented below as of March 31, 2023:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	5/13/23	$-

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

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

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2022 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2022. As noted in the table above, 78.8%(based on par) of debt securities contain floors which range between 0.50% and 2.00%.
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
(23)
This investment is held by PTMN Sub Holdings LLC, one of the company's taxable blocker subsidiaries.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023(4)	2022(4)
Per Share Data:
Net asset value, at beginning of period	$24.23	$28.88
Net investment income(1)	0.89	0.82
Net realized gains (losses) from investments(1)	(0.32)	(0.57)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.62)	0.22
Tax (provision) benefit on realized and unrealized gains (losses) on investments	0.06	(0.05)
Net (decrease) increase in net assets resulting from operations	$0.01	$0.42
Net decrease in net assets resulting from distributions	$(0.68)	$(0.63)
Net increase (decrease) in net assets relating to stock-based transactions(6)	-	0.09
Net asset value, end of period	$23.56	$28.76
Total net asset value return(2)	0.4%	2.3%
Total market return(3)	(7.4)%	0.3%
Ratio/Supplemental Data:
Per share market value at beginning of period	$23.00	$24.76
Per share market value at end of period	$20.61	$24.18
Shares outstanding at end of period	9,556,356	9,676,705
Net assets at end of period	$225,106	$278,301
Portfolio turnover rate(5)	8.2%	7.0%
Asset coverage ratio	162%	178%
Ratio of net investment income to average net assets (annualized)	15.1%	11.5%
Ratio of total expenses to average net assets (annualized)	20.9%	13.1%
Ratio of interest expense to average net assets (annualized)	11.2%	4.9%
Ratio of non-interest expenses to average net assets (annualized)	9.7%	8.3%

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2023, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2023, the Company provided approximately $7.7 million to portfolio companies. Approximately $4.5 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2023, the Company held loans it has made to 89 investee companies with aggregate principal amounts of approximately $488.1 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months ended March 31, 2023 and 2022, the Company did not recognize any fee income from such or similar activities.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2023, five of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net increase (decrease) in net assets resulting from operations	$55	$4,058
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,555,125	9,698,099
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations	$0.01	$0.42

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023 (Unaudited)			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$408,665	$392,022	73	$435,856	$418,722	73
Junior Secured Loan	64,319	50,795	9	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	24,345	15,320	3	28,848	21,905	4
CLO Fund Securities	30,860	19,241	4	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	74,394	61,701	11	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$620,821	$539,122	100%	$652,217	$576,478	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2023 and December 31, 2022 were as follows:

($ in thousands)	March 31, 2023 (Unaudited)			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$9,697	$9,698	2	$10,579	$10,494	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	6,826	6,422	1	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	64,526	66,151	12	76,038	78,264	14
Beverage, Food and Tobacco	12,602	12,342	2	12,619	12,456	2
Capital Equipment	10,681	1,609	0	10,681	2,745	1
Chemicals, Plastics and Rubber	10,397	10,193	2	10,447	10,359	2
CLO Fund Securities	30,860	19,241	4	34,649	20,453	3
Construction & Building	9,624	9,408	2	9,545	9,199	2
Consumer goods: Durable	16,668	13,411	2	16,762	13,943	2
Containers, Packaging and Glass	2,747	2,667	1	2,754	2,655	1
Electronics	10,874	11,121	2	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,719	795	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	18,588	18,593	3	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,220	6,210	1	9,726	9,586	2
Healthcare & Pharmaceuticals	45,400	43,549	8	51,901	50,566	9
High Tech Industries	85,805	77,471	14	83,661	73,994	13
Hotel, Gaming & Leisure	10,425	3,019	1	10,245	6,798	1
Joint Venture	74,394	61,701	11	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	9,775	9,396	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	15,007	14,490	3	14,930	14,358	2
Media: Diversified & Production	1,788	1,800	0	6,976	6,572	1
Metals & Mining	14,624	13,717	3	15,846	14,786	3
Retail	8,804	8,903	2	10,772	10,871	2
Services: Business	67,135	66,302	13	66,807	66,207	11
Services: Consumer	8,804	8,612	2	8,569	8,128	1
Telecommunications	11,497	10,145	2	11,475	10,077	2
Textiles and Leather	12,654	12,766	2	12,689	12,808	2
Transportation: Cargo	11,578	11,389	2	11,583	11,342	2
Transportation: Consumer	7,640	7,330	1	7,653	7,335	1
Total	$620,821	$539,122	100%	$652,217	$576,478	100%
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

At March 31, 2023 and December 31, 2022, the total amount of non-qualifying assets was approximately 16.9% and 17.6% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 10.4% and 9.5% respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.2% and 3.3% of its total assets on such dates, respectively.

Investments in CLO Fund Securities

The Company has made non-controlling investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund's securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the CLO Funds less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

The following table details investments in CLO Fund Securities at March 31, 2023 (unaudited) and December 31, 2022:

($ in thousands)			March 31, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$4,314	$3,297	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,269	5,284	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	896	846	868	868
JMP CLO IV Junior Sub Note	Subordinated Notes	57	4,262	3,295	4,020	4,020
JMP CLO V Junior Sub Note	Subordinated Notes	57	6,519	6,519	10,607	7,580
Total			$30,860	$19,241	$34,649	$20,453
(1)
Represents percentage of class held at March 31, 2023.

Affiliate Investments:

The following table details investments in affiliates at March 31, 2023 (unaudited):

($ in thousands)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of March 31, 2023	Principal / Shares at March 31, 2023	Interest and Fee Income	Dividend Income
Asset Manager Affiliates(1)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	242	-	-	-	-	-	242	1,938	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	-	-	-	-	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	-	-	-	-	-	-	2,020	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	18,668	-	-	-	(2,592)	-	16,076	27,220	-	1,075
Total controlled affiliates		$18,953	$-	$-	$-	$(2,592)	$-	$16,361		$-	$1,075

Series A-Great Lakes Funding II LLC(5)(6)(7)	Joint Venture	$40,287	$5,544	$-	$-	$(206)	$-	$45,625	46,980	$-	$1,384
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	500	-	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(7)	Energy: Electricity	171	-	-	-	-	-	171	500	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,300	-	-	-	(130)	-	1,170	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	13,445	72	-	-	201	-	13,718	14,624	364	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	464	-	-	-	84	-	548	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	206	-	-	-	38	-	244	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	811	-	-	-	(213)	-	598	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	484	-	-	-	(119)	-	365	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,165	-	51	-	(51)	-	5,165	5,460	212	-
Navex Topco, Inc.(2)(5)	Electronics	7,604	-	21	-	(16)	-	7,609	7,700	222	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,390	(3,500)	9	-	101	-	-	-	43	-
Total Non-controlled affiliates		$73,827	$2,116	$81	$-	$(311)	$-	$75,713		$841	$1,384

Total Affiliated Investments		$92,780	$2,116	$81	$-	$(2,903)	$-	$92,074		$841	$2,459
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
(8)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 for additional information on the Company's commitments and contingencies

Investments in Joint Ventures

For the three months ended March 31, 2023 and 2022, the Company recognized $2.5 million and $2.1 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2023 and December 31, 2022, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $61.7 million and $59.0 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2023 was $45.6 million. The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2023, the Company has a $2.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2023 (unaudited) and December 31, 2022, respectively:

	As of March 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$53,371	$389,489	$-	$442,860
Equity securities	-	-	15,320	-	15,320
CLO Fund securities	-	-	19,241	-	19,241
Joint Ventures	-	-	16,076	45,625	61,701
Derivatives	-	-	-	-	-
Total	$-	$53,371	$440,126	$45,625	$539,122

	As of December 31, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,021	$410,144	$-	$475,165
Equity securities	-	-	21,905	-	21,905
CLO Fund securities	-	-	20,453	-	20,453
Joint Ventures	-	-	18,668	40,287	58,955
Derivatives	-	-	-	-	-
Total	$-	$65,021	$471,170	$40,287	$576,478

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2023 was $45.6 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Three Months Ended March 31, 2023
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$410,144	$21,905	$20,453	$18,668	$-	$471,170
Transfers out of Level III¹	(5,585)	-	-	-	-	(5,585)
Transfers into Level III²	6,519	-	-	-	-	6,519
Net accretion	2,197	-	548	-	-	2,745
Purchases	8,880	68	-	-	-	8,948
Sales/Paydowns/Return of Capital	(29,317)	(5,429)	(457)	-	-	(35,203)
Total realized gain (loss) included in earnings	(31)	858	(3,881)	-	-	(3,054)
Change in unrealized gain (loss) included in earnings	(3,318)	(2,082)	2,578	(2,592)	-	(5,414)
Balance, March 31, 2023	$389,489	$15,320	$19,241	$16,076	$-	$440,126
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,986)	$(1,032)	$2,578	$(2,592)	$-	$(8,033)
(1)
Transfers out of Level III represent a transfer of $5.6 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2023.
(2)
Transfers into Level III represent a transfer of $6.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2023.

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
(1)
Transfers out of Level III represent a transfer of $11.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2022.
(2)
Transfers into Level III represent a transfer of $9.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $53.4 million and $65 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$32,150	Enterprise Value	Average EBITDA Multiple	8x-8.5x (8.09x)
Debt Securities			Expected Sale Proceeds	$129.60
			Average Revenue Multiple	0.3x-0.8x (0.7x)
			Recovery Rate Multiple	0.1x
	350,351	Income Approach	Implied Discount Rate	5.1%-41.3% (11.4%)
	6,988	Recent Transaction	Implied Discount Rate	35%
	13,897	Enterprise Value	Average EBITDA Multiple	1.6x-15.8x (5.12x)
			Average EBITDA Multiple / WACC	0.4x-3.7x (0.84x)
			Average Revenue Multiple	0.8x-1.9x (1.9x)
Equity Securities			Recovery Rate	0.3x
	752	Income Approach	Implied Discount Rate	15.0%
	671	Recent Transaction	Implied Discount Rate	12.40%
			Discount Rate	19.3%-25.4% (22.1%)
			Probability of Default	1.8%-2.5% (2.0%)
CLO Fund Securities	19,241	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	21.8%-23.4% (22.6%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	16,076	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$440,126

As of December 31, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,142	Enterprise Value	Average EBITDA Multiple	14.5x
Debt Securities			Recovery Rate Multiple	0.1x
			Average Revenue Multiple	0.3x
	387,805	Income Approach	Implied Discount Rate	5.4%-28.6% (12.2%)
	12,197	Recent Transaction	Implied Discount Rate	11.9%-13.2% (13.0%)
	20,221	Enterprise Value	Average EBITDA Multiple / WACC	0.4x-15.8x (6.73x)
Equity Securities			Recovery Rate	0.3x
	1,013	Income Approach	Implied Discount Rate	15.0%-19.3% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.40%
			Discount Rate	19.9%-25.5% (22.3%)
			Probability of Default	1.5%-2.5% (1.9%)
CLO Fund Securities	20,453	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	22.1%-23.7% (22.9%)
			Probability of Default	2.8%-3.3% (3%)
Joint Ventures	18,668	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$471,170

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

The following table details derivative investments at March 31, 2023 and December 31, 2022;

($ in thousands)	March 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities) (1)	Realized gain(loss)	Unrealized gain(loss)
Call option	$8	$-	$-	$(10)
Put option	563	-	-	-
Securities Swap and Option Agreement	-	-	(2,095)	2,422
Total	$571	$-	$(2,095)	$2,412
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

Management fees for the three months ended March 31, 2023 and 2022 were approximately $2.0 million and $2.1 million, respectively. Incentive fees for the three months ended March 31, 2023 and 2022 were approximately $1.8 million and $1.7 million, respectively.

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

The Company incurred $671 thousand and $847 thousand, respectively, of Administrative services expense for the three months ended March 31, 2023 and 2022.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	March 31, 2023	December 31, 2022
($ in thousands)	(Unaudited)
2018-2 Secured Notes (net of discount of: 2023 - $1,181; 2022 - $1,226)	$170,107	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,585; 2022 - $1,704; net of deferred financing costs of: 2023 - $756; 2022 - $818)	105,659	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $1,024; 2022 - $1,107)	77,976	90,893
	$353,742	$373,308

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2023 was 6.4% and 4.8 years, respectively, and as of December 31, 2022 were 6.1% and 5.0 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.6 million and unamortized offering costs of approximately $756 thousand as of March 31, 2023. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.7 million at March 31, 2023. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

At March 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and $79.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $78.0 million at March 31, 2023 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

For the three months ended March 31, 2023 and 2022, interest and fees expense related to the Revolving Credit Facility was approximately $1.7 million and $3.0 million, respectively.

2018-2 Secured Notes

($ in thousands)
March 31, 2023	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$23,988	$24,183	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	73,335	73,755	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$170,107	$171,288
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three-month USD LIBOR.

($ in thousands)
December 31, 2022	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$25,671	$25,880	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	78,482	78,933	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$176,937	$178,163
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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25.0 million unfunded Class A-1R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A1 R-R Notes terminated.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of March 31, 2023 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of March 31, 2023. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of March 31, 2023, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
March 31, 2023(9)	358,288	1,616	—	N/A
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
(9)
As of March 31, 2023, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $79,000 and 2018-2 Secured Notes of $171,288.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2023 and 2022 :

	Three Months Ended March 31,
($ in thousands)	2023	2022

Net (decrease) increase in net assets resulting from operations	$55	$4,058
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(571)	440
Net change in unrealized depreciation (appreciation) from investments	5,960	(2,143)
Net realized losses	3,085	5,553
Book/tax differences on CLO equity investments	(92)	398
Book/tax differences related to mergers and partnership investments	(1,763)	28
Other book/tax differences	360	230
Taxable income before deductions for distributions	$7,034	$8,564
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$0.74	$0.88

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2023, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2023, the Company had a net capital loss carryforward of $422.0 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ended March 31, 2023 , the taxable subsidiaries’ activity resulted in a provision for income taxes of $571 thousand. As of March 31, 2023, the taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and of $1.3 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2023 and December 31, 2022, the Company had $22.1 million and $35.0 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2023 the Company had a $2.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	March 31, 2023
Accordion Partners LLC	Revolver	$1,148
Accordion Partners LLC	Delayed Draw Term Loan	872
Analogic Corporation	Revolver	58
Anthem Sports & Entertainment Inc.	Revolver	83
Beta Plus Technologies, Inc.	Revolver	1,683
Bradshaw International Parent Corp.	Revolver	922
Centric Brands Inc.	Revolver	331
Centric Brands Inc.	Revolver	97
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	480
Dentive, LLC	Delayed Draw Term Loan - First Lien	748
Dentive, LLC	Revolver	234
Global Integrated Flooring Systems Inc.	Revolver	17
GreenPark Infrastructure, LLC	Preferred Equity	1,829
H.W. Lochner, Inc.	Revolver	1,799
Luminii LLC	Revolver	172
Naviga Inc.	Revolver	77
Netwrix Corporation	Revolver	861
Netwrix Corporation	Delayed Draw Term Loan - First Lien	1,005
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	2,494
TA/WEG Holdings, LLC	Delayed Draw Term Loan	1,934
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$22,102

($ in thousands)		Par Value
Portfolio Company	Investment	December 31, 2022
Accordion Partners LLC	Revolver	$1,531
Accordion Partners LLC	Delayed Draw Term Loan	698
Accordion Partners LLC	Delayed Draw Term Loan	872
Analogic Corporation	Revolver	23
Anthem Sports & Entertainment Inc.	Revolver	83
Beta Plus Technologies, Inc.	Revolver	2,415
Bradshaw International Parent Corp.	Revolver	922
Bristol Hospice	Delayed Draw Term Loan	55
Centric Brands Inc.	Revolver	428
Centric Brands Inc.	Revolver	58
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	1,400
Dentive, LLC	Delayed Draw Term Loan - First Lien	748
Dentive, LLC	Revolver	234
GreenPark Infrastructure, LLC	Preferred Equity	1,829
H.W. Lochner, Inc.	Revolver	1,799
Keg Logistics LLC	Revolver	436
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	77
Netwrix Corporation	Revolver	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	1,017
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	8,038
TA/WEG Holdings, LLC	Delayed Draw Term Loan	2,634
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$34,959

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2023	$96	$736,784	$(504,757)	$232,123
Net investment income	-	-	8,529	8,529
Net change in unrealized appreciation on investments	-	-	(5,960)	(5,960)
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(3,085)	(3,085)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	571	571
Distributions to Stockholders	-	-	(6,495)	(6,495)
Reinvested Dividends	-	215	-	215
Stock-repurchase	-	(792)	-	(792)
Balance, March 31, 2023	$96	$736,207	$(511,197)	$225,106

	For the Three Months Ended March 31, 2022
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2022	$97	$733,095	$(453,070)	$280,122
Net investment income	-	-	7,908	7,908
Net change in unrealized appreciation on investments	-	-	2,143	2,143
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(5,553)	(5,553)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(440)	(440)
Distributions to Stockholders	-	-	(6,111)	(6,111)
Reinvested Dividends	-	338	-	338
Stock-repurchase	-	(545)	-	(545)
Private placement and other	-	439	-	439
Balance at March 31, 2022	$97	$733,327	$(455,123)	$278,301

On March 8, 2022, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2023 and 2022, the Company issued 10,433 and 14,493 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2023 and December 31, 2022 was 9,556,356 and 9,581,536, respectively.

During the three months ended March 31, 2023, the Company repurchased 35,613 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $792 thousand. During the three months ended March 31, 2022, the Company repurchased 22,990 shares under the Stock
Repurchase Program at an aggregate cost of approximately $545 thousand.

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

11. SUBSEQUENT EVENTS

On May 10, 2023, our Board declared a cash distribution of $0.69 per share of common stock. The distribution is payable on May 31, 2023 to stockholders of record at the close of business as of May 22, 2023.

The Company has evaluated events and transactions occurring subsequent to March 31, 2023 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2023 (unaudited) and for the year ended December 31, 2022 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives(1)	Total Portfolio
Fair Value at December 31, 2021 2022 Activity:	$435,293	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	205,555	10,807	-	15,412	-	231,774
Pay-downs / pay-offs / sales	(144,386)	(9,980)	(6,194)	(10,400)	2,075	(168,885)
Net accretion of interest	10,652	-	4,044	-	-	14,696
Net realized gains (losses)	(14,723)	1,341	(14,762)	(526)	(2,095)	(30,765)
Increase (decrease) in fair value	(17,226)	(2,849)	5,733	(6,005)	2,432	(17,915)
Fair Value at December 31, 2022 2023 Activity:	$475,165	$21,905	$20,453	$58,955	$-	$576,478
Purchases / originations / draws	9,191	68	-	5,619	-	14,878
Pay-downs / pay-offs / sales	(40,197)	(5,429)	(457)	(75)	-	(46,158)
Net accretion of interest	2,512	-	548	-	-	3,060
Net realized gains (losses)	(153)	858	(3,881)	-	-	(3,176)
Increase (decrease) in fair value	(3,658)	(2,082)	2,578	(2,798)	-	(5,960)
Fair Value at March 31, 2023	$442,860	$15,320	$19,241	$61,701	$-	$539,122
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

The following table shows the Company’s portfolio by security type at March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023 (Unaudited)			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$408,665	$392,022	73	$435,856	$418,722	73
Junior Secured Loan	64,319	50,795	9	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	24,345	15,320	3	28,848	21,905	4
CLO Fund Securities	30,860	19,241	4	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	74,394	61,701	11	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$620,821	$539,122	100%	$652,217	$576,478	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2023 and December 31, 2022, were as follows:

($ in thousands)	March 31, 2023 (Unaudited)			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$9,697	$9,698	2	$10,579	$10,494	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	6,826	6,422	1	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	64,526	66,151	12	76,038	78,264	14
Beverage, Food and Tobacco	12,602	12,342	2	12,619	12,456	2
Capital Equipment	10,681	1,609	0	10,681	2,745	1
Chemicals, Plastics and Rubber	10,397	10,193	2	10,447	10,359	2
CLO Fund Securities	30,860	19,241	4	34,649	20,453	3
Construction & Building	9,624	9,408	2	9,545	9,199	2
Consumer goods: Durable	16,668	13,411	2	16,762	13,943	2
Containers, Packaging and Glass	2,747	2,667	1	2,754	2,655	1
Electronics	10,874	11,121	2	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,719	795	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	18,588	18,593	3	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,220	6,210	1	9,726	9,586	2
Healthcare & Pharmaceuticals	45,400	43,549	8	51,901	50,566	9
High Tech Industries	85,805	77,471	14	83,661	73,994	13
Hotel, Gaming & Leisure	10,425	3,019	1	10,245	6,798	1
Joint Venture	74,394	61,701	11	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	9,775	9,396	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	15,007	14,490	3	14,930	14,358	2
Media: Diversified & Production	1,788	1,800	0	6,976	6,572	1
Metals & Mining	14,624	13,717	3	15,846	14,786	3
Retail	8,804	8,903	2	10,772	10,871	2
Services: Business	67,135	66,302	13	66,807	66,207	11
Services: Consumer	8,804	8,612	2	8,569	8,128	1
Telecommunications	11,497	10,145	2	11,475	10,077	2
Textiles and Leather	12,654	12,766	2	12,689	12,808	2
Transportation: Cargo	11,578	11,389	2	11,583	11,342	2
Transportation: Consumer	7,640	7,330	1	7,653	7,335	1
Total	$620,821	$539,122	100%	$652,217	$576,478	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2023 and December 31, 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.7% and 11.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at March 31, 2023 was spread across 28 different industries and 106 different entities with an average par balance per entity of approximately $3.3 million. As of March 31, 2023, five of our investments were on non-accrual status. As of December 31, 2022, four of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At March 31, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 16.9% and 17.6% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 10.4% and 9.5%, of the total assets as of March 31, 2023 and December 31, 2022, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 3.2% and 3.3% of total assets on such dates, respectively.

Asset Manager Affiliates

As of March 31, 2023, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of March 31, 2023, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2023 and December 31, 2022, we had approximately $19.2 million and $20.5 million, respectively, invested in CLO Fund Securities.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in our annual report on Form 10-K for the year ended December 31, 2022.

Our CLO Fund Securities as of March 31, 2023 and December 31, 2022 were as follows:

($ in thousands)			March 31, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$4,314	$3,297	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,269	5,284	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	896	846	868	868
JMP CLO IV Junior Sub Note	Subordinated Notes	57	4,262	3,295	4,020	4,020
JMP CLO V Junior Sub Note	Subordinated Notes	57	6,519	6,519	10,607	7,580
Total			$30,860	$19,241	$34,649	$20,453
(1)
Represents percentage of class held at March 31, 2023.

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

The fair value of our investment in the Great Lakes II Joint Venture at March 31, 2023 was $45.6 million. The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of March 31, 2023, we have a $2.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, we had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2023 and 2022.

Revenue

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$14,846	$12,667
Non-controlled affiliated investments	849	591
Total interest income	$15,695	$13,258
Payment-in-kind income:
Non-controlled/non-affiliated investments	$1,527	$1,126
Non-controlled affiliated investments	73	256
Total payment-in-kind income	$1,600	$1,382
Dividend income:
Non-controlled affiliated investments	$1,384	$945
Controlled affiliated investments	1,075	1,163
Total dividend income	$2,459	$2,108
Fees and other income
Non-controlled/non-affiliated investments	$573	$196
Total fees and other income	$573	$196
Total investment income	$20,327	$16,944

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended March 31, 2023 and 2022 was approximately $20.3 million and $16.9 million, respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended March 31, 2023 and 2022 approximately $16.7 million and $13.0 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio.

At March 31, 2023 and December 31, 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.7% and 11.1%, respectively.

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

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest from investments in debt excluding accretion	$14,105	$9,812
Purchase discount accounting	1,042	1,812
PIK Investment Income	1,600	1,382
CLO Income	548	1,634
JV Income	2,459	2,108
Service Fees	573	196
Investment Income	$20,327	$16,944
Less : Purchase discount accounting	$(1,042)	$(1,812)
Core Investment Income	$19,285	$15,132

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

Investment Income on Investments in CLO Fund Securities. For the three months ended March 31, 2023 and 2022, approximately $548 thousand and $1.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended March 31, 2023 and 2022, we recognized $2.5 million and $2.1 million, respectively, in investment income from our investments in Joint Ventures. As of March 31, 2023 and December 31, 2022 , the fair value of our investments in Joint Ventures was approximately $61.7 million and $59.0 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended March 31, 2023 and 2022, approximately $573 thousand and $196 thousand, respectively, of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
EXPENSES
Management fees	$1,953	$2,135
Performance-based incentive fees	1,808	1,678
Interest and amortization of debt issuance costs	6,332	3,344
Professional fees	603	845
Administrative services expense	671	847
Other general and administrative expenses	431	187
Total expenses	$11,798	$9,036

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

Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2023 and 2022 were approximately $2.0 million and $2.1 million, respectively. Incentive fees for the three months ended March 31, 2023 and 2022 were approximately $1.8 million and $1.7 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended March 31, 2023 and 2022, interest expense and amortization on debt issuance costs and discount for the period was approximately $6.3 million and $3.3 million, respectively, on average debt outstanding of $364.6 million and $350.1 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended March 31, 2023 and 2022 were approximately $11.8 million and $9.0 million, respectively. The increase in total expenses for the three months ended March 31, 2023 in comparison to the prior year was primarily driven by the increase in assets under management.

For the three months ended March 31, 2023 and 2022, professional fees totaled approximately $603 thousand and $845 thousand, respectively.

For the three months ended March 31, 2023 and 2022, administrative services expense was approximately $671 thousand and $847 thousand, respectively.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $431 thousand and $187 thousand for the three months ended March 31, 2023 and 2022, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in net assets before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2023 net investment income and net realized gains (losses) were approximately $5.4 million, or $0.57 per share. For the three months ended March 31, 2022, net investment income and net realized gains (losses) were approximately $2.4 million, or $0.24 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2023, GAAP-basis net investment income was approximately $8.5 million or $0.89 per share, while tax-basis distributable income was approximately $7.0 million or $0.74 per basic share. For the three months ended March 31, 2022, GAAP-basis net investment income was approximately $7.9 million or $0.82 per share, while tax-basis distributable income was approximately $8.6 million or $0.88 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(3,057)	$829
Non-controlled affiliated investments	(311)	117
Controlled affiliated investments	(2,592)	(1,245)
Derivatives	-	2,442
Total net unrealized gain (loss) from investment transactions	$(5,960)	$2,143

During the three months ended March 31, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately ($6.0) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $2.6 million on CLO Fund Securities, ($2.1) million on equity securities, ($2.8) million on our Joint Ventures investments, and ($3.7) million on our debt securities. During the three months ended March 31, 2022, our total investments had net change in unrealized appreciation (depreciation) of approximately $2.1 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately ($2.2) million on CLO Fund Securities, $2.1 million on equity securities, ($1.2) million on our Joint Ventures investments, $985 thousand on our debt securities, and $2.4 million on our derivatives.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2023 was $55 thousand, or $0.01 per basic share. The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2022 was $4.1 million, or $0.42 per basic share.

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

As of March 31, 2023 and December 31, 2022 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,865	$5,148
Restricted Cash	34,241	27,983
Senior Secured Loan	392,022	418,722
Junior Secured Loan	50,795	56,400
Senior Unsecured Bond	43	43
Equity Securities	15,320	21,905
CLO Fund Securities	19,241	20,453
Asset Manager Affiliates	-	-
Joint Ventures	61,701	58,955
Derivatives	-	-
Total	$585,228	$609,609

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2023, we had approximately $358.3 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 162%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2023, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

At March 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $79.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution	Declaration Date	Record Date	Pay Date
2023:
First quarter	$0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$0.68
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40

Stock Repurchase Program

On March 8, 2022, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2023, the Company repurchased 35,613 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $792 thousand. During the three months ended March 31, 2022, the Company repurchased 22,990 of its shares under the Stock Repurchase program at an aggregate cost of approximately $545 thousand.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2023 and December 31, 2022, we had approximately $22.1 million and $35.0 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2023, we had a $2.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2023:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$358,288	$—	$—	$187,000	$171,288

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2023, five of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2023 , approximately 89.2% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR or the prime rate. 77.4% of these floating rate loans contain LIBOR floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2023, we had $358.3 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.4%, of which $108.0 million par value had a fixed rate and $250.3 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2023 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,579	$3,158	$4,738
Decrease in interest rate	$(1,579)	$(3,158)	$(4,727)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.6 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.2 million and $4.7 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in an increase in net investment income of approximately $1.6 million. A decrease in interest rates of 2% and 3% would result in an decrease in net investment income of approximately $3.2 million and $4.7 million, respectively. The effect on net investment income from declines in interest rates impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 9, 2021, HCAP merged with and into the Company with the Company as the surviving corporation. As a result, the Company became responsible for any claims against HCAP as well as for any advancement and/or indemnification owed to the former officers and directors of HCAP. On or about May 10, 2022, plaintiffs in the Delaware Actions filed a consolidated amended complaint seeking damages against defendants for allegedly breaching their fiduciary duties in connection with the proposed merger. On or about May 31, 2022, defendants moved to dismiss the Delaware action. Thereafter, in December 2022, plaintiffs in the Delaware Action again amended their complaint, and defendants again moved to dismiss the Delaware Action.

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

Item 1A. Risk Factors

Other than the items noted below, there have been no material changes during quarter ended March 31, 2023 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2022.

We, our Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three months ended March 31, 2023, except as previously reported by us on our current reports on Form 8-K. We issued a total of 10,433 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three months ended March 31, 2023. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2023, the aggregate value of the shares of our common stock issued under our DRIP was approximately $215 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-April 30, 2022	39,014	$23.75	39,014	$8,528

May 1-May 31, 2022	42,426	$22.73	42,426	$7,564

June 1-June 30, 2022	25,187	$22.53	25,187	$6,996

July 1-September 30, 2022	-		-	$6,996

October 1-November 30, 2022	-		-	$6,996

December 1-December 31, 2022	37,400	$22.11	37,400	$6,169

Total, December 31, 2022	167,017		167,017

January 1-January 31, 2023	29,988	$22.51	29,988	$5,494

February 1-February 28, 2023	-		-	$5,494

March 1-March 31, 2023	5,625	$20.77	5,625	$9,883

Total, March 31, 2023	35,613		35,613

Total	202,630		202,630
(1)
On March 8, 2022, the Board of Directors of the Company approved a $10 million stock repurchase program for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

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

PORTMAN RIDGE FINANCE CORPORATION

Date: May 10, 2023	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *