Form 10-Q
period 2023-06-30
Portman Ridge Finance Corp
filed 2023-08-09
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of common stock of the registrant as of August 7, 2023 was 9,508,123.

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2023 - $465,608; 2022 - $518,699)	$422,072	$483,698
Non-controlled affiliated investments (amortized cost: 2023 - $72,325; 2022 - $75,196)	71,411	73,827
Controlled affiliated investments (cost: 2023 - $58,042; 2022 - $58,322)	16,617	18,953
Total Investments at Fair Value (cost: 2023 - $595,975; 2022 - $652,217)	$510,100	$576,478
Cash and cash equivalents	20,254	5,148
Restricted cash	15,192	27,983
Interest receivable	5,245	4,828
Receivable for unsettled trades	1,755	1,395
Due from affiliates	1,896	930
Other assets	2,802	2,724
Total Assets	$557,244	$619,486
LIABILITIES
2018-2 Secured Notes (net of discount of: 2023 - $938; 2022 - $1,226)	$146,734	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,467; 2022 - $1,704; net of deferred financing costs of: 2023 - $692; 2022 - $818)	105,841	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $941; 2022 - $1,107)	77,059	90,893
Payable for unsettled trades	422	1,276
Accounts payable, accrued expenses and other liabilities	3,988	4,614
Accrued interest payable	3,618	3,722
Due to affiliates	1,021	900
Management and incentive fees payable	3,548	3,543
Total Liabilities	$342,231	$387,363
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,935,250 issued, and 9,537,236 outstanding at June 30, 2023, and 9,916,856 issued, and 9,581,536 outstanding at December 31, 2022	$95	$96
Capital in excess of par value	735,808	736,784
Total distributable (loss) earnings	(520,890)	(504,757)
Total Net Assets	$215,013	$232,123
Total Liabilities and Net Assets	$557,244	$619,486
Net Asset Value Per Common Share	$22.54	$24.23

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$14,786	$10,649	$29,632	$23,316
Non-controlled affiliated investments	626	857	1,475	1,448
Total interest income	$15,412	$11,506	$31,107	$24,764
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	$859	$1,199	$2,386	$2,325
Non-controlled affiliated investments	107	73	180	329
Controlled affiliated investments	-	20	-	20
Total payment-in-kind income	$966	$1,292	$2,566	$2,674
Dividend income:
Non-controlled affiliated investments	$1,864	$1,005	$3,248	$1,950
Controlled affiliated investments	465	1,066	1,540	2,229
Total dividend income	$2,329	$2,071	$4,788	$4,179
Fees and other income
Non-controlled/non-affiliated investments	$905	$175	$1,478	$371
Non-controlled affiliated investments	14	-	14	-
Total fees and other income	$919	$175	$1,492	$371
Total investment income	$19,626	$15,044	$39,953	$31,988
EXPENSES
Management fees	$1,869	$2,088	$3,822	$4,223
Performance-based incentive fees	1,680	1,169	3,488	2,847
Interest and amortization of debt issuance costs	6,372	3,889	12,704	7,233
Professional fees	699	879	1,302	1,724
Administrative services expense	659	822	1,330	1,669
Other general and administrative expenses	432	675	863	862
Total expenses	$11,711	$9,522	$23,509	$18,558
NET INVESTMENT INCOME	$7,915	$5,522	$16,444	$13,430
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	$(5,267)	$(14,109)	$(8,352)	$(17,779)
Non-controlled affiliated investments	(1,124)	118	(1,124)	330
Controlled affiliated investments	(80)	-	(80)	-
Derivatives	-	-	-	(2,095)
Net realized gain (loss) on investments	$(6,471)	$(13,991)	$(9,556)	$(19,544)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(5,478)	$4,870	$(8,535)	$5,699
Non-controlled affiliated investments	766	(1,329)	455	(1,212)
Controlled affiliated investments	536	(3,428)	(2,056)	(4,673)
Derivatives	-	-	-	2,442
Net unrealized gain (loss) on investments	$(4,176)	$113	$(10,136)	$2,256
Tax (provision) benefit on realized and unrealized gains (losses) on investments	$(164)	$(77)	$407	$(517)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(10,811)	$(13,955)	$(19,285)	$(17,805)
Realized gains (losses) on extinguishments of debt	$(218)	$-	$(218)	$-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,114)	$(8,433)	$(3,059)	$(4,375)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.33)	$(0.88)	$(0.32)	$(0.45)
Net Investment Income Per Common Share:
Basic and Diluted:	$0.83	$0.57	$1.72	$1.39
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	9,541,722	9,634,870	9,548,424	9,666,298

(1)
During the three and six months ended June 30, 2023, the Company received $191.2 thousand and $492.4 thousand, respectively of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operations:
Net investment income	$16,444	$13,430
Net realized gains (losses) from investment transactions	(9,556)	(19,544)
Realized gains (losses) from extinguishments of debt	(218)	-
Net change in unrealized appreciation (depreciation) on investments	(10,136)	2,256
Tax (provision) benefit on realized and unrealized gains (losses) on investments	407	(517)
Net increase (decrease) in net assets resulting from operations	(3,059)	(4,375)

Stockholder distributions:
Distributions of ordinary income	$(13,074)	$(12,175)
Net decrease in net assets resulting from stockholder distributions	$(13,074)	$(12,175)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$368	$684
Stock repurchases	(1,345)	(3,004)
Private placement and other	-	414
Net increase (decrease) in net assets resulting from capital share transactions	$(977)	(1,906)

Net assets at beginning of period	$232,123	280,122
Net assets at end of period	$215,013	$261,666
Net asset value per common share	$22.54	$27.26
Common shares outstanding at end of period	9,537,236	9,599,856
(1)
Refer to Note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(3,059)	$(4,375)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	9,646	19,544
Net change in unrealized (appreciation) depreciation from investments	10,136	(2,256)
Purchases of investments	(23,170)	(127,470)
Proceeds from sales and redemptions of investments	76,575	84,862
Net accretion of investments	(4,349)	(5,913)
Amortization of debt issuance costs	598	609
Realized (gains) losses on extinguishments of debt	218	-
Net payment-in-kind income	(2,566)	(2,674)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	(360)	15,414
(Increase) decrease in interest and dividends receivable	(310)	2,685
(Increase) decrease in due from affiliates	(966)	(186)
(Increase) decrease in other assets	(78)	(15,235)
Increase (decrease) in payable for unsettled trades	(854)	14,896
Increase (decrease) in accrued interest payable	(104)	432
Increase (decrease) in management and incentive fees payable	5	(1,282)
Increase (decrease) in due to affiliates	121	(908)
Increase (decrease) in accounts payable and accrued expenses	(626)	(96)
Net cash (used in) provided by operating activities	$60,857	(21,953)
FINANCING ACTIVITIES:
Debt issuance costs	$-	$(776)
Private placement and other	-	414
Stock repurchase program	(1,345)	(3,004)
Distributions to stockholders	(12,706)	(11,491)
Repayment of 2018-2 Secured Notes	(30,491)	-
Repayment of Revolving Credit Facilities	(37,500)	-
Borrowings from Revolving Credit Facilities	23,500	12,500
Net cash (used in) provided by financing activities	$(58,542)	(2,357)
CHANGE IN CASH AND RESTRICTED CASH	$2,315	$(24,310)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	33,131	68,340
CASH AND RESTRICTED CASH, END OF PERIOD	$35,446	$44,030
Amounts per balance sheet:
Cash and cash equivalents	$20,254	$22,039
Restricted cash	15,192	21,991
Total Cash and Restricted cash	$35,446	$44,030
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$12,210	$2,848
Reinvestment of distributions	$368	$684

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	11.5% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,948	$7,791	$7,859	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	0.5% Cash		0.75%	8/31/28	8/31/22	-	(30)	(17)	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.7% Cash	SOFR+6.50%	0.75%	8/29/29	8/31/22	698	691	698	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.3% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	872	863	862	(7)(12)(13)
Accurate Background, LLC	Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	3/26/27	10/20/21	2,947	2,759	2,829	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	3/26/27	9/7/22	1,489	1,385	1,429	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.0% Cash + 5.0% PIK			4/14/27	4/14/22	13,684	13,684	13,205	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	11.5% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	995	980	970	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	10.3% Cash	L+5.00%		8/15/25	10/28/20	2,291	2,082	2,270	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	12.4% Cash + 0.8% PIK	SOFR+7.00%	1.00%	10/6/26	12/9/20	4,875	4,820	4,729	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	11.5% Cash	L+6.25%	1.00%	10/6/26	12/9/20	750	739	720	(7)(12)(20)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	5,500	5,393	4,716	(7)(12)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	10.9% Cash + 5.3% PIK	L+5.75%	1.00%	1/1/25	3/1/22	3,050	3,034	3,039	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	10.9% Cash + 5.3% PIK	L+5.75%	1.00%	1/1/25	3/1/22	605	602	603	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	10.5% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,466	3,342	3,413	(7)(12)(13)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	12.6% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,361	6,255	6,274	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	15.0% Cash + 2.8% PIK	L+9.50%	1.00%	11/15/26	11/15/21	11,867	11,673	10,591	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.0% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	491	442	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	16.8% Cash	PRIME+8.50%	1.00%	11/15/26	11/15/21	500	491	442	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.0% Cash	L+9.50%	1.00%	6/30/24	8/9/22	500	500	446	(7)(12)
Appfire Technologies, LLC	Term Loan	High Tech Industries	10.7% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,924	5,916	5,845	(7)(12)(13)
BetaNXT, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	11.0% Cash	SOFR+5.75%		7/1/29	7/1/22	15,880	14,995	14,670	(7)(12)(13)
BetaNXT, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	0.3% Cash			7/1/27	7/1/22	-	-	(103)	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	11.0% Cash	SOFR+5.75%	1.00%	10/21/27	10/29/21	496	487	480	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash		1.00%	10/21/26	10/29/21	-	(23)	(30)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	11.0% Cash	SOFR+5.75%	1.00%	12/22/26	12/22/20	2,124	2,099	2,065	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.9% Cash	SOFR+5.75%	1.00%	12/22/26	12/22/20	756	752	735	(7)(12)(13)(20)
BW NHHC Holdco Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	12.7% Cash	SOFR+7.50%	2.00%	1/15/26	12/21/22	952	944	957	(7)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	11.2% Cash	SOFR+6.00%	1.00%	7/7/23	11/17/21	6,498	6,498	6,466	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	11.2% Cash	L+6.00%	1.00%	7/7/23	7/29/21	1,072	1,072	1,066	(7)(12)(13)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	11.7% Cash	L+6.50%	1.00%	7/7/23	6/26/20	2,775	2,775	2,761	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	11.0% Cash	SOFR+5.75%	1.00%	9/27/27	10/8/21	3,822	3,795	3,486	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,170	6,127	6,143	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	10.7% Cash	SOFR+5.75%	1.00%	10/9/24	10/28/20	739	715	737	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	7.6% Cash + 6.5% PIK	SOFR+2.50%		10/9/25	10/28/20	10,133	9,316	8,719	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	0.8% Cash		1.00%	10/9/24	8/22/22	-	(1)	-	(7)(12)(13)(20)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.7% Cash	SOFR+5.50%	1.00%	7/16/23	1/11/21	225	225	224	(7)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.7% Cash	SOFR+5.50%	1.00%	1/26/24	10/1/21	6,624	6,337	6,624	(7)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.7% Cash	SOFR+5.50%	1.00%	7/16/23	1/11/21	223	223	223	(7)(13)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.1% Cash	SOFR+5.75%	1.00%	10/30/26	11/1/21	628	595	628	(7)(12)(13)(20)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	11.0% Cash	SOFR+5.75%	1.00%	10/30/26	11/1/21	8,124	$8,029	$8,124	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	11.1% Cash	SOFR+5.75%	1.00%	10/30/26	11/1/21	920	885	920	(7)(12)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.75%	1.00%	11/23/26	12/8/20	2,730	2,687	2,730	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.2% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,515	1,473	1,475	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	71	61	51	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		0.75%	12/23/28	12/23/22	-	(6)	(6)	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	10.1% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,485	1,467	1,202	(7)(13)
Electro Rent Corporation	First Lien Term Loan	High Tech Industries	10.8% Cash	SOFR+5.50%	1.00%	11/1/24	11/16/22	992	979	974	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	11.7% Cash	SOFR+6.50%		12/14/25	10/28/20	2,266	2,098	2,215	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	10.2% Cash	L+5.00%	0.75%	10/6/28	3/22/22	4,938	4,888	4,752	(7)(12)
Florida Food Products, LLC	First Lein Term Loan	Beverage, Food and Tobacco	10.1% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	1,990	1,888	1,915	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	10.0% Cash	SOFR+4.75%	0.75%	2/25/26	3/18/22	2,900	2,887	2,855	(12)(13)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	14.5% Cash + 1.0% PIK	SOFR+8.36%	1.25%	5/15/24	10/28/20	50	44	24	(7)(12)
Global Integrated Flooring Systems Inc.	First Lein Term Loan	Consumer goods: Durable	13.3% Cash + 1.0% PIK	SOFR+8.36%	1.25%	5/15/24	10/28/20	6,944	6,220	3,347	(7)(12)
Grindr Capital LLC	Delayed Draw Term Loan - First Lien	Telecommunications	13.4% Cash	SOFR+8.00%	1.50%	11/14/27	11/14/22	1,974	1,956	1,958	(12)(13)
Grindr Capital LLC	Term Loan	Telecommunications	13.5% Cash	SOFR+8.00%	1.50%	11/14/27	6/10/20	3,002	2,977	2,978	(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	11.3% Cash	SOFR+6.25%	1.00%	7/2/27	7/2/21	14,738	14,540	14,282	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	11.1% Cash	SOFR+6.25%	1.00%	7/2/27	7/2/21	6,201	6,094	5,953	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	16.0% Cash			4/1/24	2/16/21	1,940	1,940	1,940	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	12.8% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	7,525	7,087	5,418	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	12.8% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	773	728	556	(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.2% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,985	1,837	1,816	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	14.0% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,638	5,507	5,362	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	11.2% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,627	2,474	2,141	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.4% Cash	L+4.25%	0.75%	12/1/27	10/12/22	992	794	841	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	11.3% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,191	2,164	2,191	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	12,061	11,928	11,799	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	872	859	853	(7)(12)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	11.7% Cash	SOFR+6.50%	1.00%	12/31/26	10/28/20	2,489	2,337	2,033	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	12.7% Cash	L+7.50%	0.75%	7/21/27	7/20/21	4,988	4,919	1,406	(5)(7)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	12.4% Cash	L+7.25%	1.00%	4/11/25	10/28/20	5,962	5,962	5,962	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	12.4% Cash	L+7.25%	1.00%	4/11/25	10/28/20	343	343	343	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	10.8% Cash	SOFR+5.50%	1.00%	4/1/27	10/28/20	3,684	3,316	3,498	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	13.8% PIK	L+6.50%	1.00%	9/28/24	2/4/22	193	193	134	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	14.0% PIK	L+6.50%	1.00%	9/28/24	1/20/22	191	190	133	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	13.7% PIK	L+6.50%	1.00%	9/28/24	2/4/22	6,348	6,111	4,412	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	14.0% PIK	L+6.50%	1.00%	9/28/24	2/4/22	441	413	307	(7)(12)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	13.5% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	9,875	9,699	9,646	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	10.6% Cash	L+5.50%	1.25%	7/26/23	10/28/20	5,233	5,215	5,213	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	12/9/26	12/31/20	6,883	6,833	6,625	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	6/9/26	1/1/22	2,871	$2,873	$2,764	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	3/2/22	402	402	397	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	701	700	691	(7)(12)
Naviga Inc.	First Lien Term Loan	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	4,924	4,894	4,856	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	609	604	599	(7)(12)(13)(20)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	744	744	734	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	12.3% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	450	448	444	(7)(12)(13)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	10.0% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,500	2,246	2,209	(7)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	10.3% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	3,363	3,342	3,323	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	10.2% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	287	277	273	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(2)	(12)	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash			4/5/28	1/27/22	4,500	4,500	3,638	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	11.4% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,590	7,492	7,400	(7)(12)(13)
PhyNet Dermatology LLC	Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	0.75%	8/16/24	5/10/23	1,310	1,275	1,310	(7)(12)(13)
PhyNet Dermatology LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash		0.75%	8/16/24	5/10/23	-	(9)	-	(7)(12)(20)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	402	399	374	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	57	57	33	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,664	1,470	963	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,538	1,370	198	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,205	1,197	1,108	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	11.2% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	2,032	2,022	1,997	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.2% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	551	532	517	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	11.2% Cash	L+5.75%	1.00%	4/22/27	4/21/21	5,636	5,612	5,570	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.4% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	7,940	7,225	6,769	(7)(12)(13)
Project Leopard Holdings, Inc.	First Lien Term Loan	High Tech Industries	10.5% Cash	SOFR+5.25%	0.50%	6/15/29	6/15/22	7,960	7,478	7,293	(7)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	10.1% Cash	SOFR+4.75%	1.00%	8/3/24	12/23/19	2,743	2,741	2,743	(7)(12)(13)
Qualtek LLC	First Lien Term Loan	High Tech Industries	6.3% Cash + 11.0% PIK	SOFR+1.00%	1.00%	6/16/24	3/16/23	2,395	2,340	2,395	(12)
Qualtek LLC	First Lien Term Loan	High Tech Industries	6.3% Cash + 11.0% PIK	SOFR+1.00%	1.00%	6/16/24	3/16/23	871	847	871	(12)
Qualtek LLC	Term Loan	High Tech Industries	6.3% Cash + 11.0% PIK	SOFR+1.00%	1.00%	8/21/23	5/25/23	491	482	491	(12)
Qualtek LLC	Term Loan	High Tech Industries	6.3% Cash + 11.0% PIK	SOFR+1.00%	1.00%	8/21/23	5/25/23	295	289	295	(12)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	11.5% Cash	SOFR+6.25%	1.00%	7/18/25	3/16/23	3,882	3,530	3,882	(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	11.5% Cash	SOFR+6.25%	1.00%	7/18/25	10/28/20	1,493	1,339	804	(5)(12)(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	9.5% Cash	SOFR+4.25%		7/9/25	1/26/21	7,000	6,476	5,309	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	11.1% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,120	6,058	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	11.4% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,450	4,359	4,345	(7)(12)(13)
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	10.0% Cash	L+4.50%	1.00%	11/1/24	3/21/22	984	957	888
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,707	2,481	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	13.4% Cash + 1.5% PIK	SOFR+8.00%	1.00%	5/1/24	10/1/21	6,346	6,136	6,154	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	15.8% Cash	SOFR+10.59%	2.00%	8/1/24	6/9/21	5,460	5,235	5,378	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	9.7% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,679	1,676	1,515	(7)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	11.2% Cash	SOFR+6.25%	1.00%	10/2/27	10/1/21	7,913	7,899	7,904	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	11.1% Cash	SOFR+6.25%	1.00%	10/2/27	5/2/22	3,530	3,520	3,525	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	10/2/27	5/2/22	-	(3)	(1)	(7)(12)(20)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	10.7% Cash	SOFR+5.50%	1.00%	6/28/24	12/8/20	5,487	5,482	5,469	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	10.7% Cash	SOFR+5.50%	1.00%	6/28/24	12/23/19	724	724	722	(7)(12)(13)(20)
VBC Spine Opco LLC	Term Loan	Healthcare & Pharmaceuticals	13.4% Cash	SOFR+8.00%	2.00%	6/14/28	6/14/23	4,774	4,680	4,679	(7)(12)(13)
VBC Spine Opco LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		2.00%	6/14/28	6/14/23	-	(8)	(8)	(7)(12)(20)
VBC Spine Opco LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	0.5% Cash		2.00%	6/14/28	6/14/23	-	(51)	(52)	(7)(12)(20)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	10.5% Cash	L+5.00%	1.00%	11/18/24	12/18/19	1,650	1,641	1,650	(7)(12)(13)
Total Senior Secured Loans (175% of net asset value at fair value)									$396,674	$376,539
Junior Secured Loans
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	11.9% Cash	SOFR+6.50%	0.50%	7/23/29	7/22/21	4,000	$3,977	$3,275	(7)(12)(13)
Dcert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	12.3% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,390	4,977	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	12.7% Cash	SOFR+7.50%		7/23/26	12/18/19	400	379	358	(7)(12)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	15.2% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,489	1,206	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	12.0% Cash	SOFR+6.75%	0.75%	2/4/29	4/29/21	6,000	5,956	5,655	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.4% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,962	3,983	(7)(13)
Lucky Bucks Holdings LLC	Promissory Note	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	6,011	5,568	1,452	(5)(7)(12)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	12.2% Cash	SOFR+7.00%		9/4/26	12/8/20	7,700	7,433	7,604	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	13.7% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,141	1,179	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			1/31/23	3/8/22	2,020	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	12.9% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,912	4,719	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	13.0% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,504	2,884	(7)(13)
Robertshaw Us Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	13.3% Cash	SOFR+8.00%	1.00%	2/28/26	2/15/18	3,000	2,990	670	(7)(12)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	75	75	-	(5)(7)(12)
Total Junior Loans (18% of net asset value at fair value)									$51,707	$37,962
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to unaudited consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Healthcare & Pharmaceuticals		5/18/22	-	-	442	(7)(12)(18)(22)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% PIK	5/18/22	146,214	4	181	(7)(12)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	658	-	1,611	(7)(12)(18)(19)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	502	595	(7)(12)(18)(22)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,321,612	2,322	2,322	(7)(12)(22)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	17	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	16	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,058,456	3,058	3,006	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	536	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	545	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	242	(7)(12)(17)(18)(21)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	87	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	-	(7)(12)(13)(18)(21)
DxTx Pain and Spine LLC	Common	Healthcare & Pharmaceuticals		6/14/23	158,166	258	258	(7)(12)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	261	(7)(12)(18)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	781	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(22)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(22)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,020	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	708	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		4/5/23	1,000	4,500	4,602	(7)(12)(17)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	322	(7)(12)(18)
South Street Securities Holdings, Inc	Warrants	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	407	(7)(12)(18)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		6/9/21	10	159	390	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		6/9/21	185	425	640	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (9% of net asset value at fair value)						$28,901	$20,013

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 6.8%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$4,324	$2,032	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,534	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 13.1%	CLO Fund Securities	10/27/31	24.8%	9/27/18	6,113	4,647	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 20.5%	CLO Fund Securities	11/1/28	6.8%	10/10/13	849	626	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 25.8%	CLO Fund Securities	7/17/29	57.2%	10/22/21	1,747	1,747	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 28.2%	CLO Fund Securities	7/17/30	57.2%	10/22/21	3,944	3,944	(3)(12)
Total CLO Fund Securities (6% of net asset value at fair value)						$25,577	$12,996

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

See accompanying notes to unaudited consolidated financial statements.

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$16,574	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	47,463	45,973	(9)(16)(17)(20)
Total Joint Venture (29% of net asset value at fair value)				$74,878	$62,547

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (237% of net asset value at fair value)				$595,975	$510,100

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR ("L"), SOFR or an alternate Base Rate (commonly based on the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2023 loan. L loans are typically indexed to 6 month, 3 month, or 1 month L rates. SOFR loans are typically indexed to 6 month, 3 month, or 1 month SOFR rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2023. As noted in the table above, 79.5% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
(2)
Reflects the fair market value of all investments as of June 30, 2023 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $596.8 million. The aggregate gross unrealized appreciation is approximately $36.1 million, the aggregate gross unrealized depreciation is approximately $36.9 million., and the net unrealized depreciation is approximately $0.8 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 82.8% of the total assets at June 30, 2023.
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
(13)
As of June 30, 2023, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of June 30, 2023:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	4/24/2024	$-

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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2023(4)	2022(4)
Per Share Data:
Net asset value, at beginning of period	$24.23	$28.88
Net investment income(1)	1.72	1.39
Net realized gains (losses) from investments(1)	(1.00)	(2.02)
Net change in unrealized (depreciation) appreciation on investments(1)	(1.06)	0.23
Realized gains (losses) from extinguishment of debt(1)	(0.02)	-
Tax (provision) benefit on realized and unrealized gains (losses) on investments	0.04	(0.05)
Net (decrease) increase in net assets resulting from operations	$(0.32)	$(0.45)
Net decrease in net assets resulting from distributions	(1.37)	(1.26)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.00	0.09
Net asset value, end of period	$22.54	$27.26
Total net asset value return(2)	(0.4)%	(0.4)%
Total market return(3)	(7.0)%	(0.1)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$23.00	$24.76
Per share market value at end of period	$19.99	$23.43
Shares outstanding at end of period	9,537,236	9,599,856
Net assets at end of period	$215,013	$261,666
Portfolio turnover rate(5)	14.1%	15.0%
Asset coverage ratio	163%	170%
Ratio of net investment income to average net assets (annualized)	14.8%	10.1%
Ratio of total expenses to average net assets (annualized)	21.2%	13.9%
Ratio of interest expense to average net assets (annualized)	11.5%	5.4%
Ratio of non-interest expenses to average net assets (annualized)	9.7%	8.5%

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2023, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended June 30, 2023, the Company provided approximately $16.7 million to portfolio companies. Approximately $6.3 million of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2023, the Company held loans it has made to 85 investee companies with aggregate principal amounts of approximately $462.1 million. The details of such loans have been disclosed on the unaudited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2023 and 2022, the Company did not recognize any fee income from such or similar activities.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2023, seven of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$(3,114)	$(8,433)	$(3,059)	$(4,375)
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,541,722	9,634,870	9,548,424	9,666,298
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations	$(0.33)	$(0.88)	$(0.32)	$(0.45)

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023 (Unaudited)			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$396,674	$376,539	74	$435,856	$418,722	73
Junior Secured Loan	51,707	37,962	7	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	28,901	20,013	4	28,848	21,905	4
CLO Fund Securities	25,577	12,996	3	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	74,878	62,547	12	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$595,975	$510,100	100%	$652,217	$576,478	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	June 30, 2023 (Unaudited)			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$9,436	$9,556	2	$10,579	$10,494	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	6,906	4,986	1	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	59,945	60,902	12	76,038	78,264	14
Beverage, Food and Tobacco	12,334	12,116	2	12,619	12,456	2
Capital Equipment	10,682	1,451	0	10,681	2,745	1
Chemicals, Plastics and Rubber	10,345	10,293	2	10,447	10,359	2
CLO Fund Securities	25,577	12,996	3	34,649	20,453	3
Construction & Building	7,773	7,507	1	9,545	9,199	2
Consumer goods: Durable	16,654	13,253	3	16,762	13,943	2
Containers, Packaging and Glass	2,741	2,743	1	2,754	2,655	1
Electronics	10,774	11,017	2	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,719	580	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	19,014	19,048	4	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,205	6,191	1	9,726	9,586	2
Healthcare & Pharmaceuticals	50,244	48,805	10	51,901	50,566	9
High Tech Industries	84,922	76,160	14	83,661	73,994	13
Hotel, Gaming & Leisure	10,487	2,859	1	10,245	6,798	1
Joint Venture	74,878	62,547	12	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	10,030	9,455	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	15,478	14,163	3	14,930	14,358	2
Media: Diversified & Production	1,641	1,650	0	6,976	6,572	1
Metals & Mining	9,000	8,948	2	15,846	14,786	3
Retail	9,024	9,009	2	10,772	10,871	2
Services: Business	67,135	65,957	13	66,807	66,207	11
Services: Consumer	9,029	8,357	2	8,569	8,128	1
Telecommunications	11,463	10,366	2	11,475	10,077	2
Textiles and Leather	-	-	-	12,689	12,808	2
Transportation: Cargo	11,585	11,114	2	11,583	11,342	2
Transportation: Consumer	7,492	7,400	1	7,653	7,335	1
Total	$595,975	$510,100	100%	$652,217	$576,478	100%
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

At June 30, 2023 and December 31, 2022, the total amount of non-qualifying assets was approximately 17.2% and 17.6% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 11.2% and 9.5% respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.3% and 3.3% of its total assets on such dates, respectively.

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

The following table details investments in CLO Fund Securities at June 30, 2023 (unaudited) and December 31, 2022:

($ in thousands)			June 30, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$4,324	$2,032	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,113	4,647	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	849	626	868	868
JMP CLO IV Junior Sub Note	Subordinated Notes	57	1,747	1,747	4,020	4,020
JMP CLO V Junior Sub Note	Subordinated Notes	57	3,944	3,944	10,607	7,580
Total			$25,577	$12,996	$34,649	$20,453
(1)
Represents percentage of class held at June 30, 2023.

Affiliate Investments:

The following table details investments in affiliates at June 30, 2023 (unaudited):

($ in thousands)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of June 30, 2023	Principal / Shares at June 30, 2023	Interest and Fee Income	Dividend Income
Asset Manager Affiliates(1)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	-	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	242	(200)	-	-	38	(80)	-	-	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	-	-	-	-	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	-	-	-	-	-	-	2,020	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	18,668	-	-	-	(2,094)	-	16,574	27,220	-	1,540
Total controlled affiliates		$18,953	$(200)	$-	$-	$(2,056)	$(80)	$16,617		$-	$1,540

Series A-Great Lakes Funding II LLC(5)(6)(7)	Joint Venture	$40,287	$6,028	$-	$-	$(342)	$-	$45,973	47,463	$-	$3,248
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	500	-	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(7)	Energy: Electricity	171	-	-	-	-	-	171	500	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,300	-	-	-	(280)	-	1,020	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	13,445	(4,428)	-	(9,000)	1,107	(1,124)	-	-	377	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	708	-	708	2,368	-	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	4,500	102	-	4,602	1,000	107	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	-	-	-	4,500	(862)	-	3,638	4,500	87	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	464	-	-	-	81	-	545	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	206	-	-	-	36	-	242	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	811	-	-	-	(171)	-	640	185	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	484	-	-	-	(94)	-	390	10	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,165	-	103	-	110	-	5,378	5,460	445	-
Navex Topco, Inc.(2)(5)	Electronics	7,604	-	42	-	(42)	-	7,604	7,700	457	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,390	(3,501)	9	-	102	-	-	-	42	-
Total Non-controlled affiliates		$73,827	$(1,901)	$154	$-	$455	$(1,124)	$71,411		$1,515	$3,248

Total Affiliated Investments		$92,780	$(2,101)	$154	$-	$(1,601)	$(1,204)	$88,028		$1,515	$4,788
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

For the three months ended June 30, 2023 and 2022, the Company recognized $2.3 million and $2.1 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2023 and 2022, the Company recognized $4.8 million and $4.2 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2023 and December 31, 2022, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $62.5 million and $59.0 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2023 was $46.0 million. The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2023, the Company has a $2.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2023 (unaudited) and December 31, 2022, respectively:

	As of June 30, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$57,551	$356,993	$-	$414,544
Equity securities	-	-	20,013	-	20,013
CLO Fund securities	-	-	12,996	-	12,996
Joint Ventures	-	-	16,574	45,973	62,547
Derivatives	-	-	-	-	-
Total	$-	$57,551	$406,576	$45,973	$510,100

	As of December 31, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,021	$410,144	$-	$475,165
Equity securities	-	-	21,905	-	21,905
CLO Fund securities	-	-	20,453	-	20,453
Joint Ventures	-	-	18,668	40,287	58,955
Derivatives	-	-	-	-	-
Total	$-	$65,021	$471,170	$40,287	$576,478

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2023 was $46.0 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six Months Ended June 30, 2023
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$410,144	$21,905	$20,453	$18,668	$-	$471,170
Transfers out of Level III¹	(10,599)	-	-	-	-	(10,599)
Transfers into Level III²	10,286	-	-	-	-	10,286
Net accretion	3,635	-	1,377	-	-	5,012
Purchases	18,298	404	-	-	-	18,702
Sales/Paydowns/Return of Capital	(66,460)	(1,526)	(973)	-	-	(68,959)
Total realized gain (loss) included in earnings	(1,191)	1,175	(9,476)	-	-	(9,492)
Change in unrealized gain (loss) included in earnings	(7,120)	(1,945)	1,615	(2,094)	-	(9,544)
Balance, June 30, 2023	$356,993	$20,013	$12,996	$16,574	$-	$406,576
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(12,868)	$(933)	$1,615	$(2,094)	$-	$(14,280)
(1)
Transfers out of Level III represent a transfer of $10.6 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2023.
(2)
Transfers into Level III represent a transfer of $10.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2023.

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
(1)
Transfers out of Level III represent a transfer of $17.1 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2022.
(2)
Transfers into Level III represent a transfer of $19.8 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2022.

As of June 30, 2023 and December 31, 2022, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $57.6 million and $65 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$12,455	Enterprise Value	Average EBITDA Multiple	7.0x
Debt Securities			Expected Sale Proceeds	$98.8-$120.0 ($108.4)
			Recovery Rate Multiple	0.1x
	327,829	Income Approach	Implied Discount Rate	5.7%-123.6% (12.0%)
	12,090	Waterfall Analysis	Average EBITDA Multiple	7.0x
			Average Revenue Multiple	0.35x
	4,619	Recent Transaction	Implied Discount Rate	13.0%
	12,208	Enterprise Value	Average EBITDA Multiple	1.6x-17.3x (5.15x)
			Average EBITDA Multiple / WACC	0.4x-3.7x (1.06x)
			Book Value of Equity	1.0x
	6,340	Waterfall Analysis	Average EBITDA Multiple	4.8x-7x (5.59x)
Equity Securities	536	Income Approach	Implied Discount Rate	15.0%
	929	Recent Transaction	Implied Discount Rate	12.4%
			Average EBITDA Multiple	8.5x
			Discount Rate	20.2%-26.0% (22.5%)
			Probability of Default	1.8%-2.5% (2.0%)
CLO Fund Securities	12,996	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	22.5%-24.1% (23.3%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	16,574	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$406,576

As of December 31, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,142	Enterprise Value	Average EBITDA Multiple	14.5x
Debt Securities			Recovery Rate Multiple	0.1x
			Average Revenue Multiple	0.3x
	387,805	Income Approach	Implied Discount Rate	5.4%-28.6% (12.2%)
	12,197	Recent Transaction	Implied Discount Rate	11.9%-13.2% (13.0%)
	20,221	Enterprise Value	Average EBITDA Multiple / WACC	0.4x-15.8x (6.73x)
Equity Securities			Recovery Rate	0.3x
	1,013	Income Approach	Implied Discount Rate	15.0%-19.3% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.40%
			Discount Rate	19.9%-25.5% (22.3%)
			Probability of Default	1.5%-2.5% (1.9%)
CLO Fund Securities	20,453	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	22.1%-23.7% (22.9%)
			Probability of Default	2.8%-3.3% (3%)
Joint Ventures	18,668	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$471,170

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

The following table details derivative investments at June 30, 2023 and December 31, 2022;

($ in thousands)	June 30, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$(10)
Put option(1)	563	-	-	-
Securities Swap and Option Agreement(2)	-	-	(2,095)	2,422
Total	$571	$-	$(2,095)	$2,412
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets
(2) Net amount included in the derivative caption on the consolidated balance sheets

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

Management fees for the three months ended June 30, 2023 and 2022 were approximately $1.9 million and $2.1 million, respectively. Management fees for the six months ended June 30, 2023 and 2022 were approximately $3.8 million and $4.2 million, respectively. Incentive fees for the three months ended June 30, 2023 and 2022 were approximately $1.7 million and $1.2 million, respectively. Incentive fees for the six months ended June 30, 2023 and 2022 were approximately $3.5 million and $2.8 million, respectively.

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

The Company incurred $659 thousand and $1.3 million, respectively, of Administrative services expense for the three and six months ended June 30, 2023. The Company incurred $822 thousand and $1.7 million, respectively, of Administrative services expense for the three and six months ended June 30, 2022.

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
•
costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and
•
costs associated with the Company’s legacy lease.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	June 30, 2023	December 31, 2022
($ in thousands)	(Unaudited)
2018-2 Secured Notes (net of discount of: 2023 - $938; 2022 - $1,226)	$146,734	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,467; 2022 - $1,704; net of deferred financing costs of: 2023 - $692; 2022 - $818)	105,841	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $941; 2022 - $1,107)	77,059	90,893
	$329,634	$373,308

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2023 was 6.7% and 4.4 years, respectively, and as of December 31, 2022 were 6.1% and 5.0 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.5 million and unamortized offering costs of approximately $692 thousand as of June 30, 2023. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $105.8 million at June 30, 2023. The fair value was determined based on the recent transaction price. The 4.875% Notes Due 2026 were categorized as Level II under the ASC 820 Fair Value.

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

At June 30, 2023, GLPRF LLC was in compliance with all of its debt covenants and $78.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximately $77.1 million at June 30, 2023 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

For the three months ended June 30, 2023 and 2022, interest and fees expense related to the Revolving Credit Facility was approximately$1.8 million and $0.9 million, respectively. For the six months ended June 30, 2023 and 2022, interest and fees expense related to the Revolving Credit Facility was approximately $3.6 million and $1.6 million, respectively.

2018-2 Secured Notes

($ in thousands)
June 30, 2023	Amortized Carrying Value	Outstanding Principal at Par	Spread	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$18,203	$18,352	LIBOR + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	55,747	55,970	LIBOR + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	LIBOR + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	LIBOR + 3.17%	A (sf)	11/20/2029
	$146,734	$147,672
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

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of June 30, 2023 and are categorized as Level III under the ASC 820 Fair Value Hierarchy.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of June 30, 2023. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of June 30, 2023, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	—	N/A
Fiscal 2012	101,400	3,050	—	N/A
Fiscal 2013	192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
March 31, 2023(9)	358,288	1,616	—	N/A
June 30, 2023(10)	333,672	1,632	—	N/A
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
(10)
As of June 30, 2023, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $78,000 and 2018-2 Secured Notes of $147,672

7. DISTRIBUTABLE TAXABLE INCOME

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2023 and 2022 :

	Six Months Ended June 30,
($ in thousands)	2023	2022

Net (decrease) increase in net assets resulting from operations	$(3,059)	$(4,375)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(407)	517
Net change in unrealized depreciation (appreciation) from investments	10,136	(2,256)
Net realized losses	9,774	19,544
Book/tax differences on CLO equity investments	(860)	2,050
Book/tax differences related to mergers and partnership investments	(1,301)	(1,986)
Other book/tax differences	602	602
Taxable income before deductions for distributions	$14,885	$14,096
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$1.56	$1.46

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and six months ended June 30, 2023, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At June 30, 2023, the Company had a net capital loss carryforward of $429.1 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the six months ended June 30, 2023, the taxable subsidiaries’ activity resulted in a provision for income taxes of $407 thousand. As of June 30, 2023, the taxable subsidiaries have, in aggregate, no deferred tax assets (primarily due to net operating loss and capital loss carryovers) and of $1.5 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2023 and December 31, 2022, the Company had $25.7 million and $35.0 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2023 the Company had a $2.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value
Portfolio Company	Investment	June 30, 2023
Accordion Partners LLC	Revolver	$1,531
AMCP Pet Holdings, Inc.	Revolving Loan	250
Anthem Sports & Entertainment Inc.	Revolver	83
BetaNXT, Inc.	Revolver	2,415
Bradshaw International Parent Corp.	Revolver	922
Centric Brands Inc.	Revolver	331
Centric Brands Inc.	Revolver	97
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	1,080
Dentive, LLC	Delayed Draw Term Loan - First Lien	677
Dentive, LLC	Revolver	234
GreenPark Infrastructure, LLC	Preferred Equity	1,829
H.W. Lochner, Inc.	Revolver	1,799
Luminii LLC	Revolver	172
Naviga Inc.	Revolver	77
Netwrix Corporation	Revolver	861
Netwrix Corporation	Delayed Draw Term Loan - First Lien	973
PhyNet Dermatology LLC	Delayed Draw Term Loan	690
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	2,011
TA/WEG Holdings, LLC	Delayed Draw Term Loan	1,463
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
VBC Spine Opco LLC	Revolver	387
VBC Spine Opco LLC	Delayed Draw Term Loan	2,581
Total Unfunded Portfolio Company Commitments		$25,721

($ in thousands)		Par Value
Portfolio Company	Investment	December 31, 2022
Accordion Partners LLC	Revolver	$1,531
Accordion Partners LLC	Delayed Draw Term Loan	698
Accordion Partners LLC	Delayed Draw Term Loan	872
Analogic Corporation	Revolver	23
Anthem Sports & Entertainment Inc.	Revolver	83
Beta Plus Technologies, Inc.	Revolver	2,415
Bradshaw International Parent Corp.	Revolver	922
Bristol Hospice	Delayed Draw Term Loan	55
Centric Brands Inc.	Revolver	428
Centric Brands Inc.	Revolver	58
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	3,094
Critical Nurse Staffing, LLC	Revolver	1,400
Dentive, LLC	Delayed Draw Term Loan - First Lien	748
Dentive, LLC	Revolver	234
GreenPark Infrastructure, LLC	Preferred Equity	1,829
H.W. Lochner, Inc.	Revolver	1,799
Keg Logistics LLC	Revolver	436
Luminii LLC	Revolver	172
Marble Point Credit Management LLC	Revolver	2,500
Maxor National Pharmacy Services, LLC	Revolver	585
Naviga Inc.	Revolver	77
Netwrix Corporation	Revolver	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	1,017
Premier Imaging, LLC	Delayed Draw Term Loan	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	8,038
TA/WEG Holdings, LLC	Delayed Draw Term Loan	2,634
TA/WEG Holdings, LLC	Revolver	784
TLE Holdings, LLC	Delayed Draw Term Loan	2
Total Unfunded Portfolio Company Commitments		$34,959

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the six months ended June 30, 2023 and 2022 :

	For the Six Months Ended June 30, 2023
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2023	$96	$736,784	$(504,757)	$232,123
Net investment income	-	-	8,529	8,529
Net change in unrealized appreciation on investments	-	-	(5,960)	(5,960)
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(3,085)	(3,085)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	571	571
Distributions to Stockholders	-	-	(6,495)	(6,495)
Reinvested Dividends	-	215	-	215
Stock-repurchase	-	(792)	-	(792)
Balance, March 31, 2023	$96	$736,207	$(511,197)	$225,106
Net investment income	$-	$-	$7,915	$7,915
Net change in unrealized appreciation on investments	-	-	(4,176)	(4,176)
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(6,689)	(6,689)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(164)	(164)
Distributions to Stockholders	-	-	(6,579)	(6,579)
Reinvested Dividends	-	153	-	153
Stock-repurchase	(1)	(552)	-	(553)
Balance, June 30, 2023	$95	$735,808	$(520,890)	$215,013

	For the Six Months Ended June 30, 2022
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2022	$97	$733,095	$(453,070)	$280,122
Net investment income	-	-	7,908	7,908
Net change in unrealized appreciation on investments	-	-	2,143	2,143
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(5,553)	(5,553)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(440)	(440)
Distributions to Stockholders	-	-	(6,111)	(6,111)
Reinvested Dividends	-	338	-	338
Stock-repurchase	-	(545)	-	(545)
Private placement and other	-	439	-	439
Balance at March 31, 2022	$97	$733,327	$(455,123)	$278,301
Net investment income	$-	$-	$5,522	$5,522
Net change in unrealized appreciation on investments	-	-	113	113
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(13,991)	(13,991)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	(77)	(77)
Distributions to Stockholders	-	-	(6,064)	(6,064)
Reinvested Dividends	-	346	-	346
Stock-repurchase	-	(2,459)	-	(2,459)
Private placement	-	(25)	-	(25)
Balance, June 30, 2022	$97	$731,189	$(469,620)	$261,666

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

During the three months ended June 30, 2023 and 2022, the Company issued 7,961 and 15,285 shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2023 and 2022, the Company issued 18,394 and 29,778 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of June 30, 2023 and December 31, 2022 was 9,537,236 and 9,581,536, respectively.

During the three months ended June 30, 2023, the Company repurchased 27,081 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $552 thousand. During the six months ended June 30, 2023, the Company repurchased 62,694 shares under the Renewed Stock
Repurchase Program at an aggregate cost of approximately $1.3 million. During the three months ended June 30, 2022, the Company repurchased 106,627 shares under the Stock Repurchase Program at an aggregate cost of approximately $2.5 million. During the six months ended June 30, 2022, the Company repurchased approximately 129,617 shares under the Stock Repurchase Program at an aggregate cost of approximately $3.0 million.

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

11. SUBSEQUENT EVENTS

On August 8, 2023, the Company's Board declared a cash distribution of $0.69 per share of common stock. The distribution is payable on August 31, 2023 to stockholders of record at the close of business as of August 22, 2023.

The Company has evaluated events and transactions occurring subsequent to June 30, 2023 for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2023 (unaudited) and for the year ended December 31, 2022 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives(1)	Total Portfolio
Fair Value at December 31, 2021 2022 Activity:	$435,293	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	205,555	10,807	-	15,412	-	231,774
Pay-downs / pay-offs / sales	(144,386)	(9,980)	(6,194)	(10,400)	2,075	(168,885)
Net accretion of interest	10,652	-	4,044	-	-	14,696
Net realized gains (losses)	(14,723)	1,341	(14,762)	(526)	(2,095)	(30,765)
Increase (decrease) in fair value	(17,226)	(2,849)	5,733	(6,005)	2,432	(17,915)
Fair Value at December 31, 2022 2023 Activity:	$475,165	$21,905	$20,453	$58,955	$-	$576,478
Purchases / originations / draws	18,981	4,904	-	6,246	-	30,131
Pay-downs / pay-offs / sales	(75,236)	(6,026)	(973)	(218)	-	(82,453)
Net accretion of interest	4,349	-	1,377	-	-	5,726
Net realized gains (losses)	(1,345)	1,175	(9,476)	-	-	(9,646)
Increase (decrease) in fair value	(7,370)	(1,945)	1,615	(2,436)	-	(10,136)
Fair Value at June 30, 2023	$414,544	$20,013	$12,996	$62,547	$-	$510,100
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

The following table shows the Company’s portfolio by security type at June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023 (Unaudited)			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$396,674	$376,539	74	$435,856	$418,722	73
Junior Secured Loan	51,707	37,962	7	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	28,901	20,013	4	28,848	21,905	4
CLO Fund Securities	25,577	12,996	3	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	74,878	62,547	12	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$595,975	$510,100	100%	$652,217	$576,478	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2023 and December 31, 2022, were as follows:

($ in thousands)	June 30, 2023 (Unaudited)			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$9,436	$9,556	2	$10,579	$10,494	2
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	6,906	4,986	1	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	59,945	60,902	12	76,038	78,264	14
Beverage, Food and Tobacco	12,334	12,116	2	12,619	12,456	2
Capital Equipment	10,682	1,451	0	10,681	2,745	1
Chemicals, Plastics and Rubber	10,345	10,293	2	10,447	10,359	2
CLO Fund Securities	25,577	12,996	3	34,649	20,453	3
Construction & Building	7,773	7,507	1	9,545	9,199	2
Consumer goods: Durable	16,654	13,253	3	16,762	13,943	2
Containers, Packaging and Glass	2,741	2,743	1	2,754	2,655	1
Electronics	10,774	11,017	2	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,719	580	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	19,014	19,048	4	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,205	6,191	1	9,726	9,586	2
Healthcare & Pharmaceuticals	50,244	48,805	10	51,901	50,566	9
High Tech Industries	84,922	76,160	14	83,661	73,994	13
Hotel, Gaming & Leisure	10,487	2,859	1	10,245	6,798	1
Joint Venture	74,878	62,547	12	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	10,030	9,455	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	15,478	14,163	3	14,930	14,358	2
Media: Diversified & Production	1,641	1,650	0	6,976	6,572	1
Metals & Mining	9,000	8,948	2	15,846	14,786	3
Retail	9,024	9,009	2	10,772	10,871	2
Services: Business	67,135	65,957	13	66,807	66,207	11
Services: Consumer	9,029	8,357	2	8,569	8,128	1
Telecommunications	11,463	10,366	2	11,475	10,077	2
Textiles and Leather	-	-	-	12,689	12,808	2
Transportation: Cargo	11,585	11,114	2	11,583	11,342	2
Transportation: Consumer	7,492	7,400	1	7,653	7,335	1
Total	$595,975	$510,100	100%	$652,217	$576,478	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2023 and December 31, 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.2% and 11.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at June 30, 2023 was spread across 27 different industries and 104 different entities with an average par balance per entity of approximately $3.2 million. As of June 30, 2023, seven of our investments were on non-accrual status. As of December 31, 2022, four of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At June 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 17.2% and 17.6% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 11.2% and 9.5%, of the total assets as of June 30, 2023 and December 31, 2022, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 2.3% and 3.3% of total assets on such dates, respectively.

Asset Manager Affiliates

As of June 30, 2023, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of June 30, 2023, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2023 and December 31, 2022, we had approximately $13.0 million and $20.5 million, respectively, invested in CLO Fund Securities.

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

Our CLO Fund Securities as of June 30, 2023 and December 31, 2022 were as follows:

($ in thousands)			June 30, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$4,324	$2,032	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	25	6,066	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	10	2,534	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	6,113	4,647	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	849	626	868	868
JMP CLO IV Junior Sub Note	Subordinated Notes	57	1,747	1,747	4,020	4,020
JMP CLO V Junior Sub Note	Subordinated Notes	57	3,944	3,944	10,607	7,580
Total			$25,577	$12,996	$34,649	$20,453
(1)
Represents percentage of class held at June 30, 2023.

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

The fair value of our investment in the Great Lakes II Joint Venture at June 30, 2023 was $46.0 million. The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2022 was $40.3 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of June 30, 2023, we have a $2.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, we had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022.

Revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$14,786	$10,649	29,632	$23,316
Non-controlled affiliated investments	626	857	1,475	1,448
Total interest income	$15,412	$11,506	$31,107	$24,764
Payment-in-kind income:
Non-controlled/non-affiliated investments	$859	$1,199	$2,386	$2,325
Non-controlled affiliated investments	107	73	180	329
Controlled affiliated investments	-	20	-	20
Total payment-in-kind income	$966	$1,292	$2,566	$2,674
Dividend income:
Non-controlled affiliated investments	$1,864	$1,005	$3,248	$1,950
Controlled affiliated investments	465	1,066	1,540	2,229
Total dividend income	$2,329	$2,071	$4,788	$4,179
Fees and other income
Non-controlled/non-affiliated investments	$905	$175	$1,478	$371
Non-controlled affiliated investments	14	-	14	-
Total fees and other income	$919	$175	$1,492	$371
Total investment income	$19,626	$15,044	$39,953	$31,988

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended June 30, 2023 and 2022 was approximately $19.6 million and $15.0 million, respectively. Investment income for the six months ended June 30, 2023 and 2022 was approximately $40.0 million and $32.0 million, respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended June 30, 2023 and 2022 approximately $15.5 million and $11.9 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio. For the six months ended June 30, 2023 and 2022 approximately $32.3 million and $24.9 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio.

At June 30, 2023 and December 31, 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.2% and 11.1%, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest from investments in debt excluding accretion	$14,156	$9,275	$28,261	$19,087
Purchase discount accounting	427	1,303	1,469	3,115
PIK Investment Income	966	1,292	2,566	2,674
CLO Income	829	928	1,377	2,562
JV Income	2,329	2,071	4,788	4,179
Service Fees	919	175	1,492	371
Investment Income	$19,626	15,044	$39,953	$31,988
Less : Purchase discount accounting	$(427)	$(1,303)	$(1,469)	$(3,115)
Core Investment Income	$19,199	$13,741	$38,484	$28,873

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

Investment Income on Investments in CLO Fund Securities. For the three months ended June 30, 2023 and 2022, approximately $829 thousand and $928 thousand, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2023 and 2022, approximately $1.4 million and $2.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended June 30, 2023 and 2022, we recognized $2.3 million and $2.1 million, respectively, in investment income from our investments in Joint Ventures.For the six months ended June 30, 2023 and 2022, we recognized $4.8 million and $4.2 million, respectively, in investment income from our investments in Joint Ventures. As of June 30, 2023 and December 31, 2022, the fair value of our investments in Joint Ventures was approximately $62.5 million and $59.0 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended June 30, 2023 and 2022, approximately $919 thousand and $175 thousand, respectively, of investment income was attributable to Capital Structuring Fees. For the six months ended June 30, 2023 and 2022, approximately $1.5 million and $371 thousand, respectively, of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
EXPENSES
Management fees	$1,869	$2,088	$3,822	$4,223
Performance-based incentive fees	1,680	1,169	3,488	2,847
Interest and amortization of debt issuance costs	6,372	3,889	12,704	7,233
Professional fees	699	879	1,302	1,724
Administrative services expense	659	822	1,330	1,669
Other general and administrative expenses	432	675	863	862
Total expenses	$11,711	$9,522	$23,509	$18,558

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

Management Fees and Incentive Fees. Management fees for the three months ended June 30, 2023 and 2022 were approximately $1.9 million and $2.1 million, respectively. Management fees for the six months ended June 30, 2023 and 2022 were approximately $3.8 million and $4.2 million, respectively. Incentive fees for the three months ended June 30, 2023 and 2022 were approximately $1.7 million and $1.2 million, respectively. Incentive fees for the six months ended June 30, 2023 and 2022 were approximately $3.5 million and $2.8 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended June 30, 2023 and 2022, interest expense and amortization on debt issuance costs and discount for the period was approximately $6.4 million and $3.9 million, respectively, on average debt outstanding of $360.8 million and $356.1 million, respectively. For the six months ended June 30, 2023 and 2022, interest expense and amortization on debt issuance costs and discount for the period was approximately $12.7 million and $7.2 million, respectively

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended June 30, 2023 and 2022 were approximately $11.7 million and $9.5 million, respectively. Total expenses for the six months ended June 30, 2023 and 2022 were approximately $23.5 million and $18.6 million, respectively. The increase in total expenses for the three and six months ended June 30, 2023, in comparison to the prior year was primarily driven by the increase in assets under management.

For the three months ended June 30, 2023 and 2022, professional fees totaled approximately $699 thousand and $879 thousand, respectively. For the six months ended June 30, 2023 and 2022, professional fees totaled approximately $1.3 million and $1.7 million, respectively.

For the three months ended June 30, 2023 and 2022, administrative services expense was approximately $659 thousand and $822 thousand, respectively. For the six months ended June 30, 2023 and 2022, administrative services expense was approximately $1.3 million and $1.7 million, respectively.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $432 thousand and $675 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $863 thousand and $862 thousand, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in net assets before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2023 net investment income and net realized gains (losses) were approximately $1.4 million, or $0.15 per share. For the three months ended June 30, 2022, net investment income and net realized gains (losses) were approximately ($8.5) million, or ($0.88) per share. For the six months ended June 30, 2023 net investment income and net realized gains (losses) were approximately $6.9 million, or $0.72 per share. For the six months ended June 30, 2022 net investment income and net realized gains (losses) were approximately ($6.1) million, or ($0.63) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the six months ended June 30, 2023, GAAP-basis net investment income was approximately $16.4 million or $1.72 per share, while tax-basis distributable income was approximately $14.9 million or $1.56 per basic share. For the six months ended June 30, 2022, GAAP-basis net investment income was approximately $13.4 million or $1.39 per share, while tax-basis distributable income was approximately $14.1 million or $1.46 per basic share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(5,478)	$4,870	$(8,535)	$5,699
Non-controlled affiliated investments	766	(1,329)	455	(1,212)
Controlled affiliated investments	536	(3,428)	(2,056)	(4,673)
Derivatives	-	-	-	2,442
Total net unrealized gain (loss) from investment transactions	$(4,176)	$113	$(10,136)	$2,256

During the three months ended June 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately ($4.2) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately ($963) thousand on CLO Fund Securities, $137 thousand on equity securities, $362 thousand on our Joint Ventures investments, and ($3.7) million on our debt securities. During the three months ended June 30, 2022, our total investments had net change in unrealized appreciation (depreciation) of approximately $113 thousand. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $1.5 million on CLO Fund Securities, $224 thousand on equity securities, ($2.7) million on our Joint Ventures investments, and $1.5 million on our debt securities.

During the six months ended June 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately ($10.1) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $1.6 million on CLO Fund Securities, ($1.9) million on equity securities, ($2.4) million on our Joint Ventures investments, and ($7.4) million on our debt securities. During the six months ended June 30, 2022, our total investments had net change in unrealized appreciation (depreciation) of approximately $2.3 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately ($681) thousand on CLO Fund Securities, $1.9 million on equity securities, ($3.9) million on our Joint Ventures investments, $2.5 million on our debt securities, and $2.4 million on our derivatives.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2023 was ($3.1) million, or ($0.33) per basic share. The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2022 was ($8.4) million, or ($0.88) per basic share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2023 was ($3.1) million, or ($0.32) per basic share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2022 was ($4.4) million, or ($0.45) per basic share.

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

As of June 30, 2023 and December 31, 2022 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	June 30, 2023	December 31, 2022
Cash and cash equivalents	$20,254	$5,148
Restricted Cash	15,192	27,983
Senior Secured Loan	376,539	418,722
Junior Secured Loan	37,962	56,400
Senior Unsecured Bond	43	43
Equity Securities	20,013	21,905
CLO Fund Securities	12,996	20,453
Asset Manager Affiliates	-	-
Joint Ventures	62,547	58,955
Derivatives	-	-
Total	$545,546	$609,609

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2023, we had approximately $333.7 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 163%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

The Small Business Credit Availability Act (the “SBCA”) has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On March 29, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of its Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of March 29, 2019.

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2023, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

At June 30, 2023, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $78.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since 2020.

	Distribution	Declaration Date	Record Date	Pay Date
2023:
Second quarter	$0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$1.37
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
2020:
Fourth quarter	$0.60	10/16/2020	10/26/2020	11/27/2020
Third quarter	0.60	8/5/2020	8/17/2020	8/28/2020
Second quarter	0.60	3/17/2020	5/7/2020	5/27/2020
First quarter	0.60	2/5/2020	2/18/2020	2/28/2020
Total declared in 2020	$2.40

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

During the three months ended June 30, 2023, the Company repurchased 27,081 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $552 thousand. During the six months ended June 30, 2023, the Company repurchased 62,694 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $1.3 million. During the three months ended June 30, 2022, the Company repurchased 106,627 shares under the Stock Repurchase program at an aggregate cost of approximately $2.5 million. During the six months ended June 30, 2022, the Company repurchased 129,617 shares under the Stock Repurchase program at an aggregate cost of approximately $3.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2023 and December 31, 2022, we had approximately $25.7 million and $35.0 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2023, we had a $2.0 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2023:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$333,672	$—	$186,000	$—	$147,672

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2023, seven of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR, SOFR and prime rates. As of June 30, 2023, approximately 90.9% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as LIBOR, SOFR or the prime rate. 79.5% of these floating rate loans contain floors ranging between 0.50% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2023, we had $333.7 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.7%, of which $108.0 million par value had a fixed rate and $225.7 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2023 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,797	$3,594	$5,392
Decrease in interest rate	$(1,797)	$(3,594)	$(5,392)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.8 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.6 million and $5.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $1.8 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $3.6 million and $5.4 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings except as set forth below.

HCAP and certain of its officers and directors as well as JMP Group LLC were named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the “Delaware Actions”). The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group LLC and HCAP’s Chief Executive Officer concerning HCAP’s proposed merger with the Company and Acquisition Sub that resulted in the merger with and into the Company.

On June 9, 2021, HCAP merged with and into the Company with the Company as the surviving corporation. As a result, the Company became responsible for any claims against HCAP as well as for any advancement and/or indemnification owed to the former officers and directors of HCAP. On or about May 10, 2022, plaintiffs in the Delaware Actions filed a consolidated amended complaint seeking damages against defendants for allegedly breaching their fiduciary duties in connection with the proposed merger. On or about May 31, 2022, defendants moved to dismiss the Delaware action. Thereafter, in December 2022, plaintiffs in the Delaware Action again amended their complaint, and defendants again moved to dismiss the Delaware Action. On June 7, 2023, the Court heard oral argument on defendants’ motions to dismiss. The Court dismissed all claims against HCAP’s former independent directors but denied the motions of the remaining defendants.

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

Item 1A. Risk Factors

Other than the items noted below, there have been no material changes during quarter ended June 30, 2023 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the six months ended June 30, 2023, except as previously reported by us on our current reports on Form 8-K. We issued a total of 18,394 shares of common stock under our dividend reinvestment plan (“DRIP”) during the six months ended June 30, 2023. This issuance was not subject to the registration requirements of the Securities Act. For the six months ended June 30, 2023, the aggregate value of the shares of our common stock issued under our DRIP was approximately $368 thousand.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-April 30, 2022	39,014	$23.75	39,014	$8,528

May 1-May 31, 2022	42,426	$22.73	42,426	$7,564

June 1-June 30, 2022	25,187	$22.53	25,187	$6,996

July 1-September 30, 2022	-		-	$6,996

October 1-November 30, 2022	-		-	$6,996

December 1-December 31, 2022	37,400	$22.11	37,400	$6,169

Total, December 31, 2022	167,017		167,017

January 1-January 31, 2023	29,988	$22.51	29,988	$5,494

February 1-February 28, 2023	-		-	$5,494

March 1-March 31, 2023	5,625	$20.77	5,625	$9,883

April 1-April 30, 2023	18,611	$20.63	18,611	$9,499

May 1-May 31, 2023	-		-	$9,499

June 1-June 30, 2023	8,470	$19.82	8,470	$9,331

Total, June 30, 2023	62,694		62,694

Total	229,711		229,711
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

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 09, 2023	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 09, 2023	By	/s/ Jason Roos
Jason Roos
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *