Form 10-K
period 2023-12-31
Portman Ridge Finance Corp
filed 2024-03-13
CIK 1372807

Co-@

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $187,678,883 based upon a closing price of $19.99 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 12, 2024 was 9,338,740.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The matters discussed in this Annual Report, as well as in future oral and written statements by the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to successfully and profitably integrate acquired assets and companies, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved.

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

Our investment portfolio (excluding our investments in the CLO Funds and Joint Ventures, as defined below) at December 31, 2023 was spread across 27 different industries and 100 different entities with an average par balance per entity of approximately $3.1 million. Our investment portfolio totaled $467.9 million at fair value as of December 31, 2023.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2023:

•
represented approximately 81% of the total investment portfolio at fair value;
•
contained credit instruments issued by corporate borrowers;
•
primarily comprised of senior secured and junior secured loans (90% and 10% of Debt Securities Portfolio, respectively);
•
spread across 27 different industries and 100 different entities;
•
average par balance per investment of approximately $3.1 million;
•
seven investments were on non-accrual status; and
•
the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.5%.

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

As of December 31, 2023, our investment in the F3C Joint Venture was approximately $14.3 million at fair value.

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

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2023 was approximately $45.0 million at fair value. As of December 31, 2023, we had an aggregate $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

CLO Fund Securities. Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2023, unless otherwise specified:

•
CLO Fund Securities represented approximately 2% of the total investment portfolio at fair value;
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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 11, 2024.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and our Board most recently determined to re-approve the Administration Agreement at a meeting held on March 11, 2024.

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

Allocation of Investment Opportunities and Potential Conflicts of Interest

Co-Investment Relief

As a BDC, we are subject to certain regulatory restrictions in making investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On April 10, 2023, superseding a prior exemptive order granted on October 23, 2018, the SEC issued an order granting an application for exemptive relief to us and certain of our affiliates that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, certain proprietary accounts of the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and certain criteria established by our Board.

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the year ended December 31, 2023. During the year ended December 31, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $22.76 and $24.23 as of December 31, 2023 and December 31, 2022, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2023		December 31, 2022
($ in thousands)	Fair Value(1)	Per Share(1)	Fair Value(1)	Per Share(1)
Investments at fair value:
Non-Controlled/non-affiliated investments	$398,325	$42.45	$483,698	$50.48
Non Controlled affiliated investments	55,222	5.88	73,827	7.71
Controlled affiliated investments	14,318	1.53	18,953	1.98
Cash and cash equivalents	26,912	2.87	5,148	0.54
Restricted Cash(2)	44,652	4.76	27,983	2.92
All other assets	9,810	1.05	9,877	1.03
Total Assets	$549,239	$58.54	$619,486	$64.66
2018-2 CLO Secured Notes (net of discount)	$124,971	$13.32	$176,937	$18.47
4.875% Notes Due 2026 (net of discount, net of offering costs)	106,214	11.32	105,478	11.01
Great Lakes Portman Ridge Funding LLC (net of offering costs)	91,225	9.72	90,893	9.49
Payable for open trades	520	0.06	1,276	0.13
Other liabilities	12,791	1.36	12,779	1.33
Total Liabilities	$335,721	$35.78	$387,363	$40.43
NET ASSET VALUE	$213,518	$22.76	$232,123	$24.23
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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in us receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test, and we may need to hold such assets in a taxable subsidiary and pay federal and state income tax on income related to such assets.

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

No action is required on the part of a registered stockholder to have such shareholder’s cash distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying Equiniti Trust Company, LLC, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

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

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to, and additional information about the plan may be obtained from, the plan administrator by mail at Equiniti Trust Company, LLC, Attn. EQ Dividend Reinvestment Department, P.O. Box 500, Newark, New Jersey 07101 or by telephone at 1-866-668-8564.

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

•
Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business, financial condition and results of operations.
•
Major public health issues, such as the COVID-19 pandemic, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business — Taxation as a Regulated Investment Company.”

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-36.3%	-23.5%	-10.6%	2.3%	15.1%
(1)
Assumes $549.2 million in total assets, $213.5 million in net assets, and $325.7 million in par value of outstanding borrowings with a weighted average interest rate of 7.0% as of December 31, 2023.

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

As of December 31, 2023, we had $9.0 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

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

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business, financial condition and results of operations.

The United States and global capital markets may, from time to time, experience periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions or general volatility in the financial markets. For example, over the past few years, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the deterioration in the bilateral relationship between the United States and China, the conflict between Russia and Ukraine, and the conflict between Hamas and Israel), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the United States and global financial markets and economic conditions. In addition, there will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework following its withdrawal from the European Union (“Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and the United Kingdom in late 2020 may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program, overseen by the Adviser’s Global Head of Infrastructure & Cybersecurity (“GHIC”), which is designed to assess, identify, and manage material cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and other specialists as appropriate to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments. The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company takes steps to identify and oversee risks from cybersecurity threats associated with our use of such entities and the Chief Compliance Officer (“CCO”) of the Company reviews cybersecurity-related reports provided by key service providers.

Board Oversight of Cybersecurity Risks

The Board would be made aware of any material risks associated with cybersecurity threats. The Board currently receives periodic updates from the Company’s CCO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO, in managing such risks relating to cybersecurity threats, relies on the assistance provided by the Adviser’s GHIC. The Adviser’s GHIC has extensive experience in managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2021 and has worked in the financial services industry for more than 15 years, during which the CCO has gained expertise in assessing and managing such risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of material cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, results of operation, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operation, and financial condition.

Item 2. Properties

We do not own any real estate or other real property.

Item 3. Legal Proceedings

The Company is not currently a party to any material legal proceedings' except as set forth below.

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

On June 9, 2021, HCAP merged with and into the Company with the Company as the surviving corporation. As a result, the Company became responsible for any claims against HCAP as well as for any advancement and/or indemnification owed to the former officers and directors of HCAP. On or about May 10, 2022, plaintiffs in the Delaware Actions filed a consolidated amended complaint seeking damages against defendants for allegedly breaching their fiduciary duties in connection with the proposed merger. On or about May 31, 2022, defendants moved to dismiss the Delaware Actions.

Thereafter, in December 2022, plaintiffs in the Delaware Actions again amended their complaint, and defendants again moved to dismiss the Delaware Actions. On June 7, 2023, the Court heard oral argument on defendants' motion to dismiss. The Court dismissed all claims against HCAP's former independent directors but denied the motions of the remaining defendants and encouraged plaintiffs and the remaining defendants to attempt to mediate the dispute.

In December 2023, the remaining parties in the Delaware Actions reached a settlement in principle pursuant to which, subject to entry of formal settlement documentation and approval of the Court, all claims will be dismissed with prejudice. The Company will not be responsible for paying any portion of the settlement amount, either directly or through indemnification of former officers or directors of HCAP.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PTMN." As of March 12, 2024, there were approximately 50 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

PRICE RANGE OF COMMON STOCK

The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices(2)		of High Sale	of Low Sale
Period	NAV (1)	High	Low	Price to NAV (3)	Price to NAV (3)
First quarter of 2024 (as of March 12, 2024)	*	$19.07	$18.20	*	*
Fourth quarter of 2023	$22.76	$19.30	$16.55	(15.20)%	(27.28)%
Third quarter of 2023	$22.65	$20.81	$18.88	(8.12)%	(16.64)%
Second quarter of 2023	$22.54	$21.10	$18.86	(6.39)%	(16.33)%
First quarter of 2023	$23.56	$23.39	$20.28	(0.70)%	(13.91)%
Fourth quarter of 2022	$24.23	$23.00	$19.61	(5.08)%	(19.07)%
Third quarter of 2022	$26.18	$24.38	$20.00	(6.88)%	(23.61)%
Second quarter of 2022	$27.26	$24.08	$21.86	(11.66)%	(19.80)%
First quarter of 2022	$28.76	$25.15	$23.29	(12.55)%	(19.02)%
(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Closing sales price as provided by the NASDAQ.
(3)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

* Not determinable at the time of filing.

On March 12, 2024, the reported closing sales price of our common stock was $18.90 per share.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2023. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)
Total return includes reinvestment of distributions through December 31, 2023. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2023 and December 31, 2022:

	Total Number of Shares Purchased (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
March 17-March 31, 2022	22,990	$23.72	22,990	$9,455

April 1-June 30, 2022	106,627	$23.06	106,627	$6,996

July 1-September 30, 2022	-		-	$6,996

October 1-December 31, 2022	37,400	$22.11	37,400	$6,169

Total, December 31, 2022	167,017		167,017

January 1-January 31, 2023	29,988	$22.51	29,988	$5,494

February 1-February 28, 2023	-		-	$5,494

March 1-March 31, 2023	5,625	$20.77	5,625	$9,883

April 1-April 30, 2023	18,611	$20.63	18,611	$9,499

May 1-May 31, 2023	-		-	$9,499

June 1-June 30, 2023	8,470	$19.82	8,470	$9,331

July 1-July 31, 2023	23,102	$20.41	23,102	$8,860

August 1-August 31, 2023	17,431	$20.77	17,431	$8,498

September 1-September 30, 2023	20,026	$19.42	20,026	$8,109

October 1-October 31, 2023	29,108	$18.56	29,108	$7,569

November 1-November 30, 2023	16,096	$16.95	16,096	$7,296

December 1-December 31, 2023	56,476	$17.28	56,476	$6,320

Total, December 31, 2023	224,933		224,933

Total	391,950		391,950
(1)
On March 8, 2022, the Board of Directors of the Company approved a $10 million stock repurchase program for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 8, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “2023 Stock Repurchase Program”), effective March 8, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This 2023 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2023, we issued 26,529 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

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

Total portfolio investment activity (excluding activity in U.S. treasury bills and money market investments) for the years ended December 31, 2023, 2022 and 2021 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives(1)	Total Portfolio
Fair Value at December 31, 2020 2021 Activity:	$404,861	$13,945	$19,583	$49,349	$(1,109)	$486,629
Purchases / originations / draws	309,363	9,002	18,077	34,358	-	370,800
Pay-downs / pay-offs / sales	(287,238)	(4,740)	(11,675)	(24,925)	(880)	(329,458)
Net accretion of interest	27,549	-	4,754	-	-	32,303
Net realized gains (losses)	2,361	(2,176)	(5,323)	-	880	(4,258)
Increase (decrease) in fair value	(21,603)	6,555	6,216	1,692	(1,303)	(8,443)
Fair Value at December 31, 2021 2022 Activity:	$435,293	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	205,555	10,807	-	15,412	-	231,774
Pay-downs / pay-offs / sales	(144,386)	(9,980)	(6,194)	(10,400)	2,075	(168,885)
Net accretion of interest	10,652	-	4,044	-	-	14,696
Net realized gains (losses)	(14,723)	1,341	(14,762)	(526)	(2,095)	(30,765)
Increase (decrease) in fair value	(17,226)	(2,849)	5,733	(6,005)	2,432	(17,915)
Fair Value at December 31, 2022 2023 Activity:	$475,165	$21,905	$20,453	$58,955	$-	$576,478
Purchases / originations / draws	51,061	7,867	-	7,564	-	66,492
Pay-downs / pay-offs / sales	(144,645)	(8,770)	(2,097)	(4,999)	-	(160,511)
Net accretion of interest	6,982	-	1,998	-	-	8,980
Net realized gains (losses)	(4,784)	3,334	(25,446)	-	-	(26,896)
Increase (decrease) in fair value	(4,702)	(3,803)	14,060	(2,233)	-	3,322
Fair Value at December 31, 2023	$379,077	$20,533	$8,968	$59,287	$-	$467,865

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

The following table shows the Company’s portfolio by security type at December 31, 2023 and December 31, 2022:

($ in thousands)	December 31, 2023			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$356,358	$340,159	73	$435,856	$418,722	73
Junior Secured Loan	53,888	38,875	8	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	31,280	20,533	4	28,848	21,905	4
CLO Fund Securities	9,103	8,968	2	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	71,415	59,287	13	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$540,282	$467,865	100%	$652,217	$576,478	100%

(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2023 and December 31, 2022, for our investment portfolio was as follows:

($ in thousands)	December 31, 2023			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,130	$11,256	2	$10,579	$10,494	2
Alternative Carriers	971	937	0	-	-
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	-	-	-	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	51,486	53,918	11	76,038	78,264	14
Beverage, Food and Tobacco	12,220	11,444	2	12,619	12,456	2
Capital Equipment	10,684	1,203	0	10,681	2,745	1
Chemicals, Plastics and Rubber	9,738	9,836	2	10,447	10,359	2
CLO Fund Securities	9,103	8,968	2	34,649	20,453	3
Construction & Building	7,737	7,441	2	9,545	9,199	2
Consumer goods: Durable	16,431	13,898	3	16,762	13,943	2
Containers, Packaging and Glass	2,734	2,665	1	2,754	2,655	1
Electronics	-	-	-	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,721	100	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	18,884	18,972	4	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,175	6,163	1	9,726	9,586	2
Healthcare & Pharmaceuticals	59,189	57,224	12	51,901	50,566	9
High Tech Industries	84,676	73,430	16	83,661	73,994	13
Hotel, Gaming & Leisure	8,358	3,948	1	10,245	6,798	1
Interactive Media & Services	2,663	2,662	1	-	-	1
IT Consulting & Other Services	2,213	2,259	1	-	-	1
Joint Venture	71,415	59,287	13	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	9,836	10,097	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	16,665	14,618	3	14,930	14,358	2
Media: Diversified & Production	1,121	1,125	0	6,976	6,572	1
Metals & Mining	9,000	7,742	2	15,846	14,786	3
Retail	9,334	8,732	2	10,772	10,871	2
Services: Business	58,997	57,168	12	66,807	66,207	11
Services: Consumer	-	-	-	8,569	8,128	1
Telecommunications	5,268	4,389	1	11,475	10,077	2
Textiles and Leather	-	-	-	12,689	12,808	2
Transportation: Cargo	11,606	10,303	2	11,583	11,342	2
Transportation: Consumer	7,465	7,409	2	7,653	7,335	1
Total	$540,282	$467,865	100%	$652,217	$576,478	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2023 and December 31, 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio, was approximately 12.5% and 11.1%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and Asset Manager Affiliates) at December 31, 2023 was spread across 27 different industries and 100 different entities with an average par balance per entity of approximately $3.1 million. As of December 31, 2023, seven of our debt investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At December 31, 2023 and December 31, 2022, the total amount of non-qualifying assets was approximately 13.4% and 17.6% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing 10.8% and 9.5% of the total assets as of December 31, 2023 and December 31, 2022, respectively, and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 1.6% and 3.3% of its total assets on such dates, respectively.

Asset Manager Affiliates

As of December 31, 2023, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2023, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2023 and December 31, 2022, we had approximately $9.0 million and $20.5 million, respectively invested in CLO Fund Securities, issued primarily by CLO Funds managed by the Disposed Manager Affiliates.

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

Our CLO Fund Securities as of December 31, 2023 and December 31, 2022 were as follows:

($ in thousands)			December 31, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$1,024	$904	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	-	-	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	-	-	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	3,923	3,923	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	424	409	868	868
JMP Credit Advisors CLO IV Ltd.	Subordinated Notes	57	683	683	4,020	4,020
JMP Credit Advisors CLO V Ltd.	Subordinated Notes	57	3,049	3,049	10,607	7,580
Total			$9,103	$8,968	$34,649	$20,453
(1)
Represents percentage of class held as of December 31, 2023.

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

The F3C Joint Venture’s investment in the subordinated notes issued by the Fund did not make a distribution to the F3C Joint Venture on the scheduled payment date in December 2023 due to a decline in a particular test within the indenture. There can be no assurance that the subordinated notes will make future distributions to the F3C Joint Venture or that the Fund will be in compliance with such test in the future. The Fund has exited its reinvestment period as of December 2021.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 and December 31, 2022 was $45.0 million and $40.3 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2023, the Company has a $5.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2023, 2022 and 2021.

Revenue

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$55,675	$51,090	$60,236
Non-controlled affiliated investments	2,728	3,150	4,775
Total interest income	$58,403	$54,240	$65,011
Payment-in-kind income:
Non-controlled/non-affiliated investments	$6,662	$4,950	$3,355
Non-controlled affiliated investments	406	477	166
Controlled affiliated investments	-	181	-
Total payment-in-kind income	$7,068	$5,608	$3,521
Dividend income:
Non-controlled affiliated investments	$6,764	$4,450	$4,006
Controlled affiliated investments	2,184	4,141	5,170
Total dividend income	$8,948	$8,591	$9,176
Fees and other income:
Non-controlled/non-affiliated investments	$1,882	$1,135	$2,378
Non-controlled affiliated investments	14	40	-
Total fees and other income	$1,896	$1,175	$2,378
Total investment income	$76,315	$69,614	$80,086

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the years ended December 31, 2023, 2022 and 2021, was approximately $76.3 million, $69.6 million and $80.1 million respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the years ended December 31, 2023, 2022 and 2021 approximately $63.5 million, $55.8 million and $63.8 million, respectively, investment income was attributable to interest income on our Debt Securities Portfolio. The increase in interest income is primarily driven by additions to the Debt Securities Portfolio, as well as an increase in the contractual interest rates on our loans.

At December 31, 2023, December 31, 2022, and December 31, 2021, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.5% , 11.1%, and 8.1%, respectively.

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

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest from investments in debt excluding accretion	$54,631	$44,771	$42,787
Purchase discount accounting	1,774	5,425	16,644
PIK Investment Income	7,068	5,608	4,345
CLO Income	1,998	4,044	4,754
JV Income	8,948	8,591	9,178
Fees and other income	1,896	1,175	2,378
Investment Income	$76,315	$69,614	$80,086
Less : Purchase discount accounting	$(1,774)	$(5,425)	$(16,644)
Core Investment Income	$74,541	$64,189	$63,442

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

In addition to the amortization of purchase discount in the amount of $1.8 million, $5.4 million and $16.6 million illustrated above, the Company recognized additional purchase discount of approximately $52 thousand, $280 thousand, and $3.4 million in net realized gains (losses) from investment transactions, for the years ended December 31, 2023, 2022 and 2021, respectively.

Investment Income on Investments in CLO Fund Securities. For the years ended December 31, 2023, 2022 and 2021, approximately $2.0 million, $4.0 million and $4.8 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the years ended December 31, 2023, 2022 and 2021,we recognized $8.9 million, $8.6 million and $9.2 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2023 and December 31, 2022, the fair value of our investments in Joint Ventures was approximately $59.3 million and $59.0 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the years ended December 31, 2023, 2022 and 2021, approximately $1.9 million, $1.2 million and $2.4 million of investment income was attributable to Capital Structuring Fees. The increase in Capital Structuring Fees over prior year was primarily due to increased amendment and portfolio activity.

Expenses

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
EXPENSES
Management fees	$7,452	$8,349	$7,916
Performance-based incentive fees	7,374	6,126	7,075
Interest and amortization of debt issuance costs	25,306	17,701	13,644
Professional fees	2,629	3,400	3,660
Administrative services expense	2,377	3,364	3,219
Other general and administrative expenses	1,713	1,784	2,568
Total expenses	$46,851	$40,724	$38,082
Expense reimbursement	$(5,309)	$-	$-
Net Expenses	$41,542	$40,724	$38,082

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

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2023, 2022 and 2021 were approximately $7.5 million, $8.3 million and $7.9 million, respectively. The Company incurred incentive fees of $7.4 million, $6.1 million, and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Total expenses for the years ended December 31, 2023, 2022 and 2021 were approximately $46.9 million, $40.7 million and $38.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, interest expense and amortization on debt issuance costs and discount for the period was approximately $25.3 million, $17.7 million and $13.6 million, respectively, on average debt outstanding of $343 million, $363 million, and $350 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, professional fees totaled approximately $2.6 million, $3.4 million and $3.7 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, administrative services expense was approximately $2.4 million, $3.4 million, and $3.2 million, respectively.

Other general and administrative expenses, which includes technology and other office and administrative expenses, totaled approximately $1.7 million, $1.8 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023, the Adviser reimbursed the Company approximately $5.3 million for expenses relating to certain administrative transition services provided by the former administrative and other personnel of OHAI, GARS and HCAP to the Company following the Company’s acquisition of each of these BDCs. The Adviser reimbursed the Company approximately $1.1 million, $2.1 million, $1.6 million, $0.5 million for such expenses paid by the Company during the years ended 2023, 2022, 2021 and 2020, respectively, inclusive of interest. Beginning on October 1, 2023, the Adviser bore and will continue to bear on a go-forward basis the expenses associated with these administrative transition services.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2023, net investment income and net realized losses were approximately $8.0 million, or $0.84 per share. For the year ended December 31, 2022, net investment income and net realized gains were approximately ($2.3) million, or ($0.24) per share. For the year ended December 31, 2021, net investment income and net realized gains were approximately $37.7 million, or $4.42 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2023, GAAP-basis net investment income was approximately $34.8 million or $3.66 per basic share, while tax-basis distributable income was approximately $29.4 million or $3.09 per share. For the year ended December 31, 2022, GAAP-basis net investment income was approximately $28.9 million or $3.00 per basic share, while tax-basis distributable income was approximately $29.6 million or $3.07 per share. For the year ended December 31, 2021, GAAP-basis net investment income was approximately $42.0 million or $4.92 per basic share, while tax-basis distributable income was approximately $22.7 million or $2.66 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$6,696	$(8,298)	$(8,047)
Non-controlled affiliated investments	980	(1,428)	282
Controlled affiliated investments	(4,354)	(10,601)	625
Derivatives	-	2,412	(1,303)
Total net unrealized gain (loss) from investment transactions	$3,322	$(17,915)	$(8,443)

During the year ended December 31, 2023, our total investments had net change in unrealized appreciation of approximately $3.3 million. Included in the net change in unrealized depreciation for the year ended December 31, 2023, are change in unrealized appreciation on CLO Fund Securities of approximately $14.1 million, change in unrealized depreciation on equity securities of approximately $3.8 million, as well as change in unrealized depreciation of $2.2 million on our Joint Venture investments. Change in unrealized depreciation on our debt securities was approximately $4.7 million.

During the year ended December 31, 2022, our total investments had net change in unrealized depreciation of approximately $17.9 million. Included in the net change in unrealized depreciation for the year ended December 31, 2022 are change in unrealized appreciation on CLO Fund Securities of approximately $5.7 million, change in unrealized appreciation on equity securities of approximately $2.8 million, as well as change in unrealized appreciation of $6.0 million on our Joint Ventures investment. Change in unrealized depreciation on our debt securities was approximately $17.2 million.

During the year ended December 31, 2021, our total investments had net change in unrealized appreciation of approximately $8.4 million. Included in the net change in unrealized appreciation for the year ended December 31, 2021 are change in unrealized depreciation on CLO Fund Securities of approximately $6.2 million, change in unrealized depreciation on equity securities of approximately $6.6 million, change in unrealized depreciation of $1.7 million on our Joint Ventures investment and change in unrealized appreciation on our debt securities of $21.6 million, including approximately $3.8 million of purchase discount related to assets acquired in the HCAP transaction.

Net Change in Stockholder’s Equity Resulting from Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2023 was approximately $11.4 million, or $1.20 per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2022 was approximately $21.0 million, or $2.18 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2021 was approximately $26.0 million, or $3.05 per basic share.

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

As of December 31, 2023 and December 31, 2022 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	December 31, 2023	December 31, 2022
Cash and cash equivalents	$26,912	$5,148
Restricted Cash	44,652	27,983
Senior Secured Loan	340,159	418,722
Junior Secured Loan	38,875	56,400
Senior Unsecured Bond	43	43
Equity Securities	20,533	21,905
CLO Fund Securities	8,968	20,453
Asset Manager Affiliates	-	-
Joint Ventures	59,287	58,955
Derivatives	-	-
Total	$539,429	$609,609

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2023, we had approximately $325.7 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 165%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes Due 2026. The net proceeds for the 4.875% Notes Due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes Due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes Due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2023, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes.

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

On April 29, 2022, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement replaces three-month LIBOR with three-month SOFR as the benchmark interest rate and reduces the applicable margin from 2.85% per annum to 2.80% per annum. Other amendments include the extension of the reinvestment period and scheduled termination dates to April 29, 2025 and April 29, 2026 respectively.

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

At December 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

During 2023, we redeemed approximately $52.5 million of the par value of the 2018-2 Secured Notes. In connection therewith, we recognized a realized loss on extinguishment of debt of approximately $362 thousand.

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

The following table sets forth the quarterly distributions paid by us since 2021.

	Distribution [1]	Declaration Date	Record Date	Pay Date
2023:
Fourth quarter	$0.69	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2023 and December 31, 2022, the Company had approximately $28.6 million and $35.0 million in commitments to fund investments, respectively. As of December 31, 2023 and December 31, 2022, included in such amount was $5.5 million and $8.0 million, respectively, in unfunded commitments to the Great Lakes II Joint Venture. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2023:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$325,683	$-	$200,000	$—	$125,683

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2023, seven of our debt investments were on non-accrual status.

Investment Income on CLO Fund Securities

We receive distributions from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities). Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

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

For non-junior class CLO Fund Securities interest is earned at a fixed spread relative to the SOFR index.

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

Recent Developments

On March 13, 2024 our Board declared a distribution to shareholders of $0.69 per share for a total of $6.5 million. The distribution is payable on April 2, 2024 to stockholders of record at the close of business as of March 25, 2024.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of December 31, 2023, approximately 89.7% of our Debt Securities Portfolio at par value were either floating rate with a spread to an interest rate index such as SOFR or the PRIME rate. 77.4% of these floating rate loans contain SOFR floors ranging between 0.50% and 2.50%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2023, we had approximately $325.7 million (par value) of borrowings outstanding at a current weighted average rate of 7.0%, of which $108.0 million par value had a fixed rate and $217.7 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2023 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,508	$3,017	$4,525
Decrease in interest rate	$(1,508)	$(3,017)	$(4,525)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.0 million and an increase of $4.5 million, respectively.

On an annualized basis, a decrease in interest rates of 1%, 2% or 3% would result in an decrease in net investment income of approximately ($1.5) million, ($3.0) million and ($4.5) million. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments. There is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

RULE 10B5-1 TRADING PLANS

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Departures of Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On March 11, 2024, the Board of the Company received and accepted the resignation of Jason Roos, Chief Financial Officer, Secretary and Treasurer of the Company, effective April 1, 2024. Mr. Roos’ decision to resign is not related to any disagreement relating to the Company’s accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Roos will continue to support the executive team in an advisory capacity for an extended period of time.

On March 11, 2024, the Board appointed Brandon Satoren as the new Chief Financial Officer, Secretary and Treasurer of the Company, effective April 1, 2024. Mr. Satoren, 35, currently serves as the Chief Accounting Officer of Logan Ridge Finance Corporation as well as other registered investment companies within the broader BC Partners Credit platform and has over 14 years of experience in the asset management industry. Mr. Satoren joined BC Partners Advisors LP, an affiliate of the Company’s investment adviser, in May 2021 as a member of the Credit Control team. In this role, he is responsible for directing accounting policy, execution and oversight of financial and non-financial reporting process, as well as other various finance, operations, governance and compliance responsibilities for BC Partners’ credit strategies. Prior to joining BC Partners Advisors LP, Mr. Satoren previously was a Vice President and Controller at PennantPark, a Vice President at AQR Capital Management, LLC and a Manager at PricewaterhouseCoopers LLP. He earned a Bachelor of Science in Accounting from the University of Central Florida in 2010. Mr. Satoren is a Certified Public Accountant licensed to practice in Colorado and is a member of the American Institute of Certified Public Accountants.

The Company does not pay cash compensation or provide other benefits directly to Mr. Satoren or to any of its other executive officers. Mr. Satoren is an employee of BC Partners LLP, the indirect sole owner of the Company’s Administrator, which is compensated for the services it provides to the Company pursuant to the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Satoren.

Mr. Satoren: (i) was not appointed as the Company’s Chief Financial Officer, Secretary and Treasurer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; and (iii) other than as disclosed herein, has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant.

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

Stockholder Transaction Expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	$15.00	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.49%	(4)
Incentive fee payable under the Investment Advisory Agreement (17.50% of net investment income and realized capital gains)	3.45%	(5)
Interest payments on borrowed funds	11.85%	(6)
Other expenses	3.15%	(7)
Acquired fund fees and expenses	0.23%	(8)
Total annual expenses	22.17%
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
(6)
“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2023, including with respect to our revolving credit facility and outstanding unsecured notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
“Other expenses” represent amounts which are based upon the results of our operations for the year ended December 31, 2023, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
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

	1 Years	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$187	$488	$712	$1,053

You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$196	$506	$733	$1,065
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

Financial Highlights

The following tables contains financial highlights for the past ten years.

	For the Year Ended December 31,
	2023(4)	2022(4)	2021(4)	2020(4)	2019(4)
Per Share Data:
Net asset value, at beginning of period	$24.23	$28.88	$28.77	$33.95	$42.33
Net investment income(1)	3.66	3.00	4.92	3.40	0.82
Net realized gains (losses) from investments(1)	(2.81)	(3.24)	(0.50)	1.52	(4.16)
Net change in unrealized (depreciation) appreciation on investments(1)	0.35	(1.86)	(0.99)	1.36	0.30
Realized gains (losses) from extinguishment of debt(1)	(0.04)	-	(0.21)	0.04	(0.30)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.04	(0.08)	(0.17)	-	-
Net (decrease) increase in net assets resulting from operations	$1.20	$(2.18)	$3.05	$6.32	$(3.34)
Net decrease in net assets resulting from distributions	(2.75)	$(2.56)	$(2.42)	$(2.40)	$(3.20)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.08	0.09	(0.52)	(9.10)	(1.84)
Net asset value, end of period	$22.76	$24.23	$28.88	$28.77	$33.95
Total net asset value return(2)(8)	8.3%	(6.2)%	11.2%	(8.3)%	(12.1)%
Total market return(3)	(8.8)%	3.84%	43.6%	1.4%	(29.5)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$23.00	$24.76	$19.10	$21.20	$34.60
Per share market value at end of period	$18.19	$23.00	$24.76	$19.10	$21.20
Shares outstanding at end of period	9,383,132	9,581,536	9,699,695	7,516,423	4,482,968
Net assets at end of period	$213,518	$232,123	$280,122	$216,264	$152,199
Portfolio turnover rate(5)	9.3%	28.3%	63.5%	55.7%	51.7%
Asset coverage ratio	165%	160%	178%	156%	195%
Ratio of net investment income to average net assets	15.8%	11.1%	16.7%	9.2%	2.0%
Ratio of total expenses to average net assets(7)(8)	18.9%	15.6%	15.2%	14.0%	15.1%
Ratio of interest expense to average net assets	11.5%	6.8%	5.4%	5.6%	5.3%
Ratio of non-interest expenses to average net assets (7)(8)	7.4%	8.8%	9.7%	8.4%	9.8%

	For the Year Ended December 31,
	2018(4)	2017(4)	2016(4)	2015(4)	2014(4)
Per Share Data:
Net asset value, at beginning of period	$48.69	$52.43	$58.25	$69.43	$75.11
Net investment income(1)	2.70	2.95	4.99	6.54	5.88
Net realized gains (losses) from investments(1)	(4.40)	(1.87)	(1.66)	(1.66)	(3.03)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.81)	0.90	(3.62)	(9.74)	1.78
Realized gains (losses) from extinguishment of debt(1)	(0.05)	(1.12)	—	(0.12)	(0.22)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	-	-	-	-	-
Net (decrease) increase in net assets resulting from operations	$(2.56)	$0.86	$(0.29)	$(4.98)	$4.41
Net decrease in net assets resulting from distributions	$(4.00)	$(4.80)	$(5.93)	$(6.30)	$(9.99)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.20	0.20	0.40	0.10	(0.10)
Net asset value, end of period	$42.33	$48.69	$52.43	$58.25	$69.43
Total net asset value return(2)(8)	(4.7)%	2.0%	0.2%	(7.2)%	5.7%
Total market return(3)	13.2%	(2.3)%	12.3%	(31.2)%	(3.1)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$34.10	$39.80	$40.70	$68.20	$80.70
Per share market value at end of period	$34.60	$34.10	$39.80	$40.70	$68.20
Shares outstanding at end of period	3,732,685	3,733,922	3,717,829	3,710,001	3,677,513
Net assets at end of period	$158,021	$181,805	$194,925	$216,100	$255,317
Portfolio turnover rate(5)	38.3%	100.5%	34.3%	32.5%	45.8%
Asset coverage ratio	249%	271%	205%	202%	211%
Ratio of net investment income to average net assets	5.9%	5.8%	9.0%	9.8%	7.9%
Ratio of total expenses to average net assets(7)(8)	10.1%	9.2%	8.6%	8.6%	8.2%
Ratio of interest expense to average net assets	4.4%	4.1%	4.3%	4.7%	4.5%
Ratio of non-interest expenses to average net assets (7)(8)	5.7%	5.1%	4.2%	3.9%	3.7%

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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements
(7)
Incentive fees earned during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were approximately $7.4 million, $6.1 million, and $7.1 million, respectively, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.
(8)
Excluding the impact of the expense reimbursement of approximately $5.3 million during the year ended December 31, 2023, the ratio of total expenses to average net assets and the ratio of non-interest expenses to average net assets would have been 20.9% and9.4%, respectively. In addition, the total net asset value return would have been 6.1%. excluding the expense reimbursement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual
Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portman Ridge Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of Portman Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for each of the three years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the years ended December 31, 2020 and 2019 were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level III Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level III investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of Level III investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort to audit management’s estimate of fair value of Level III investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level III investments included the following, among other factors:

1.
We evaluated the design and implementation of controls over the Company’s valuation of Level III investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level III investments and tested the related significant unobservable inputs by comparing these inputs to external sources.
3.
For certain Level III investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.
4.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, and performing back testing, where applicable.

/s/ Deloitte & Touche LLP
New York, New York

March 13, 2024
We have served as the Company’s auditor since 2021.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2023 - $426,630; 2022 - $518,699)	$398,325	$483,698
Non-controlled affiliated investments (amortized cost: 2023 - $55,611; 2022 - $75,196)	55,222	73,827
Controlled affiliated investments (cost: 2023 - $58,041; 2022 - $58,322)	14,318	18,953
Total Investments at Fair Value (cost: 2023 - $540,282; 2022 - $652,217)	$467,865	$576,478
Cash and cash equivalents	26,912	5,148
Restricted cash	44,652	27,983
Interest receivable	5,162	4,828
Receivable for unsettled trades	573	1,395
Due from affiliates	1,534	930
Other assets	2,541	2,724
Total Assets	$549,239	$619,486
LIABILITIES
2018-2 Secured Notes (net of discount of: 2023 - $712; 2022 - $1,226)	$124,971	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,225; 2022 - $1,704; net of deferred financing costs of: 2023 - $561; 2022 - $818)	106,214	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $775; 2022 - $1,107)	91,225	90,893
Payable for unsettled trades	520	1,276
Accounts payable, accrued expenses and other liabilities	4,252	4,614
Accrued interest payable	3,928	3,722
Due to affiliates	458	900
Management and incentive fees payable	4,153	3,543
Total Liabilities	$335,721	$387,363
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,943,385 issued, and 9,383,132 outstanding at December 31, 2023, and 9,916,856 issued, and 9,581,536 outstanding at December 31, 2022	$94	$96
Capital in excess of par value	717,835	736,784
Total distributable (loss) earnings	(504,411)	(504,757)
Total Net Assets	$213,518	$232,123
Total Liabilities and Net Assets	$549,239	$619,486
Net Asset Value Per Common Share	$22.76	$24.23

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$55,675	$51,090	$60,236
Non-controlled affiliated investments	2,728	3,150	4,775
Total interest income	$58,403	$54,240	$65,011
Payment-in-kind income:
Non-controlled/non-affiliated investments (2)	$6,662	$4,950	$3,355
Non-controlled affiliated investments	406	477	166
Controlled affiliated investments	-	181	-
Total payment-in-kind income	$7,068	$5,608	$3,521
Dividend income:
Non-controlled affiliated investments	$6,764	$4,450	$4,006
Controlled affiliated investments	2,184	4,141	5,170
Total dividend income	$8,948	$8,591	$9,176
Fees and other income:
Non-controlled/non-affiliated investments	$1,882	$1,135	$2,378
Non-controlled affiliated investments	14	40	-
Total fees and other income	$1,896	$1,175	$2,378
Total investment income	$76,315	$69,614	$80,086
EXPENSES
Management fees	$7,452	$8,349	$7,916
Performance-based incentive fees	7,374	6,126	7,075
Interest and amortization of debt issuance costs	25,306	17,701	13,644
Professional fees	2,629	3,400	3,660
Administrative services expense	2,377	3,364	3,219
Other general and administrative expenses	1,713	1,784	2,568
Total expenses	$46,851	$40,724	$38,082
Expense reimbursement	$(5,309)	$-	$-
Net expenses	$41,542	$40,724	$38,082
NET INVESTMENT INCOME	$34,773	$28,890	$42,004
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(26,334)	$(28,893)	$(4,397)
Non-controlled affiliated investments	(399)	(197)	139
Controlled affiliated investments	(33)	-	-
Derivatives	-	(2,095)	-
Net realized gain (loss) on investments	$(26,766)	$(31,185)	$(4,258)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$6,696	$(8,298)	$(8,047)
Non-controlled affiliated investments	980	(1,428)	282
Controlled affiliated investments	(4,354)	(10,601)	625
Derivatives	-	2,412	(1,303)
Net unrealized gain (loss) on investments	$3,322	$(17,915)	$(8,443)
Tax (provision) benefit on realized and unrealized (gains) losses on investments	$414	$(786)	$(1,442)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(23,030)	$(49,886)	$(14,143)
Realized gains (losses) on extinguishments of debt	$(362)	$-	$(1,835)
NET INCREASE (DECREASE) IN NETASSETS RESULTING FROM OPERATIONS	$11,381	$(20,996)	$26,026
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share (1):
Basic and Diluted:	$1.20	$(2.18)	$3.05
Net Investment Income Per Common Share (1):
Basic and Diluted:	$3.66	$3.00	$4.92
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted (1)	9,509,396	9,634,468	8,536,079
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the weighted average shares outstanding and per share values have been adjusted retroactively to reflect the split for all periods presented.
(2)
During the year ended December 31, 2023, the Company received $610.2 thousand of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Operations:
Net investment income	$34,773	$28,890	$42,004
Net realized gains (losses) from investment transactions	(26,766)	$(31,185)	(4,258)
Realized gains (losses) from extinguishments of debt	(362)	$-	(1,835)
Net change in unrealized appreciation (depreciation) on investments	3,322	$(17,915)	(8,443)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	414	$(786)	(1,442)
Net increase (decrease) in net assets resulting from operations	$11,381	$(20,996)	$26,026

Stockholder distributions:
Distributions of ordinary income	$(26,147)	$(24,661)	$(20,575)
Net decrease in net assets resulting from stockholder distributions	$(26,147)	$(24,661)	$(20,575)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$516	$1,111	$927
Stock repurchases	(4,355)	$(3,831)	(1,827)
Private placement and other	-	$378	59,307
Net increase (decrease) in net assets resulting from capital share transactions	$(3,839)	$(2,342)	$58,407

Net assets at beginning of period	$232,123	$280,122	$216,264
Net assets at end of period	$213,518	$232,123	$280,122
Net asset value per common share (1)	$22.76	$24.23	$28.88
Common shares outstanding at end of period (1)	9,383,132	9,581,536	9,699,695
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, the common shares outstanding and net asset value per common share values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$11,381	$(20,996)	$26,026
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	26,896	31,185	4,258
Net change in unrealized (appreciation) depreciation from investments	(3,322)	17,915	8,443
Purchases of investments	(48,188)	(222,202)	(297,149)
Proceeds from sales and redemptions of investments	146,945	160,964	329,458
Net accretion of investments	(6,982)	(10,648)	(32,303)
Amortization of debt issuance costs	1,219	1,223	1,022
Realized (gains) losses on extinguishments of debt	362	-	1,835
Net payment-in-kind interest income	(7,068)	(5,608)	(3,247)
Cash consideration net of cash acquired from mergers	-	-	13,549
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	822	18,798	4,914
(Increase) decrease in interest and dividends receivable	(1)	686	(2,541)
(Increase) decrease in due from affiliates	(604)	(423)	(150)
(Increase) decrease in other assets	183	528	(227)
Increase (decrease) in payable for unsettled trades	(756)	(4,121)	5,397
Increase (decrease) in accrued interest payable	206	1,702	931
Increase (decrease) in management and incentive fees payable	610	(998)	(703)
Increase (decrease) in due to affiliates	(442)	(899)	424
Increase (decrease) in accounts payable and accrued expenses	(362)	(205)	1,212
Net cash (used in) provided by operating activities	$120,899	$(33,099)	$61,149
FINANCING ACTIVITIES:
Debt issuance costs	$-	$(836)	$(1,055)
Equity issuance costs	-	-	(547)
Private placement	-	378	4,020
Stock repurchase program	(4,355)	(3,831)	(1,827)
Distributions to stockholders	(25,631)	(23,550)	(19,647)
Repurchase of 6.125% Notes Due 2022	-	-	(76,726)
Issuance of 2018-2 Secured Notes	-	14,300	-
Repayment of 2018-2 Secured Notes	(52,480)	-	(88,000)
Repayment of 6.125% Notes from HCAP acquisition	-	-	(28,750)
Issuance of 4.875% Notes Due 2026	-	-	105,570
Borrowings from Revolving Credit Facilities	55,500	16,500	31,250
Repayment of Revolving Credit Facilities	(55,500)	(5,071)	-
Net cash (used in) provided by financing activities	$(82,466)	$(2,110)	$(75,712)
CHANGE IN CASH AND RESTRICTED CASH	$38,433	$(35,209)	$(14,563)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	33,131	68,340	82,903
CASH AND RESTRICTED CASH, END OF YEAR	$71,564	$33,131	$68,340
Amounts per balance sheet:
Cash and cash equivalents	$26,912	$5,148	$28,919
Restricted cash	44,652	27,983	39,421
Total Cash and Restricted cash	$71,564	$33,131	$68,340
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$23,881	$14,776	$11,692
Reinvestment of distributions	$516	$1,111	$927
Non-cash purchase of investments	$-	$-	$16,592
Acquisitions:
Non-cash assets acquired
Investments, at cost	$-	$-	$53,812
Interest receivable	-	-	431
Other assets	-	-	2,665
Total non-cash assets purchased	$-	$-	$56,908
Liabilities assumed
Debt	$-	$-	$28,750
Accounts payable and accrued expenses	-	-	1,645
Total liabilities assumed	$-	$-	$30,395
Issuance of common stock	$-	$-	$37,063
Deemed capital contribution from affiliates	$-	$-	$2,150
Transaction costs	$-	$-	$881

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	11.6% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,908	$7,765	$7,899	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	0.5% Cash		0.75%	8/31/28	8/31/22	-	(27)	(2)	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.6% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	694	688	700	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.6% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	870	862	869	(7)(12)(13)
Accurate Background, LLC	Term Loan	Services: Business	11.6% Cash	SOFR+6.00%	1.00%	3/26/27	10/20/21	2,931	2,770	2,818	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	11.6% Cash	SOFR+6.00%	1.00%	3/26/27	9/7/22	1,481	1,392	1,424	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.0% Cash + 5.0% PIK			4/14/27	4/14/22	14,036	14,036	13,773	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	11.8% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	990	977	976	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	10.6% Cash	SOFR+5.00%		8/15/25	10/28/20	2,223	2,068	2,220	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	11.8% Cash + 0.8% PIK	SOFR+6.25%	1.00%	10/6/26	12/9/20	4,869	4,823	4,766	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	12.4% Cash	SOFR+7.00%	1.00%	10/6/26	12/9/20	651	641	630	(7)(12)(20)
American Academy Holdings, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.2% Cash + 5.3% PIK	SOFR+5.75%	1.00%	1/1/25	3/1/22	3,124	3,114	3,144	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.2% Cash + 5.3% PIK	SOFR+5.75%	1.00%	1/1/25	3/1/22	620	618	624	(7)(12)(13)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	15.7% Cash	SOFR+10.00%	1.00%	6/11/26	6/11/21	6,274	6,187	6,305	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	3.0% Cash + 12.1% PIK	SOFR+9.50%	1.00%	11/15/26	11/15/21	12,880	12,718	10,965	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.1% Cash	SOFR+9.50%	1.00%	11/15/26	11/15/21	1,084	1,068	910	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.1% Cash	SOFR+9.50%	1.00%	6/30/24	8/9/22	547	547	465	(7)(12)
Appfire Technologies, LLC	Term Loan	High Tech Industries	11.0% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,894	5,887	5,859	(7)(12)(13)
Aventiv Technologies, LLC	Term Loan	Alternative Carriers	10.5% Cash	SOFR+4.89%	1.00%	11/1/24	12/29/23	989	971	937	(7)(12)
BetaNXT, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	11.1% Cash	SOFR+5.75%		7/1/29	7/1/22	12,608	11,964	12,104	(7)(12)(13)
BetaNXT, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	9.6% Cash	SOFR+4.25%		7/1/27	7/1/22	242	242	145	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	11.2% Cash	SOFR+5.75%	1.00%	10/21/27	10/29/21	496	488	482	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash		1.00%	10/21/26	10/29/21	-	(22)	(25)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	12/22/26	12/22/20	2,071	2,051	2,017	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	12/22/26	12/22/20	738	734	718	(7)(12)(13)(20)
BW NHHC Holdco Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	12.9% Cash	SOFR+7.50%	2.00%	1/15/26	12/21/22	952	946	969	(7)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	12.3% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	11/17/21	6,117	6,117	6,178	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	12.0% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	7/29/21	1,009	1,009	1,019	(7)(12)(13)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	12.2% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	6/26/20	2,612	2,612	2,638	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	11.2% Cash	SOFR+5.75%	1.00%	9/27/27	10/8/21	3,802	3,778	3,525	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	11.2% Cash	SOFR+5.75%	1.00%	11/8/25	6/15/22	5,773	5,742	5,773	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	0.8% Cash		1.00%	10/9/24	10/28/20	-	(14)	-	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	7.9% Cash + 7.0% PIK	SOFR+2.50%		10/9/25	10/28/20	10,487	9,851	9,976	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	0.8% Cash		1.00%	10/9/24	8/22/22	-	$(1)	$-	(7)(12)(13)(20)
Colonnade Intermediate, LLC	Term Loan	Services: Business	12.5% Cash	SOFR+7.00%	1.00%	2/27/24	3/2/22	400	400	398	(7)(12)(13)
Colonnade Intermediate, LLC	Term Loan	Services: Business	12.5% Cash	SOFR+7.00%	1.00%	2/27/24	3/1/21	698	698	693	(7)(12)
Colonnade Intermediate, LLC	First Lien Term Loan	Services: Business	12.5% Cash	SOFR+7.00%	1.00%	2/27/24	10/28/20	4,899	4,898	4,866	(7)(12)(13)
Colonnade Intermediate, LLC	Revolver	Services: Business	12.6% Cash	SOFR+7.00%	1.00%	2/27/24	10/28/20	576	576	571	(7)(12)(13)(20)
Colonnade Intermediate, LLC	Revolver	Services: Business	12.6% Cash	PRIME+7.00%	1.00%	2/27/24	10/28/20	41	41	41	(7)(12)(13)(20)
Colonnade Intermediate, LLC	Delayed Draw Term Loan	Services: Business	12.5% Cash	SOFR+7.00%	1.00%	2/27/24	3/1/21	740	740	735	(7)(12)
Colonnade Intermediate, LLC	Delayed Draw Term Loan	Services: Business	12.5% Cash	SOFR+7.00%	1.00%	2/27/24	10/28/20	448	448	445	(7)(12)(13)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	10/30/26	11/1/21	625	619	615	(7)(12)(13)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	10/30/26	11/1/21	8,082	8,002	7,961	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		1.00%	10/30/26	11/1/21	-	(35)	(30)	(7)(12)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	11/1/26	11/1/21	3,990	3,912	3,930	(7)(12)(13)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.2% Cash	SOFR+6.75%	1.00%	11/23/26	12/8/20	2,715	2,679	2,715	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.4% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,507	1,470	1,482	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	12.4% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	317	307	304	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	12.4% Cash	SOFR+7.00%	0.75%	12/23/28	12/23/22	48	42	44	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	10.3% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,478	1,461	1,165	(7)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	12.0% Cash	SOFR+6.50%		12/14/25	10/28/20	2,049	1,928	1,983	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	10.4% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	1,980	1,888	1,737	(7)(13)
Florida Food Products, LLC	Term Loan	Beverage, Food and Tobacco	10.5% Cash	SOFR+5.00%	0.75%	10/18/28	3/22/22	4,913	4,868	4,311	(7)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	10.4% Cash	SOFR+4.75%	0.75%	2/25/26	3/18/22	2,900	2,890	2,350	(13)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	13.7% Cash	SOFR+8.36%		5/15/24	10/28/20	51	44	31	(7)(12)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	13.8% Cash + 1.0% PIK	SOFR+8.36%		5/15/24	10/28/20	6,852	6,124	4,127	(7)(12)
H.W. Lochner, Inc.	Term Loan	Services: Business	11.8% Cash	SOFR+6.25%	1.00%	7/2/27	7/2/21	14,663	14,491	14,149	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	11.8% Cash	SOFR+6.25%	1.00%	7/2/27	7/2/21	3,858	3,764	3,578	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	16.0% Cash			4/1/24	2/16/21	1,854	1,854	1,854	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	12.8% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	7,525	7,087	4,252	(5)(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	12.8% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	773	728	437	(5)(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.5% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,974	1,849	1,876	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	14.2% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,508	5,395	5,260	(7)(12)(13)
IDC Infusion Services	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	0.50%	7/7/28	7/20/23	2,928	2,873	2,880	(7)(12)(13)
IDC Infusion Services	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash		1.00%	7/7/28	7/20/23	-	(20)	(17)	(7)(12)(20)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	11.5% Cash	SOFR+6.00%	1.00%	7/21/25	10/28/20	2,613	2,498	2,531	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.9% Cash	SOFR+4.25%	0.75%	12/1/27	10/12/22	987	813	940	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	11.4% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,260	2,236	2,254	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	11,999	11,882	11,579	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	872	859	842	(7)(12)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	12/31/26	10/28/20	2,381	2,256	1,792	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	13.0% Cash	SOFR+7.65%	1.00%	10/2/29	10/2/23	892	892	853	(7)(12)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	13.0% Cash	SOFR+7.65%	1.00%	10/2/28	10/2/23	469	457	473	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	12.7% Cash	SOFR+7.25%	1.00%	4/11/25	10/28/20	5,933	5,933	5,933	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Luminii LLC	Revolver	Construction & Building	12.7% Cash	SOFR+7.35%	1.00%	4/11/25	10/28/20	343	$343	$343	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	11.0% Cash	SOFR+5.50%	1.00%	4/1/27	10/28/20	3,664	3,347	3,520	(7)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	13.7% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	9,750	9,596	9,506	(7)(12)(13)
Morae Global Corporation	Term Loan	IT Consulting & Other Services	13.5% Cash	SOFR+8.00%	2.00%	10/26/26	10/26/23	2,277	2,138	2,169	(7)(12)(13)
Morae Global Corporation	Revolver	IT Consulting & Other Services	0.5% Cash		2.00%	10/26/26	10/26/23	-	(11)	(10)	(7)(12)(20)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	12/9/26	12/31/20	6,935	6,892	6,649	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	12/9/26	1/1/22	2,893	2,895	2,774	(7)(12)(13)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	10.5% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,488	2,257	2,279	(7)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	10.4% Cash	SOFR+5.00%		6/9/29	6/9/22	3,379	3,360	3,367	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	0.3% Cash		0.75%	6/9/29	6/9/22	-	(9)	(4)	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	1.0% Cash		0.75%	6/9/29	6/9/22	-	(2)	(3)	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash			4/5/28	1/27/22	4,500	4,500	3,560	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	11.7% Cash	SOFR+6.25%	1.00%	4/29/27	5/7/21	7,550	7,465	7,409	(7)(12)(13)
PhyNet Dermatology LLC	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	10/20/29	5/10/23	1,307	1,282	1,294	(7)(12)(13)
PhyNet Dermatology LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash		1.00%	10/20/29	5/10/23	-	(7)	(7)	(7)(12)(20)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	422	420	398	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	60	60	36	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,706	1,548	1,007	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,593	1,456	193	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,261	1,254	1,170	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	11.6% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	2,022	2,015	1,944	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.6% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	548	543	527	(7)(12)(13)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	11.2% Cash	SOFR+5.75%	1.00%	4/22/27	4/21/21	5,612	5,590	5,591	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.9% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	7,900	7,249	7,018	(7)(12)(13)
Project Leopard Holdings, Inc.	Term Loan	High Tech Industries	10.7% Cash	SOFR+5.25%	0.50%	7/20/29	6/15/22	7,920	7,481	7,201	(7)(13)
PVHC Holding Corp	Term Loan	Containers, Packaging and Glass	11.0% Cash + 0.8% PIK	SOFR+5.50%	2.50%	2/17/27	12/23/19	2,736	2,734	2,665	(7)(12)(13)
Qualtek LLC	Term Loan	High Tech Industries	6.4% Cash + 9.0% PIK	SOFR+1.00%	1.00%	7/14/25	7/14/23	4,373	4,373	4,209	(7)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	10.2% Cash	SOFR+4.25%		7/9/25	1/26/21	6,966	6,575	5,654	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	11.3% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,131	6,111	6,064	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	11.5% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,439	4,357	3,285	(7)(13)
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,760	2,528	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	13.5% Cash + 9.5% PIK	SOFR+8.00%	1.00%	5/1/24	10/1/21	6,528	6,445	6,313	(7)(12)(13)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.0% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,670	1,667	1,502	(7)(13)
Synamedia Americas Holdings, Inc.	Term Loan	Interactive Media & Services	13.1% Cash	SOFR+7.75%	1.00%	12/5/28	12/5/23	2,759	2,663	2,662	(7)(12)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.9% Cash	SOFR+5.50%	1.00%	10/2/27	10/1/21	7,873	7,861	7,873	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	11.2% Cash	SOFR+5.75%	1.00%	10/2/27	5/2/22	4,219	4,210	4,219	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	10/2/27	5/2/22	-	(3)	-	(7)(12)(20)
Tactical Air Support, Inc.	Term Loan	Aerospace and Defense	14.0% Cash	SOFR+8.50%	1.00%	12/22/28	12/22/23	1,714	1,672	1,671	(7)(12)(13)
Tactical Air Support, Inc.	Delayed Draw Term Loan	Aerospace and Defense	0.8% Cash		1.00%	12/22/28	12/22/23	-	-	-	(7)(12)(20)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	11.0% Cash	SOFR+5.50%	1.00%	6/28/24	12/8/20	5,458	5,455	5,444	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	11.0% Cash	SOFR+5.50%	1.00%	6/28/24	12/23/19	722	720	718	(7)(12)(13)
VBC Spine Opco LLC	Term Loan	Healthcare & Pharmaceuticals	13.5% Cash	SOFR+8.00%	2.00%	6/14/28	6/14/23	3,500	3,438	3,456	(7)(12)(13)
VBC Spine Opco LLC	Revolver	Healthcare & Pharmaceuticals	13.5% Cash	SOFR+8.00%	2.00%	6/14/28	6/14/23	129	122	124	(7)(12)(20)
VBC Spine Opco LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash		2.00%	6/14/28	6/14/23	-	(34)	(24)	(7)(12)(20)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	10.4% Cash	SOFR+5.00%	1.00%	11/18/24	12/18/19	1,125	1,121	1,124	(7)(12)(13)
Total Senior Secured Loans (159% of net asset value at fair value)									$356,358	$340,159
Junior Secured Loans
American Academy Holdings, LLC	Term Loan Second Lien	Healthcare & Pharmaceuticals	14.5% PIK			3/1/28	3/1/22	5,909	5,814	5,237	(7)(12)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	12.0% Cash	SOFR+6.50%	0.50%	7/23/29	7/22/21	4,000	3,979	3,605	(7)(12)(13)
Dcert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	12.4% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,391	4,941	(7)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	15.5% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,491	1,336	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	12.3% Cash	SOFR+6.75%	0.75%	2/4/29	4/29/21	6,000	5,960	5,811	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.9% Cash	SOFR+7.25%	0.50%	12/1/28	10/26/21	6,000	5,965	4,870	(7)(13)
Lucky Bucks Holdings LLC	Promissory Note	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	6,198	5,568	1,181	(5)(7)(12)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	14.0% Cash	SOFR+8.50%	1.00%	3/5/27	12/18/19	1,200	1,149	1,131	(7)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			1/31/23	3/8/22	2,020	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	13.1% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,918	4,719	(7)(12)
Qualtek LLC	Term Loan Second Lien	High Tech Industries	6.4% Cash + 9.0% PIK	SOFR+1.00%	1.00%	1/14/27	7/14/23	4,146	4,146	2,913	(7)(13)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	13.2% Cash	SOFR+7.75%	0.75%	4/16/29	9/28/21	4,566	4,509	2,831	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	13.5% Cash	SOFR+8.00%	1.00%	2/28/26	2/15/18	3,000	2,992	300	(7)(12)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	75	75	-	(5)(7)(12)
Total Junior Loans (18% of net asset value at fair value)									$53,888	$38,875
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	416	43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Healthcare & Pharmaceuticals		5/18/22	-	-	493	(7)(12)(18)(22)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% PIK	5/18/22	146,214	4	195	(7)(12)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	658	-	2,128	(7)(12)(18)(19)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	502	700	(7)(12)(18)(22)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,470,210	2,470	2,733	(7)(12)(22)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,067,908	3,068	3,237	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	57	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	553	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	246	(7)(12)(17)(18)(21)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	93	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	121	(7)(12)(13)(18)(21)
DxTx Pain and Spine LLC	Common	Healthcare & Pharmaceuticals		6/14/23	158,166	258	258	(7)(12)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	174	(7)(12)(18)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	100	1,500	903	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(22)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(22)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	998	(7)(12)(17)(18)(21)
LB NewHoldCo LLC	Common Stock	Hotel, Gaming & Leisure		10/2/23	96,523	1,441	1,442	(7)(12)(13)
Morae Global Holdings Inc.	Warrant	IT Consulting & Other Services		10/26/23	1	87	99	(7)(12)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		4/5/23	4,500,000	4,500	4,182	(7)(12)(17)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Qualtek LLC	Equity	High Tech Industries		7/14/23	150,262	1,277	-	(7)(12)(13)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	425	(7)(12)(18)
South Street Securities Holdings, Inc	Warrants	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	403	(7)(12)(18)
Sundance Holdings Group, LLC	Common Stock	Retail		10/1/21	14,603	-	69	(7)(12)(13)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (10% of net asset value at fair value)						$31,280	$20,533

CLO Fund Securities

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 13.7%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$1,024	$904	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 25%	CLO Fund Securities	10/27/31	24.8%	9/27/18	3,923	3,923	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 25.4%	CLO Fund Securities	11/1/28	6.8%	10/10/13	424	409	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 19.8%	CLO Fund Securities	7/17/29	57.2%	10/22/21	683	683	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 25.3%	CLO Fund Securities	7/17/30	57.2%	10/22/21	3,049	3,049	(3)(12)
Total CLO Fund Securities (4% of net asset value at fair value)						$9,103	$8,968

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

See accompanying notes to consolidated financial statements.

Joint Venture

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$14,275	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	44,000	45,012	(9)(16)(17)(20)
Total Joint Venture (28% of net asset value at fair value)				$71,415	$59,287

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (219% of net asset value at fair value)				$540,282	$467,865

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2023 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month S rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2023. As noted in the table above, 77.4% (based on par) of debt securities contain floors which range between 0.50% and 2.50%.
(2)
Reflects the fair market value of all investments as of December 31, 2023 as determined by the Company’s Board of Directors.
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $539.8 million. The aggregate gross unrealized appreciation is approximately $36.3 million, the aggregate gross unrealized depreciation is approximately $34.7 million, and the net unrealized depreciation is approximately $1.6 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 86.6% of the total assets at December 31, 2023.
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
(13)
As of December 31, 2023, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2023:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	4/24/24	$-
(20)
Debt security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.

See accompanying notes to consolidated financial statements.

(21)
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
(22)
This investment is owned by PTMN Sub Holdings LLC, one of the Company’s taxable blocker subsidiaries.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022

(in thousands, except share and per share amounts)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	10.8% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	7,988	$7,817	$7,839	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	0.5% Cash		0.75%	8/31/28	8/31/22	-	(33)	(29)	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		0.75%	8/29/29	8/31/22	-	(7)	(13)	(7)(12)(13)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	1.0% Cash		0.75%	8/29/29	8/31/22	-	(9)	(16)	(7)(12)(13)(20)
Accurate Background, LLC	Term Loan	Services: Business	9.7% Cash	L+6.00%	1.00%	3/26/27	10/20/21	2,962	2,748	2,858	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	10.7% Cash	L+6.00%	1.00%	3/26/27	9/7/22	1,496	1,378	1,444	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	12.0% Cash			4/14/27	4/14/22	13,347	13,347	12,964	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	10.4% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	1,000	984	971	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	9.4% Cash	L+5.00%		8/15/25	10/28/20	2,339	2,076	2,313	(7)(12)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	11.0% Cash	L+6.25%	1.00%	10/6/26	12/9/20	4,900	4,836	4,741	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	10.9% Cash	L+6.25%	1.00%	10/6/26	12/9/20	1,000	987	968	(7)(12)
American Academy Holdings, LLC	First Lien Term Loan	Services: Consumer	9.1% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	2,990	2,969	2,934	(7)(12)(13)
American Academy Holdings, LLC	Term Loan Second Lien	Services: Consumer	14.5% PIK			3/1/28	3/1/22	5,124	5,007	4,164	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Services: Consumer	9.1% Cash + 6.3% PIK	L+4.75%	1.00%	1/1/25	3/1/22	593	589	582	(7)(12)(13)
Analogic Corporation	First Lien Term Loan A	Electronics	9.7% Cash	L+5.25%	1.00%	6/22/24	10/28/20	3,484	3,295	3,353	(7)(12)(13)
Analogic Corporation	Revolver	Electronics	9.7% Cash	L+5.25%	1.00%	6/22/23	10/28/20	179	179	172	(7)(12)(13)(20)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	11.8% Cash + 3.0% PIK	L+7.00%	1.00%	6/11/26	6/11/21	6,701	6,569	6,567	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	11.5% Cash + 2.8% PIK	L+6.75%	1.00%	11/15/26	11/15/21	11,815	11,593	10,974	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.2% Cash	L+9.50%	1.00%	11/15/26	11/15/21	500	490	461	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	16.0% Cash	PRIME+8.50%	1.00%	11/15/26	11/15/21	500	490	461	(7)(12)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	14.2% Cash	L+9.50%	1.00%	6/30/23	8/9/22	500	500	464	(7)(12)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	9.9% Cash	L+5.50%	0.75%	7/21/27	7/21/21	3,093	3,064	2,813	(7)(13)
AP Core Holdings II, LLC	First Lien Term Loan	Media: Diversified & Production	9.9% Cash	L+5.50%	0.75%	7/21/27	7/21/21	2,000	1,977	1,809	(7)(13)
Appfire Technologies, LLC	Term Loan	High Tech Industries	9.5% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,954	5,946	5,861	(7)(12)(13)
Beta Plus Technologies, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	8.9% Cash	SOFR+4.75%		7/1/29	7/1/22	15,960	15,664	15,564	(7)(12)(13)
Beta Plus Technologies, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	0.4% Cash			7/1/27	7/1/22	-	-	(96)	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	10.2% Cash	L+5.75%	1.00%	10/21/27	10/29/21	501	491	462	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash		1.00%	10/21/26	10/29/21	-	(23)	(71)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	12/22/26	12/22/20	2,135	2,106	2,070	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	12/22/26	12/22/20	760	755	735	(7)(12)(13)(20)
BW NHHC Holdco Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+7.50%	2.00%	1/15/26	12/21/22	952	942	942	(7)(12)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	10.2% Cash	L+6.50%	1.00%	6/18/23	6/26/20	2,813	2,802	2,787	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	9.7% Cash	L+6.00%	1.00%	6/18/23	7/29/21	1,086	1,082	1,072	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	9.7% Cash	L+6.00%	1.00%	6/18/23	11/17/21	6,583	6,564	6,501	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	10.5% Cash	L+5.75%	1.00%	9/27/27	10/8/21	3,950	3,918	3,685	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	10.9% Cash	SOFR+6.50%	1.00%	11/8/25	6/15/22	6,904	6,846	6,870	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	9.7% Cash	SOFR+5.75%	1.00%	10/9/24	10/28/20	642	609	642	(7)(12)(13)(20)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	6.8% Cash + 6.5% PIK	SOFR+2.50%		10/9/25	10/28/20	9,810	8,815	8,610	(7)(12)(13)
Centric Brands Inc.	Revolver	Machinery (Non-Agrclt/Constr/Electr)	10.1% Cash	SOFR+5.75%	1.00%	10/9/24	8/22/22	39	37	39	(7)(12)(13)(20)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	7/16/23	1/11/21	465	$465	$465	(7)(12)(13)
Circustrix Holdings, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	1/26/24	10/1/21	6,655	6,117	6,508	(7)(12)(13)
Circustrix Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.9% Cash	L+5.50%	1.00%	7/16/23	1/11/21	461	461	461	(7)(12)(13)
Coastal Screen and Rail, LLC	Term Loan	Construction & Building	13.0% Cash			12/31/22	6/9/21	850	850	850	(7)(12)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	10.5% Cash	L+6.00%	1.00%	10/30/26	11/1/21	8,165	8,056	8,063	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	10.7% Cash	L+6.00%	1.00%	10/30/26	11/1/21	600	565	575	(7)(12)(20)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.7% Cash	L+6.00%	1.00%	10/30/26	11/1/21	631	598	584	(7)(12)(13)(20)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.5% Cash	L+6.75%	1.00%	11/23/26	12/8/20	2,744	2,695	2,724	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.5% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,519	1,473	1,473	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	1.0% Cash		0.75%	12/26/28	12/23/22	-	(11)	(11)	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		0.75%	12/23/28	12/23/22	-	(7)	(7)	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	9.8% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,493	1,473	1,183	(7)(13)
Drilling Info Holdings, Inc.	Initial Term Loan (First Lien)	High Tech Industries	8.6% Cash	L+4.25%		7/30/25	12/23/19	814	814	785	(7)(13)
Drilling Info Holdings, Inc.	2020 Term Loan (First Lien)	High Tech Industries	8.9% Cash	L+4.50%		7/30/25	2/13/20	973	970	965	(7)(12)(13)
Electro Rent Corporation	First Lien Term Loan	High Tech Industries	10.3% Cash	SOFR+5.50%	1.00%	11/1/24	11/16/22	997	980	982	(7)(12)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	10.9% Cash	L+6.50%		12/14/25	10/28/20	2,266	2,064	2,224	(7)(12)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	9.4% Cash	L+5.00%	0.75%	10/6/28	3/22/22	4,963	4,908	4,820	(7)(12)(13)
Florida Food Products, LLC	First Lein Term Loan	Beverage, Food and Tobacco	9.3% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	2,000	1,888	1,928	(7)(12)(13)
Franchise Group, Inc.	First Out Term Loan	Retail	8.7% Cash	L+4.75%	0.75%	2/25/26	3/18/22	4,900	4,874	4,727	(13)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	12.0% Cash	L+8.25%	1.25%	2/15/23	10/28/20	6,990	6,147	3,539	(7)(12)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	12.5% Cash	L+8.25%	1.25%	2/15/23	10/28/20	50	44	25	(7)(12)(20)
Grindr Capital LLC	Term Loan	Telecommunications	12.8% Cash	L+8.00%	1.50%	11/14/27	6/10/20	3,073	3,045	3,054	(12)(13)
Grindr Capital LLC	Delayed Draw Term Loan - First Lien	Telecommunications	12.5% Cash	SOFR+8.00%	1.50%	11/14/27	11/14/22	2,000	1,981	1,988	(12)(13)
H.W. Lochner, Inc.	Term Loan	Services: Business	9.5% Cash	L+5.75%	1.00%	7/2/27	7/2/21	14,813	14,589	14,146	(7)(12)(13)
H.W. Lochner, Inc.	Revolver	Services: Business	10.4% Cash	SOFR+5.75%	1.00%	7/2/27	7/2/21	1,200	1,177	1,130	(7)(12)(20)
H.W. Lochner, Inc.	Revolver	Services: Business	9.6% Cash	L+5.75%	1.00%	7/2/27	7/2/21	5,001	4,904	4,710	(7)(12)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	19.0% Cash			2/16/24	2/16/21	2,000	2,000	2,000	(7)(12)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan A	High Tech Industries	12.3% Cash + 5.8% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	7,525	6,629	5,926	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	Revolver	High Tech Industries	12.3% Cash + 2.0% PIK	SOFR+7.50%	1.00%	12/21/23	10/28/20	773	681	609	(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	8.2% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,995	1,824	1,804	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	13.2% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,709	5,561	5,502	(7)(12)(13)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	10.4% Cash	L+6.00%	1.00%	7/21/25	10/28/20	2,640	2,450	2,040	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.0% Cash	L+4.25%	0.75%	12/1/27	10/12/22	997	776	794	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	10.5% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,125	2,094	2,098	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	10.7% Cash	L+6.00%	1.00%	11/23/27	11/23/21	12,122	11,973	11,697	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	10.3% Cash	EURIBOR+6.00%	1.00%	11/23/27	11/23/21	436	423	406	(7)(12)(20)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	9.7% Cash	L+6.00%		10/1/24	10/28/20	2,707	2,489	1,969	(7)(13)
Lucky Bucks Holdings LLC	Term Loan	Hotel, Gaming & Leisure	12.5% PIK			5/29/28	1/14/22	5,653	5,568	4,000	(7)(12)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	10.4% Cash	L+5.50%	0.75%	7/21/27	7/20/21	4,750	4,677	2,799	(7)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	10.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	6,990	6,884	6,835	(7)(12)(13)
Luminii LLC	Revolver	Construction & Building	10.0% Cash	L+6.25%	1.00%	4/11/23	10/28/20	343	338	332	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	10.2% Cash	L+5.50%	1.00%	4/1/27	10/28/20	3,704	3,285	3,361	(7)(12)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Marble Point Credit Management LLC	Term Loan	Banking, Finance, Insurance & Real Estate	10.8% Cash	L+6.00%	1.00%	8/11/28	8/11/21	5,504	$5,382	$5,504	(12)(13)
Marble Point Credit Management LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	8/11/28	8/11/21	-	(25)	-	(12)(20)
Maxor National Pharmacy Services, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash		1.00%	12/6/26	10/28/20	-	-	(2)	(7)(12)(13)(20)
Maxor National Pharmacy Services, LLC	Term Loan	Healthcare & Pharmaceuticals	10.0% Cash	L+5.25%	1.00%	12/6/27	10/28/20	8,008	7,436	7,987	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	7.0% Cash + 3.6% PIK	L+3.25%	1.00%	9/28/24	2/4/22	6,267	5,936	5,609	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan	Automotive	8.0% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	417	377	373	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan A	Automotive	7.7% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	2/4/22	182	182	163	(7)(12)(13)
Mobex Global U.S., Inc.	First Lien Term Loan B	Automotive	8.0% Cash + 3.3% PIK	L+3.25%	1.00%	9/28/24	1/20/22	180	180	161	(7)(12)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	12.7% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	10,000	9,802	9,800	(7)(12)(13)
Mother's Market & Kitchen, Inc.	First Lien Term Loan	Healthcare & Pharmaceuticals	9.9% Cash	L+5.50%	1.25%	7/26/23	10/28/20	5,326	5,177	5,202	(7)(12)(13)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	10.8% Cash	L+6.00%	1.00%	12/9/26	12/31/20	6,918	6,861	6,737	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	10.8% Cash	L+6.00%	1.00%	6/9/26	1/1/22	2,886	2,888	2,810	(7)(12)(13)
Naviga Inc.	First Lien Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	4,949	4,889	4,820	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/2/22	404	403	394	(7)(12)(13)
Naviga Inc.	Revolver	Services: Business	11.4% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	384	378	372	(7)(12)(13)(20)
Naviga Inc.	Revolver	Services: Business	13.5% Cash	PRIME+6.00%	1.00%	12/29/23	10/28/20	225	222	218	(7)(12)(13)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	10/28/20	453	447	441	(7)(12)(13)
Naviga Inc.	Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	705	703	686	(7)(12)
Naviga Inc.	Delayed Draw Term Loan	Services: Business	11.7% Cash	SOFR+7.00%	1.00%	12/29/23	3/1/21	748	747	728	(7)(12)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	8.8% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,000	1,782	1,793	(7)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	9.7% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	3,335	3,312	3,264	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	0.5% Cash		0.75%	6/9/29	6/9/22	-	(11)	(24)	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	0.1% Cash		0.75%	6/9/29	6/9/22	-	(2)	(22)	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash + 2.0% PIK			4/28/23	1/27/22	14,551	14,551	13,445	(7)(12)(17)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	10.6% Cash	L+6.25%	1.00%	4/29/27	5/7/21	7,766	7,653	7,335	(7)(12)(13)
Orbit Purchaser LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/21/24	10/28/20	730	685	724	(7)(12)(13)
Orbit Purchaser LLC	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/19/24	10/28/20	2,496	2,340	2,477	(7)(12)(13)
Orbit Purchaser LLC	Incremental First Lien Term Loan	Banking, Finance, Insurance & Real Estate	9.2% Cash	L+4.50%	1.00%	10/21/24	10/28/20	1,509	1,416	1,497	(7)(12)(13)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK			4/4/26	5/29/20	1,623	1,394	1,051	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK			4/4/26	5/29/20	1,485	1,287	193	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK			4/4/26	5/29/20	1,152	1,142	1,078	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	4/4/22	55	54	35	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK			4/4/26	5/3/22	382	379	363	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	1/2/25	12/30/21	2,043	2,029	2,012	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.1% Cash	L+5.75%	1.00%	1/2/25	12/30/21	554	534	525	(7)(12)(13)(20)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	10.5% Cash	L+5.75%	1.00%	4/22/27	4/21/21	7,504	7,474	7,421	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.1% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	7,980	7,201	6,943	(7)(12)(13)
Project Leopard Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.8% Cash	SOFR+5.25%	1.00%	6/15/29	6/15/22	8,000	7,476	7,326	(7)(13)
PVHC Holding Corp	Initial Term Loan	Containers, Packaging and Glass	9.5% Cash	L+4.75%	1.00%	8/3/24	12/23/19	2,758	2,754	2,655	(7)(12)(13)
Qualtek USA, LLC	First Lien Term Loan	High Tech Industries	10.7% Cash	L+6.25%	1.00%	7/18/25	10/28/20	5,360	4,749	3,551	(13)
Radiology Partners, Inc	Term B Loan (First Lien)	Healthcare & Pharmaceuticals	8.6% Cash	L+4.25%		7/9/25	1/26/21	7,000	6,347	5,908	(7)(13)

See accompanying notes to consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/ Shares	Cost	Fair Value[2]	Footnote Refs
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	10.5% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,148	6,112	6,033	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	10.3% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,484	$4,382	$4,400	(7)(12)(13)
Securus Technologies Holdings, Inc	Term Loan	Telecommunications	9.2% Cash	L+4.50%	1.00%	11/1/24	3/21/22	990	$952	$747
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash			9/20/27	9/20/22	3,150	2,655	2,603	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	10.7% Cash	L+6.00%	1.00%	5/1/24	10/1/21	6,237	5,897	6,144	(7)(12)(13)
Surge Hippodrome Holdings LLC	Last Out Term Loan	Services: Business	15.4% Cash	SOFR+11.04%	2.00%	8/1/24	6/9/21	5,460	5,132	5,165	(7)(12)(17)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	8.7% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,687	1,684	1,417	(7)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.0% Cash	SOFR+6.00%	1.00%	10/2/27	10/1/21	7,953	7,937	7,883	(7)(12)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.4% Cash	SOFR+6.00%	1.00%	10/2/27	5/2/22	2,366	2,356	2,322	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash		1.00%	10/2/27	5/2/22	-	(3)	(7)	(7)(12)(20)
TLE Holdings, LLC	Initial Term Loan	Healthcare, Education and Childcare	9.9% Cash	L+5.50%	1.00%	6/28/24	12/8/20	5,516	5,508	5,474	(7)(12)(13)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	9.9% Cash	L+5.50%	1.00%	6/28/24	12/23/19	728	727	722	(7)(12)(13)(20)
TronAir Parent Inc.	Initial Term Loan (First Lien)	Aerospace and Defense	10.8% Cash	L+6.25%	1.00%	9/8/23	12/23/19	903	901	858	(7)(12)(13)
Wework Companies LLC	First Lien Term Loan - Last Out Lender	Banking, Finance, Insurance & Real Estate	9.6% Cash	SOFR+6.50%	0.75%	11/30/23	6/30/22	7,000	6,978	6,928	(12)(13)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	9.7% Cash	L+5.00%	1.00%	11/18/24	12/18/19	1,950	1,935	1,950	(7)(12)(13)
Total Senior Secured Loans (180% of net asset value at fair value)									$435,856	$418,722
Junior Secured Loans
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	10.9% Cash	L+6.50%	0.50%	7/23/29	7/22/21	4,000	$3,975	$3,705	(7)(12)(13)
DCert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	11.7% Cash	SOFR+7.00%		2/16/29	3/16/21	5,400	5,389	4,951	(7)(13)
Firstlight Holdco Inc.	Initial Term Loan (Second Lien)	Telecommunications	11.9% Cash	L+7.50%		7/23/26	12/18/19	400	376	365	(7)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	14.2% Cash	SOFR+10.00%		11/29/26	12/23/19	1,500	1,487	1,155	(7)(13)
Helix Acquisition Holdings, Inc.	Initial Term Loan (Second Lien)	Metals & Mining	12.7% Cash	L+8.00%		9/29/25	12/18/19	1,400	1,295	1,341	(7)(12)(13)
Hoffmaster Group, Inc.	Initial Term Loan (Second Lien)	Forest Products & Paper	14.2% Cash	L+9.50%	1.00%	11/21/24	12/23/19	1,600	1,589	1,373	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	10.5% Cash	L+6.75%	0.75%	2/4/29	4/29/21	6,000	5,953	5,610	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.0% Cash	L+7.25%	0.50%	12/1/28	10/26/21	6,000	5,958	3,510	(7)(13)
Navex Topco, Inc.	Initial Term Loan (Second Lien)	Electronics	11.4% Cash	L+7.00%		9/4/26	12/8/20	7,700	7,391	7,604	(7)(13)(17)
Phoenix Guarantor Inc.	Term Loan Second Lien	Healthcare & Pharmaceuticals	12.9% Cash	L+8.50%	1.00%	3/5/27	12/18/19	1,200	1,132	1,178	(7)(12)(13)
ProAir, LLC	Sub Note	Capital Equipment	17.8% PIK			1/31/23	3/8/22	1,931	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	12.2% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,906	4,813	(7)(12)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	12.1% Cash	L+7.75%	0.75%	4/16/29	9/28/21	4,566	4,498	2,314	(7)(13)
Robertshaw US Holding Corp.	Initial Term Loan (Second Lien)	Capital Equipment	12.8% Cash	L+8.00%	1.00%	2/28/26	2/15/18	3,000	2,988	1,643	(7)
Safe Fleet Holdings LLC	Initial Term Loan (Second Lien)	Automotive	11.1% Cash	L+6.75%	1.00%	2/2/26	12/18/19	700	654	640	(7)(13)
Tex-Tech Industries, Inc.	Term Loan (Second Lien)	Textiles and Leather	11.9% Cash + 1.5% PIK	L+7.50%	1.00%	8/24/24	12/23/19	12,808	12,689	12,808	(7)(12)(13)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	1.7% PIK			1/24/25	1/24/20	74	74	-	(5)(7)(12)
Zest Acquisition Corp.	Initial Term Loan (Second Lien)	Healthcare, Education and Childcare	11.4% Cash	L+7.00%	1.00%	3/13/26	12/18/19	3,500	3,491	3,390	(7)(12)(13)(17)
Total Junior Loans (24% of net asset value at fair value)									$65,776	$56,400
Senior Unsecured Bond
Tank Partners Equipment Holdings LLC	10.00% - 02/2022 - TankConvert	Energy: Oil & Gas	10.0% PIK			2/15/22	2/15/19	511	$416	$43	(5)(7)(8)(12)
Total Senior Unsecured Bond (0% of net asset value at fair value)									$416	$43

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	$29	$29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Services: Consumer		5/18/22	-	-	280	(7)(12)(18)(23)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% Cash	5/18/22	146,214	4	168	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	628	-	1,645	(7)(12)(18)(19)(23)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,184,128	2,186	2,355	(7)(12)(23)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	500	650	(7)(12)(18)(23)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	106	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	99	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,049,871	3,050	3,050	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	1,013	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	464	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	206	(7)(12)(17)(18)(21)
Brite Media LLC	Common Stock	Media: Advertising, Printing & Publishing		6/9/21	139	150	549	(7)(12)(18)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	52	(7)(12)(18)
Centric Brands Inc.	Common	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	36,342	-	-	(7)(12)(13)(18)(21)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	478	(7)(12)(18)
Flight Lease VII	Common Stock	Aerospace and Defense		6/9/21	1,938	280	242	(7)(12)(15)(18)(22)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	1,500,000	1,500	1,103	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	121,871	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(23)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(23)
KC Engineering & Construction Services, LLC	Common Stock	Environmental Industries		6/9/21	131,081	4,315	4,930	(7)(12)(18)(21)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,300	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	299	(7)(12)(18)
Safety Services Holdings Corporation,	Preferred Stock	Services: Business		6/9/21	100,000	43	11	(7)(12)(18)
South Street Securities Holdings, Inc	Warrant	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	455	(7)(12)(18)
Surge Busy Bee Holdings LLC	Warrants	Services: Business		6/9/21	105	63	131	(7)(12)(18)(21)
Surge Hippodrome Holdings LLC	Warrants	Services: Business		6/9/21	10	159	484	(7)(12)(17)(18)(21)
Surge Hippodrome Partners LP	Common Stock	Services: Business		6/9/21	185	425	811	(7)(12)(17)(18)(21)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (9% of net asset value at fair value)						$28,848	$21,905

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 11.2%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$4,216	$3,232	(3)(12)
Catamaran CLO 2014-2 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	10/18/26	24.9%	8/15/14	6,066	-	(3)(12)
Catamaran CLO 2015-1 Ltd.	Subordinated Securities, effective interest 0.0%	CLO Fund Securities	4/22/27	9.9%	5/5/15	2,534	-	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 9.9%	CLO Fund Securities	10/27/31	24.8%	9/27/18	6,338	4,753	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 0%	CLO Fund Securities	11/1/28	6.8%	10/10/13	868	868	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 6.3%	CLO Fund Securities	7/17/29	57.2%	10/22/21	4,020	4,020	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 7.1%	CLO Fund Securities	7/17/30	57.2%	10/22/21	10,607	7,580	(3)(12)
Total CLO Fund Securities (9% of net asset value at fair value)						$34,649	$20,453

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (247% of net asset value at fair value)				$652,217	$576,478

Joint Venture

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$27,415	$18,668	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	41,435	40,287	(9)(16)(17)(20)
Total Joint Venture (25% of net asset value at fair value)				$68,850	$58,955

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

See accompanying notes to consolidated financial statements.

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
(23)
This Investment is owned by PTMN Sub Holdings LLC, one of the Company's taxable blocker subsidiaries.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023(4)	2022(4)	2021(4)	2020(4)	2019(4)
Per Share Data:
Net asset value, at beginning of period	$24.23	$28.88	$28.77	$33.95	$42.33
Net investment income(1)	3.66	3.00	4.92	3.40	0.82
Net realized gains (losses) from investments(1)	(2.81)	(3.24)	(0.50)	1.52	(4.16)
Net change in unrealized (depreciation) appreciation on investments(1)	0.35	(1.86)	(0.99)	1.36	0.30
Realized gains (losses) from extinguishment of debt(1)	(0.04)	-	(0.21)	0.04	(0.30)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.04	(0.08)	(0.17)	-	-
Net (decrease) increase in net assets resulting from operations	$1.20	$(2.18)	$3.05	$6.32	$(3.34)
Net decrease in net assets resulting from distributions	(2.75)	$(2.56)	$(2.42)	$(2.40)	$(3.20)
Net increase (decrease) in net assets relating to stock-based transactions(6)	0.08	0.09	(0.52)	(9.10)	(1.84)
Net asset value, end of period	$22.76	$24.23	$28.88	$28.77	$33.95
Total net asset value return(2)(8)	8.3%	(6.2)%	11.2%	(8.3)%	(12.1)%
Total market return(3)	(8.8)%	3.84%	43.6%	1.4%	(29.5)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$23.00	$24.76	$19.10	$21.20	$34.60
Per share market value at end of period	$18.19	$23.00	$24.76	$19.10	$21.20
Shares outstanding at end of period	9,383,132	9,581,536	9,699,695	7,516,423	4,482,968
Net assets at end of period	$213,518	$232,123	$280,122	$216,264	$152,199
Portfolio turnover rate(5)	9.3%	28.3%	63.5%	55.7%	51.7%
Asset coverage ratio	165%	160%	178%	156%	195%
Ratio of net investment income to average net assets	15.8%	11.1%	16.7%	9.2%	2.0%
Ratio of total expenses to average net assets(7)(8)	18.9%	15.6%	15.2%	14.0%	15.1%
Ratio of interest expense to average net assets	11.5%	6.8%	5.4%	5.6%	5.3%
Ratio of non-interest expenses to average net assets (7)(8)	7.4%	8.8%	9.7%	8.4%	9.8%
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
(4)
Totals may not sum due to rounding.
(5)
Portfolio turnover rate equals the lesser of year-to-date sales and paydowns or year-to-date purchases over the average of the invested assets at fair value.
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements
(7)
Incentive fees earned during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were approximately $7.4 million, $6.1 million, and $7.1 million, respectively, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, $557 thousand of which was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.
(8)
Excluding the impact of the expense reimbursement of approximately $5.3 million during the year ended December 31, 2023, the ratio of total expenses to average net assets and the ratio of non-interest expenses to average net assets would have been 20.9% and 9.4%, respectively. In addition, the total net asset value return would have been 6.1%. excluding the expense reimbursement.

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2023, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the years ended December 31, 2023 and December 31, 2022, the Company provided approximately $44.6 million and $200.1 million, respectively, to portfolio companies to support their growth objectives. Approximately $11.8 million and 30.1 million, respectively, of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of December 31, 2023 and December 31, 2022, the Company held loans it has made to 80 and 96 investee companies with aggregate principal amounts of approximately $420.9 million and $518.4 million. The details of such loans have been disclosed on the audited consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any fee income from such or similar activities.

Recently adopted accounting pronouncements

Not applicable

Recent Accounting Pronouncements

Not applicable

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2023, seven of our debt investments were on non-accrual status. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

Investment Income on CLO Fund Securities. The Company generates investment income from its investments in the most junior class of securities issued by CLO Funds (typically preferred shares or subordinated securities). The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate index, such as the Secured Overnight Financing Rate ("SOFR") on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

For non-junior class CLO Fund Securities, interest is earned at a fixed spread relative to the SOFR index.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$11,381	$(20,996)	$26,026
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,509,396	9,634,468	8,536,079
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations(1)	$1.20	$(2.18)	$3.05
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2023 and December 31, 2022:

($ in thousands)	December 31, 2023			December 31, 2022
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$356,358	$340,159	73	$435,856	$418,722	73
Junior Secured Loan	53,888	38,875	8	65,776	56,400	10
Senior Unsecured Bond	416	43	0	416	43	0
Equity Securities	31,280	20,533	4	28,848	21,905	4
CLO Fund Securities	9,103	8,968	2	34,649	20,453	3
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	71,415	59,287	13	68,850	58,955	10
Derivatives	31	-	-	31	-	-
Total	$540,282	$467,865	100%	$652,217	$576,478	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2023 and December 31, 2022, were as follows:

($ in thousands)	December 31, 2023			December 31, 2022
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,130	$11,256	2	$10,579	$10,494	2
Alternative Carriers	971	937	0	-	-
Asset Management Company(2)	17,791	-	-	17,791	-	-
Automotive	-	-	-	7,329	6,947	1
Banking, Finance, Insurance & Real Estate	51,486	53,918	11	76,038	78,264	14
Beverage, Food and Tobacco	12,220	11,444	2	12,619	12,456	2
Capital Equipment	10,684	1,203	0	10,681	2,745	1
Chemicals, Plastics and Rubber	9,738	9,836	2	10,447	10,359	2
CLO Fund Securities	9,103	8,968	2	34,649	20,453	3
Construction & Building	7,737	7,441	2	9,545	9,199	2
Consumer goods: Durable	16,431	13,898	3	16,762	13,943	2
Containers, Packaging and Glass	2,734	2,665	1	2,754	2,655	1
Electronics	-	-	-	10,866	11,129	2
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,721	100	0	6,718	1,056	0
Environmental Industries	-	-	-	4,315	4,930	1
Finance	18,884	18,972	4	17,570	17,581	3
Forest Products & Paper	-	-	-	1,589	1,373	0
Healthcare, Education and Childcare	6,175	6,163	1	9,726	9,586	2
Healthcare & Pharmaceuticals	59,189	57,224	12	51,901	50,566	9
High Tech Industries	84,676	73,430	16	83,661	73,994	13
Hotel, Gaming & Leisure	8,358	3,948	1	10,245	6,798	1
Interactive Media & Services	2,663	2,662	1	-	-	1
IT Consulting & Other Services	2,213	2,259	1	-	-	1
Joint Venture	71,415	59,287	13	68,850	58,955	10
Machinery (Non-Agrclt/Constr/Electr)	9,836	10,097	2	9,461	9,291	2
Media: Advertising, Printing & Publishing	-	-	-	150	549	0
Media: Broadcasting & Subscription	16,665	14,618	3	14,930	14,358	2
Media: Diversified & Production	1,121	1,125	0	6,976	6,572	1
Metals & Mining	9,000	7,742	2	15,846	14,786	3
Retail	9,334	8,732	2	10,772	10,871	2
Services: Business	58,997	57,168	12	66,807	66,207	11
Services: Consumer	-	-	-	8,569	8,128	1
Telecommunications	5,268	4,389	1	11,475	10,077	2
Textiles and Leather	-	-	-	12,689	12,808	2
Transportation: Cargo	11,606	10,303	2	11,583	11,342	2
Transportation: Consumer	7,465	7,409	2	7,653	7,335	1
Total	$540,282	$467,865	100%	$652,217	$576,478	100%
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

At December 31, 2023 and December 31, 2022, the total amount of non-qualifying assets was approximately 13.4% and 17.6% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures, in the aggregate representing 10.8% and 9.5%, respectively, of the total assets and the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 1.6% and 3.3% of its total assets on such dates, respectively.

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

In July 2023, the Company received a final cash distribution from Catamaran 2015-1, and the Company's investment in Catamaran 2015-1 was redeemed in full.

In October 2023, the Company received a final cash distribution from Catamaran 2014-2, and the Company's investment in Catamaran 2014-2 was redeemed in full.

The Company's investments in CLO Fund Securities as of December 31, 2023 and December 31, 2022 were as follows:

($ in thousands)			December 31, 2023		December 31, 2022
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22	$1,024	$904	$4,216	$3,232
Catamaran CLO 2014-2 Ltd.	Subordinated Notes	-	-	-	6,066	-
Catamaran CLO 2015-1 Ltd.	Subordinated Notes	-	-	-	2,534	-
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	25	3,923	3,923	6,338	4,753
Dryden 30 Senior Loan Fund	Subordinated Notes	7	424	409	868	868
JMP Credit Advisors CLO IV Ltd.	Subordinated Notes	57	683	683	4,020	4,020
JMP Credit Advisors CLO V Ltd.	Subordinated Notes	57	3,049	3,049	10,607	7,580
Total			$9,103	$8,968	$34,649	$20,453
(1)
Represents percentage of class held as of December 31, 2023.

Affiliate Investments:

The following table details investments in affiliates at December 31, 2023:

($ in thousands)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2023	Principal / Shares at December 31, 2023	Interest and Fee Income	Dividend Income
Asset Manager Affiliates(1)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	-	-	43	511	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	242	(248)	-	-	39	(33)	-	-	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	-	-	-	-	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	-	-	-	-	-	-	2,020	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	18,668	-	-	-	(4,393)	-	14,275	27,220	-	2,184
Total controlled affiliates		$18,953	$(248)	$-	$-	$(4,354)	$(33)	$14,318		$-	$2,184

Series A-Great Lakes Funding II LLC(5)(6)(7)	Joint Venture	$40,287	$2,565	$-	$-	$2,160	$-	$45,012	44,000	$-	$6,764
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	500	-	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(7)	Energy: Electricity	171	-	-	-	-	-	171	500	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	1,300	-	-	-	(302)	-	998	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	13,445	(4,428)	-	(9,000)	1,107	(1,124)	-	-	377	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	4,500	(318)	-	4,182	4,500,000	333	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	-	-	-	4,500	(940)	-	3,560	4,500	270	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	464	-	-	-	89	-	553	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	206	-	-	-	40	-	246	88,946	-	-
Surge Hippodrome Partners LP(1)(2)(5)(6)	Services: Business	811	(813)	-	-	(386)	388	-	-	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)(6)	Services: Business	484	(496)	-	-	(325)	337	-	-	-	-
Surge Hippodrome Holdings LLC(1)(2)(5)	Services: Business	5,165	(5,460)	328	-	(33)	-	-	-	675	-
Navex Topco, Inc.(2)(5)	Electronics	7,604	(7,700)	310	-	(214)	-	-	-	804	-
Zest Acquisition Corp.(1)(2)(5)	Healthcare, Education and Childcare	3,390	(3,501)	9	-	102	-	-	-	42	-
Total Non-controlled affiliates		$73,827	$(19,833)	$647	$-	$980	$(399)	$55,222		$2,501	$6,764

Total Affiliated Investments		$92,780	$(20,081)	$647	$-	$(3,374)	$(432)	$69,540		$2,501	$8,948

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

The following table details investments in affiliates at December 31, 2022 (in thousands):

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

Investment in Joint Ventures:

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $8.9 million, $8.6 million and $9.2 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2023 and December 31, 2022, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $59.3 million and $59.0 million, respectively.

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

The F3C Joint Venture’s investment in the subordinated notes issued by the Fund did not make a distribution to the F3C Joint Venture on the scheduled payment date in December 2023 due to a decline in a particular test within the indenture. There can be no assurance that the subordinated notes will make future distributions to the F3C Joint Venture or that the Fund will be in compliance with such test in the future. The Fund has exited its reinvestment period as of December 2021.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 and December 31, 2022 was $45.0 million, and $40.3 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2023, the Company has a $5.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2023 and December 31, 2022, respectively:

	As of December 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,325	$313,752	$-	$379,077
Equity securities	-	-	20,533	-	20,533
CLO Fund securities	-	-	8,968	-	8,968
Joint Ventures	-	-	14,275	45,012	59,287
Derivatives	-	-	-	-	-
Total	$-	$65,325	$357,528	$45,012	$467,865

	As of December 31, 2022
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,021	$410,144	$-	$475,165
Equity securities	-	-	21,905	-	21,905
CLO Fund securities	-	-	20,453	-	20,453
Joint Ventures	-	-	18,668	40,287	58,955
Derivatives	-	-	-	-	-
Total	$-	$65,021	$471,170	$40,287	$576,478

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 and December 31, 2022 was $45.0 million and $40.3 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Year Ended December 31, 2023
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$410,144	$21,905	$20,453	$18,668	$-	$471,170
Transfers out of Level III¹	(19,199)	-	-	-	-	(19,199)
Transfers into Level III²	1,643	-	-	-	-	1,643
Net accretion	5,317	-	1,998	-	-	7,315
Purchases	41,584	649	-	-	-	42,233
Sales/Paydowns/Return of Capital	(116,986)	(1,552)	(2,097)	-	-	(120,635)
Total realized gain (loss) included in earnings	(1,828)	3,334	(25,446)	-	-	(23,940)
Change in unrealized gain (loss) included in earnings	(6,923)	(3,803)	14,060	(4,393)	-	(1,059)
Balance, December 31, 2023	$313,752	$20,533	$8,968	$14,275	$-	$357,528
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(12,667)	$(2,082)	$5,461	$(4,392)	$-	$(13,680)
(1)
Transfers out of Level III represent a transfer of $19.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2023.
(2)
Transfers into Level III represent a transfer of $1.6 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2023.

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

As of December 31, 2023 and December 31, 2022, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $65.3 million and $65.0 million as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,371	Enterprise Value	Average EBITDA Multiple	0.4x-9.5x (1.0x)
Debt Securities			Recovery Rate Multiple	0.1x
			Expected Sale Proceeds	$97.6
			Average Settlement Value	$61.0
	298,111	Income Approach	Implied Discount Rate	5.3%-40.7% (12.4%)
	5,270	Recent Transaction	Implied Discount Rate	13.8%-14.2% (14.0%)
	19,805	Enterprise Value	Average EBITDA Multiple	5.0x-18.0x (6.9x)
			Average EBITDA Multiple / WACC	0.4x-3.7x (1.1x)
			Book Value of Equity	1.0x-1.6x (1.6x)
Equity Securities	57	Income Approach	Implied Discount Rate	15.0%
	671	Recent Transaction	Implied Discount Rate	12.4%
			Discount Rate	18.4%-25.2% (21.1%)
			Probability of Default	1.8%-2.5% (2.0%)
CLO Fund Securities	8,968	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	20.5%-22.1% (21.3%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	14,275	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	2.5x
Total Level III Investments	$357,528

As of December 31, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,142	Enterprise Value	Average EBITDA Multiple	14.5x
Debt Securities			Recovery Rate Multiple	0.1x
			Average Revenue Multiple	0.3x
	387,805	Income Approach	Implied Discount Rate	5.4%-28.6% (12.2%)
	12,197	Recent Transaction	Implied Discount Rate	11.9%-13.2% (13.0%)
	20,221	Enterprise Value	Average EBITDA Multiple / WACC	0.4x-15.8x (6.73x)
Equity Securities			Recovery Rate	0.3x
	1,013	Income Approach	Implied Discount Rate	15.0%-19.3% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.40%
			Discount Rate	19.9%-25.5% (22.3%)
			Probability of Default	1.5%-2.5% (1.9%)
CLO Fund Securities	20,453	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	22.1%-23.7% (22.9%)
			Probability of Default	2.8%-3.3% (3%)
Joint Ventures	18,668	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	3.0x
Total Level III Investments	$471,170
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

The following table details derivative investments at December 31, 2023 and December 31, 2022:

($ in thousands)	December 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2022
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$(10)
Put option(1)	563	-	-	-
Securities Swap and Option Agreement(2)	-	-	(2,095)	2,422
Total	$571	$-	$(2,095)	$2,412
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

The Company incurred base management fees of $7.5 million for the year ended December 31, 2023, $8.3 million for the year ended December 31, 2022, and $7.9 million for the year ended December 31, 2021. The Company incurred incentive fees of $7.4 million for the year ended December 31, 2023, $6.1 million for the year ended December 31, 2022, and $7.1 million for the year ended December 31, 2021.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 11, 2024.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $2.4 million of Administrative services expense for the year ended December 31, 2023, $3.4 million for the year ended ending December 31, 2022, and $3.2 million for the year ended December 31, 2021.

During the year ended December 31, 2023, the Adviser reimbursed the Company approximately $5.3 million for expenses relating to certain administrative transition services provided by the former administrative and other personnel of OHAI, GARS and HCAP to the Company following the Company’s acquisition of each of these BDCs. The Adviser reimbursed the Company approximately $1.1 million, $2.1 million, $1.6 million, and $0.5 million for such expenses paid by the Company during the years ended 2023, 2022, 2021 and 2020, respectively, inclusive of interest. Beginning on October 1, 2023, the Adviser bore and will continue to bear on a go-forward basis the expenses associated with these administrative transition services.

Payment of Expenses under the Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to the Company, and the compensation and routine overhead expenses (including rent, office equipment and utilities), of such personnel allocable to such services, is provided and paid for by the Adviser. The Company bears an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). The Company also bears all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) an allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the year ended December 31, 2023. For the year ended December 31, 2022, the Company purchased $4.0 million in total investments from a fund managed by an affiliate of the Investment Advisor in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	December 31, 2023	December 31, 2022

2018-2 Secured Notes (net of discount of: 2023 - $712; 2022 - $1,226)	$124,971	$176,937
4.875% Notes Due 2026 (net of discount of: 2023 - $1,225; 2022 - $1,704; net of deferred financing costs of: 2023 - $561; 2022 - $818)	106,214	105,478
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2023 - $775; 2022 - $1,107)	91,225	90,893
	$322,410	$373,308

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as December 31, 2023 of were 7.0% and 3.7 years, respectively, and as of December 31, 2022 were 6.1% and 5.0 years, respectively.

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

Fair Value of 4.875% Notes Due 2026.

The 4.875% Notes Due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.2 million and unamortized offering costs of approximately $561 thousand as of December 31, 2023. As of December 31, 2022, the 4.875% Notes Due 2026 were carried net of unamortized discount of approximately $1.7 million and unamortized offering costs of approximately $818 thousand. The fair value of the 4.875% Notes Due 2026 was approximated at carrying value on the consolidated statements of financial condition and is categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company’s outstanding 4.875% Notes Due 2026 was approximately $106.2 million at December 31, 2023 and $105.5 million as of December 31, 2022.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$5,265	$5,265	$3,324
Amortization of original issue discount	479	454	273
Deferred financing costs	256	247	118
Total interest and financing expenses	$6,000	$5,966	$3,715
Average outstanding balance	$108,000	$108,000	$92,266
Average stated interest rate	4.88%	4.88%	4.88%

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 6.125% Notes for the years ended December 31, 2023, 2022 and 2021

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$-	$-	$1,958
Deferred financing costs	-	-	75
Total interest and financing expenses	$-	$-	$2,033
Average outstanding balance	$-	$-	$76,726
Average stated interest rate	0.00%	0.00%	6.13%

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

The following table summarizes the interest expense, average outstanding balance, and average stated interest rate on the HCAP Notes for the years ended December 31, 2023, 2022 and 2021

($ in thousands)	2023	2022	2021
Interest expense	$-	$-	$220
Total interest expense	$-	$-	$220
Average outstanding balance	$-	$-	$28,750
Average stated interest rate	0.00%	0.00%	6.13%

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

On April 29, 2022, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement replaces three-month SOFR as the benchmark interest rate and reduces the applicable margin from 2.85% per annum to 2.80% per annum. Other amendments include the extension of the reinvestment period and scheduled termination date to April 29, 2025 and April 29, 2026, respectively.

At December 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximated at carrying value on the consolidated statements of financial condition and is categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of GLPRF LLC was approximately $91.2 million and $90.9 million at December 31, 2023 and December 31, 2022, respectively.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the revolving credit facility for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$7,465	$4,477	$2,957
Deferred financing costs	333	345	366
Total interest and financing expenses	$7,798	$4,822	$3,323
Average outstanding balance	$80,136	$88,821	$69,564
Average stated interest rate	7.84%	4.53%	3.03%

2018-2 Secured Notes

($ in thousands)
December 31, 2023	Amortized Carrying Value	Outstanding Principal at Par	Spread (4)	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$12,818	$12,922	Reference Rate + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	39,369	39,411	Reference Rate + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	Reference Rate + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	Reference Rate + 3.17%	A (sf)	11/20/2029
	$124,971	$125,683
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or Reference Rate
(4)
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three-month USD LIBOR

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

During 2023, the company redeemed approximately $52.5 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $362 thousand.

The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition and are categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company's outstanding 2018-2 Notes was approximately $125.0 million at December 31, 2023 and $176.9 million at December 31, 2022.

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 secured notes for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$11,357	$6,736	$4,163
Amortization of original issue discount	151	177	190
Total interest and financing expenses	$11,508	$6,913	$4,353
Average outstanding balance	$153,330	$187,661	$163,863
Average stated interest rate	7.35%	3.51%	2.23%

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of December 31, 2023. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of December 31, 2023, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2011	$60,000	4,009	-	N/A
Fiscal 2012	101,400	3,050	-	N/A
Fiscal 2013	192,592	2,264	-	N/A
Fiscal 2014	223,885	2,140	-	N/A
Fiscal 2015	208,049	2,025	-	N/A
Fiscal 2016	180,881	2,048	-	N/A
Fiscal 2017	104,407	2,713	-	N/A
Fiscal 2018	103,763	2,490	-	N/A
Fiscal 2019(5)	156,978	1,950	-	N/A
Fiscal 2020(6)	377,910	1,560	-	N/A
Fiscal 2021(7)	352,434	1,780	-	N/A
Fiscal 2022(8)	378,163	1,601	-	N/A
Fiscal 2023(9)	325,683	1,646	-	N/A
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
(9)
As of December 31, 2023, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $92,000 and 2018-2 Secured Notes of $125,683.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions, non-deductible expenses, investments on non-accrual status, and capital loss carryforwards acquired as the result of the merger, as follows (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Capital in excess of par value	$3,314	$5,768	$35,573
Total distributable (loss) earnings	$(3,314)	$(5,768)	$(35,573)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2023 and December 31, 2022 (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2023	2022	2021

Net (decrease) increase in net assets resulting from operations	$11,381	$(20,996)	$26,026
Tax (provision) benefit on realized and unrealized (gains) losses on investments	(414)	786	1,442
Net change in unrealized depreciation (appreciation) from investments	(3,322)	17,915	8,443
Net realized losses	27,128	31,185	6,093
Book/tax differences on CLO equity investments	(1,642)	72	3,410
Book/tax differences related to mergers and partnership investments	(4,631)	(586)	(23,639)
Other book/tax differences	859	1,203	939
Taxable income before deductions for distributions	$29,359	$29,579	$22,714
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period[1]	$3.09	$3.07	$2.66
(1)
The Company completed a Reverse Stock Split of 10 to 1 effective August 26, 2021, amounts have been adjusted retroactively to reflect the split.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the years ended December 31, 2023 and December 31, 2022, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

($ in thousands)	Year Ended December 31,
Distributions paid from:	2023	2022	2021
Ordinary Income	$26,147	$24,661	$20,575
Return of Capital	-	-	-
Total	$26,147	$24,661	$20,575

As of December 31, 2023 and December 31, 2022, the components of accumulated earnings on tax basis (in thousands) were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Undistributed ordinary income	$7,064	$4,917	$2,798
Capital loss carryforward	(445,684)	(418,937)	(385,880)
Other temporary differences	-	-	(375)
Net unrealized depreciation	72,584	77,496	69,611
Total	$(366,036)	$(336,524)	$(313,846)

At December 31, 2023, the Company had a net capital loss carryforward of $446 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2023, the taxable subsidiaries’ activity resulted in a provision (benefit) for income taxes of ($0.4) million. The taxable subsidiaries have, in aggregate, no deferred tax assets and $1.3 million of deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2023 and December 31, 2022, the Company had $28.6 million and $35.0 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of December 31, 2023, the Company has a $5.5 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2022, the Company had a $8.0 million unfunded commitment to the Great Lakes II Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of December 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	December 31, 2023	December 31, 2022
Accordion Partners LLC	Revolver	$1,531	$1,531
Accordion Partners LLC	Delayed Draw Term Loan	-	698
Accordion Partners LLC	Delayed Draw Term Loan	-	872
AMCP Pet Holdings, Inc.	Revolving Loan	350	-
Analogic Corporation	Revolver	-	23
Anthem Sports & Entertainment Inc.	Revolver	83	83
BetaNXT, Inc.	Revolver	2,174	-
Beta Plus Technologies, Inc.	Revolver	-	2,415
Bradshaw International Parent Corp.	Revolver	922	922
Bristol Hospice	Delayed Draw Term Loan	-	55
Centric Brands Inc.	Revolver	1,069	428
Centric Brands Inc.	Revolver	97	58
Colonnade Intermediate, LLC	Revolver	68	-
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	-	3,094
Critical Nurse Staffing, LLC	Revolver	2,000	1,400
Dentive, LLC	Delayed Draw Term Loan - First Lien	430	748
Dentive, LLC	Revolver	186	234
GreenPark Infrastructure, LLC	Preferred Equity	1,829	1,829
H.W. Lochner, Inc.	Revolver	4,142	1,799
IDC Infusion Services	Delayed Draw Term Loan	1,065	-
Keg Logistics LLC	Revolver	-	436
Luminii LLC	Revolver	172	172
Morae Global Corporation	Revolver	208	-
Marble Point Credit Management LLC	Revolver	-	2,500
Maxor National Pharmacy Services, LLC	Revolver	-	585
Naviga Inc.	Revolver	-	77
Netwrix Corporation	Revolver	1,148	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	941	1,017
PhyNet Dermatology LLC	Delayed Draw Term Loan	690	-
Premier Imaging, LLC	Delayed Draw Term Loan	-	1,378
Series A-Great Lakes Funding II LLC	Joint Ventures	5,473	8,038
TA/WEG Holdings, LLC	Delayed Draw Term Loan	758	2,634
TA/WEG Holdings, LLC	Revolver	784	784
Tactical Air Support, Inc.	Delayed Draw Term Loan	286	-
VBC Spine Opco LLC	Revolver	258	-
VBC Spine Opco LLC	Delayed Draw Term Loan	1,902	-
Total Unfunded Portfolio Company Commitments		$28,566	$34,959

9. STOCKHOLDERS’ EQUITY

On March 8, 2021, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period effective March 11, 2021 and terminating on March 31, 2022. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions.

On March 8, 2022, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “2022 Stock Repurchase Program”) for an approximately one-year period, effective March 8, 2022 and terminating on March 31, 2023. The terms and conditions of the 2022 Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The timing and actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions.

On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “2023 Stock Repurchase Program”), effective March 6, 2023 and terminating on March 31, 2024. The terms and conditions of the 2023 Stock Repurchase Program are substantially similar to the prior 2022 Stock Repurchase Program. The 2023 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the years ended December 31, 2023 and December 31, 2022, the Company issued 26,529, and 48,858 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of December 31, 2023 and December 31, 2022 was 9,383,132 and 9,581,536, respectively.

During the year ended December 31, 2023, the Company repurchased 224,933 shares, under the 2023 Stock Repurchase Program in open market transactions at an aggregate cost of approximately $4.4 million. During the year ended December 31, 2022, the Company repurchased 167,017 shares, under the Stock Repurchase Program in open market transactions at an aggregate cost of approximately $3.8 million.

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

11. SELECTED QUARTERLY DATA (Unaudited) (in thousands, except share and per share amounts)

	Q1	Q2	Q3	Q4
	2023	2023	2023	2023
Total interest and related portfolio income	$20,327	$19,626	$18,574	$17,788
Net investment income (1)	$8,529	$7,915	$7,166	$11,163
Net increase (decrease) in net assets resulting from operations	$55	$(3,114)	$7,445	$6,995
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.01	$(0.33)	$0.78	$0.74
Net investment income per share – basic and diluted	$0.89	$0.83	$0.75	$1.19

	Q1	Q2	Q3	Q4
	2022	2022	2022	2022
Total interest and related portfolio income	$16,944	$15,044	$19,009	$18,617
Net investment income	$7,908	$5,522	$8,392	$7,068
Net increase (decrease) in net assets resulting from operations	$4,058	$(8,433)	$(4,205)	$(12,416)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.42	$(0.88)	$(0.44)	$(1.28)
Net investment income per share – basic and diluted	$0.82	$0.57	$0.87	$0.74

(1) Excluding the impact of the expense reimbursement while also excluding the secondary impact that the reimbursement had on other expenses, such as incentive fees, of approximately $4.4 million in Q4 2023, the net investment income would have been $6,792 thousand.

12. SUBSEQUENT EVENTS

On March 13, 2024, our Board declared a cash distribution of $0.69 per share of common stock The distribution is payable on April 2, 2024 to stockholders of record at the close of business as of March 25, 2024.

On March 11, 2024, the Board authorized a renewed stock repurchase program of up to $10 million for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The renewed stock repurchase program has substantially the same terms as the prior program. Under the renewed stock repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes Due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This renewed stock repurchase program may be suspended or discontinued at any time.

On March 11, 2024, the Board re-approved the Advisory Agreement and the Administration Agreement.

The Company has evaluated events and transactions occurring subsequent to December 31, 2023. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (incorporated by reference to Exhibit (r) of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on February 4, 2022).
21.1	List of Subsidiaries.**
23.1	Consent of Deloitte & Touche LLP **
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Clawback Policy.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 13, 2024	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 13, 2024
EDWARD GOLDTHORPE

/s/ JASON ROOS	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 13, 2024
JASON ROOS

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 13, 2024
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 13, 2024
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 13, 2024
ALEXANDER DUKA

/s/ CHRISTOPHER LACOVARA	Member of the Board of Directors	March 13, 2024
CHRISTOPHER LACOVARA

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 13, 2024
DEAN C. KEHLER
/s/ MATTHEW WESTWOOD	Member of the Board of Directors	March 13, 2024
MATTHEW WESTWOOD

/s/ JOSEPH MOREA	Member of the Board of Directors	March 13, 2024
JOSEPH MOREA

/s/ JENNIFER CHOU	Member of the Board of Directors	March 13, 2024
JENNIFER CHOU