Form 10-Q
period 2024-03-31
Portman Ridge Finance Corp
filed 2024-05-08
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of common stock of the registrant as of May 2, 2024 was 9,306,125.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2024 - $436,272; 2023 - $426,630)	$407,309	$398,325
Non-controlled affiliated investments (amortized cost: 2024 - $50,672; 2023 - $55,611)	50,423	55,222
Controlled affiliated investments (cost: 2024 - $56,657; 2023 - $58,041)	13,523	14,318
Total Investments at Fair Value (cost: 2024 - $543,601; 2023 - $540,282)	$471,255	$467,865
Cash and cash equivalents	20,829	26,912
Restricted cash	18,775	44,652
Interest receivable	5,135	5,162
Receivable for unsettled trades	1,241	573
Due from affiliates	1,339	1,534
Distribution paid in advance to the transfer agent	6,366	-
Other assets	2,442	2,541
Total Assets	$527,382	$549,239
LIABILITIES
2018-2 Secured Notes (net of discount of: 2024 - $500; 2023 - $712)	$91,151	$124,971
4.875% Notes Due 2026 (net of discount of: 2024 - $1,100; 2023 - $1,225; net of deferred financing costs of: 2024 - $496; 2023 - $561)	106,404	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2024 - $692; 2023 - $775)	91,308	91,225
Payable for unsettled trades	8,744	520
Distribution payable	6,444	-
Accounts payable, accrued expenses and other liabilities	3,897	4,252
Accrued interest payable	4,893	3,928
Due to affiliates	900	458
Management and incentive fees payable	3,034	4,153
Total Liabilities	$316,775	$335,721
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,943,385 issued, and 9,332,117 outstanding at March 31, 2024, and 9,943,385 issued, and 9,383,132 outstanding at December 31, 2023	$93	$94
Capital in excess of par value	716,883	717,835
Total distributable (loss) earnings	(506,369)	(504,411)
Total Net Assets	$210,607	$213,518
Total Liabilities and Net Assets	$527,382	$549,239
Net Asset Value Per Common Share	$22.57	$22.76

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$12,621	$14,846
Non-controlled affiliated investments	95	849
Total interest income	$12,716	$15,695
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	$1,894	$1,527
Non-controlled affiliated investments	112	73
Total payment-in-kind income	$2,006	$1,600
Dividend income:
Non-controlled affiliated investments	$1,653	$1,384
Controlled affiliated investments	-	1,075
Total dividend income	$1,653	$2,459
Fees and other income
Non-controlled/non-affiliated investments	$151	$573
Total fees and other income	$151	$573
Total investment income	$16,526	$20,327
EXPENSES
Management fees	$1,729	$1,953
Performance-based incentive fees	1,234	1,808
Interest and amortization of debt issuance costs	5,725	6,332
Professional fees	766	603
Administrative services expense	356	671
Other general and administrative expenses	490	431
Total expenses	$10,300	$11,798
NET INVESTMENT INCOME	$6,226	$8,529
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	$(1,641)	$(3,085)
Controlled affiliated investments	(416)	-
Net realized gain (loss) on investments	$(2,057)	$(3,085)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(659)	$(3,057)
Non-controlled affiliated investments	140	(311)
Controlled affiliated investments	590	(2,592)
Net change in unrealized gain (loss) on investments	$71	$(5,960)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	$459	$571
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(1,527)	$(8,474)
Net realized gain (loss) on extinguishment of debt	$(213)	$-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,486	$55
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$0.48	$0.01
Net Investment Income Per Common Share:
Basic and Diluted:	$0.67	$0.89
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	9,344,994	9,555,125

(1)
During the three months ended March 31, 2024, the Company received $0.1 million of non-recurring fee income that was paid in-kind and included in this financial statement line item. During the period ended March 31, 2023, the Company received $0.3 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operations:
Net investment income	$6,226	$8,529
Net realized gain (loss) on investments	(2,057)	(3,085)
Net realized gain (loss) from extinguishment of debt	(213)	-
Net change in unrealized appreciation (depreciation) on investments	71	(5,960)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	459	571
Net increase (decrease) in net assets resulting from operations	$4,486	$55

Stockholder distributions:
Distributions declared	$(6,444)	$(6,495)
Net decrease in net assets resulting from stockholder distributions	$(6,444)	$(6,495)

Capital share transactions:
Stock issued under dividend reinvestment plan	$-	$215
Stock repurchases	(953)	(792)
Net increase (decrease) in net assets resulting from capital share transactions	$(953)	$(577)

Net assets at beginning of period	$213,518	$232,123
Net assets at end of period	$210,607	$225,106
Net asset value per common share	$22.57	$23.56
Common shares outstanding at end of period	9,332,117	9,556,356
(1)
Refer to Note 9 "Stockholders' Equity" for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$4,486	$55
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	2,057	2,995
Net change in unrealized (appreciation) depreciation from investments	(71)	5,960
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(459)	-
Purchases of investments	(37,188)	(13,279)
Proceeds from sales and redemptions of investments	35,481	45,793
Net accretion of investments	(1,276)	(2,512)
Amortization of debt issuance costs	273	308
Net realized (gain) loss on extinguishment of debt	213	-
Net payment-in-kind income	(1,894)	(1,600)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	(668)	705
(Increase) decrease in interest receivable	27	1,051
(Increase) decrease in due from affiliates	195	(446)
(Increase) decrease in other assets	(401)	166
Increase (decrease) in payable for unsettled trades	8,224	(431)
Increase (decrease) in accrued interest payable	965	1,215
Increase (decrease) in management and incentive fees payable	(1,119)	218
Increase (decrease) in due to affiliates	442	401
Increase (decrease) in accounts payable and accrued expenses	104	(677)
Net cash (used in) provided by operating activities	$9,391	$39,922
FINANCING ACTIVITIES:
Stock repurchase program	(953)	(792)
Distributions to stockholders	-	(6,280)
Distribution paid in advance to the transfer agent	(6,366)	-
Repayment of 2018-2 Secured Notes	(34,032)	(6,875)
Repayment of Revolving Credit Facilities	-	(17,500)
Borrowings from Revolving Credit Facilities	-	4,500
Net cash (used in) provided by financing activities	$(41,351)	$(26,947)
CHANGE IN CASH AND RESTRICTED CASH	$(31,960)	$12,975
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	71,564	33,131
CASH AND RESTRICTED CASH, END OF PERIOD	$39,604	$46,106
Amounts per balance sheet:
Cash and cash equivalents	$20,829	$11,865
Restricted cash	18,775	34,241
Total Cash and Restricted cash	$39,604	$46,106
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$4,487	$4,809
Reinvestment of distributions	$-	$215

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Debt Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Senior Secured Loans
Accordion Partners LLC	Term Loan	Finance	11.3% Cash	SOFR+6.00%	0.75%	8/29/29	8/31/22	7,889	$7,751	$7,856	(7)(12)(13)
Accordion Partners LLC	Revolver	Finance	11.6% Cash	SOFR+6.25%	0.75%	8/31/28	8/31/22	765	740	759	(7)(12)(20)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.6% Cash	SOFR+6.25%	0.75%	8/29/29	8/31/22	692	686	692	(7)(12)(13)
Accordion Partners LLC	Delayed Draw Term Loan	Finance	11.3% Cash	SOFR+6.00%	0.75%	8/29/29	8/31/22	868	860	864	(7)(12)(13)
Accurate Background, LLC	Term Loan	Services: Business	11.6% Cash	SOFR+6.00%	1.00%	3/26/27	10/20/21	2,924	2,775	2,857	(7)(12)(13)
Accurate Background, LLC	First Lien Term Loan	Services: Business	11.6% Cash	SOFR+6.00%	1.00%	3/26/27	9/7/22	1,478	1,395	1,444	(7)(12)(13)
Advantage Capital Holdings LLC	Term Loan	Banking, Finance, Insurance & Real Estate	8.0% Cash + 5.0% PIK	-	-	4/14/27	4/14/22	14,036	14,036	13,615	(7)(12)(13)
AIDC IntermediateCo 2, LLC	First Lien Term Loan	Services: Business	11.7% Cash	SOFR+6.40%	1.00%	7/22/27	9/9/22	988	976	971	(7)(12)(13)
AIS Holdco, LLC	First Lien Term Loan A	Banking, Finance, Insurance & Real Estate	10.3% Cash	SOFR+5.00%	-	8/15/25	10/28/20	2,172	2,044	2,125	(7)(13)
AMCP Pet Holdings, Inc.	First Lien Term Loan	Beverage, Food and Tobacco	11.7% Cash + 0.8% PIK	SOFR+6.25%	1.00%	10/6/26	12/9/20	4,866	4,824	4,726	(7)(12)(13)
AMCP Pet Holdings, Inc.	Revolving Loan	Beverage, Food and Tobacco	11.7% Cash	SOFR+6.25%	1.00%	10/6/26	12/9/20	727	719	698	(7)(12)(20)
American Academy Holdings, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	11.2% Cash + 5.3% PIK	SOFR+5.75%	1.00%	1/1/25	3/1/22	3,163	3,155	3,191	(7)(12)
American Academy Holdings, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.2% Cash + 5.3% PIK	SOFR+5.75%	1.00%	1/1/25	3/1/22	628	626	633	(7)(12)(13)
Ancile Solutions, Inc.	First Lien Term Loan	High Tech Industries	15.6% Cash	SOFR+10.00%	1.00%	6/11/26	6/11/21	6,230	6,153	6,285	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Term Loan	Media: Broadcasting & Subscription	3.0% Cash + 12.1% PIK	SOFR+3.00%	1.00%	11/15/26	11/15/21	13,240	13,091	10,444	(7)(12)(13)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.1% Cash	SOFR+9.50%	1.00%	11/15/26	11/15/21	1,115	1,102	863	(7)(12)(20)
Anthem Sports & Entertainment Inc.	Revolver	Media: Broadcasting & Subscription	15.1% Cash	SOFR+9.50%	1.00%	6/30/24	8/9/22	563	563	444	(7)(12)
Appfire Technologies, LLC	Term Loan	High Tech Industries	11.0% Cash	SOFR+5.50%	1.00%	3/9/27	12/20/21	5,879	5,872	5,838	(7)(12)(13)
BetaNXT, Inc.	First Lien Term Loan	Banking, Finance, Insurance & Real Estate	11.1% Cash	SOFR+5.75%	-	7/1/29	7/1/22	12,576	11,963	12,034	(7)(12)(13)
BetaNXT, Inc.	Revolver	Banking, Finance, Insurance & Real Estate	9.6% Cash	SOFR+4.25%	-	7/1/27	7/1/22	966	966	862	(7)(12)(20)
Bradshaw International Parent Corp.	Term Loan	Consumer goods: Durable	11.2% Cash	SOFR+5.75%	-	10/21/27	10/29/21	495	487	488	(7)(12)(13)
Bradshaw International Parent Corp.	Revolver	Consumer goods: Durable	0.5% Cash	-	1.00%	10/21/26	10/29/21	-	(23)	(13)	(7)(12)(20)
Bristol Hospice	Unitranche	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	12/22/26	12/22/20	2,066	2,047	2,026	(7)(12)(13)
Bristol Hospice	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	12/22/26	12/22/20	736	732	722	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	12.3% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	11/17/21	5,966	5,966	5,966	(7)(12)(13)
C.P. Converters, Inc.	Term Loan	Chemicals, Plastics and Rubber	12.1% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	7/29/21	984	984	984	(7)(12)(13)
C.P. Converters, Inc.	Seventh Amendment Acquisition Loan	Chemicals, Plastics and Rubber	12.1% Cash + 1.0% PIK	SOFR+6.50%	1.00%	9/30/24	6/26/20	2,548	2,548	2,548	(7)(12)(13)
CB Midco, LLC	Term Loan	Consumer goods: Durable	11.2% Cash	SOFR+5.75%	1.00%	9/27/27	10/8/21	3,792	3,770	3,576	(7)(12)(13)
Cenexel Clinical Research, Inc.	Term Loan	Healthcare & Pharmaceuticals	11.2% Cash	SOFR+5.75%	1.00%	11/8/25	6/15/22	5,773	5,746	5,752	(7)(12)(13)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.8% Cash + 2.0% PIK	SOFR+5.50%	1.00%	8/6/29	10/28/20	3,689	3,689	3,689	(7)(12)(13)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.8% Cash + 2.0% PIK	SOFR+5.50%	1.00%	2/6/31	10/28/20	3,807	3,807	3,807	(7)(12)(13)
Centric Brands Inc.	Term Loan	Machinery (Non-Agrclt/Constr/Electr)	10.8% Cash + 2.0% PIK	SOFR+5.50%	1.00%	2/6/31	10/28/20	3,136	3,136	3,136	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Colonnade Intermediate, LLC	Term Loan	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	3/2/22	399	$399	$379	(7)(12)(13)
Colonnade Intermediate, LLC	Term Loan	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	3/1/21	696	696	660	(7)(12)
Colonnade Intermediate, LLC	First Lien Term Loan	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	10/28/20	4,886	4,886	4,637	(7)(12)(13)
Colonnade Intermediate, LLC	Revolver	Services: Business	14.5% Cash	PRIME+7.00%	1.00%	4/27/24	10/28/20	110	110	104	(7)(12)(13)
Colonnade Intermediate, LLC	Revolver	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	10/28/20	575	575	546	(7)(12)(13)
Colonnade Intermediate, LLC	Delayed Draw Term Loan	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	3/1/21	739	739	701	(7)(12)
Colonnade Intermediate, LLC	Delayed Draw Term Loan	Services: Business	12.4% Cash	SOFR+7.00%	1.00%	4/27/24	10/28/20	447	447	424	(7)(12)(13)
Critical Nurse Staffing, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	10/30/26	11/1/21	623	618	615	(7)(12)(13)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	10/30/26	11/1/21	8,062	7,989	7,959	(7)(12)(13)
Critical Nurse Staffing, LLC	Revolver	Healthcare & Pharmaceuticals	0.5% Cash	-	1.00%	10/30/26	11/1/21	-	(35)	(26)	(7)(12)(20)
Critical Nurse Staffing, LLC	Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	11/1/26	11/1/21	3,980	3,909	3,929	(7)(12)(13)
Datalink, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.2% Cash	SOFR+6.75%	1.00%	11/23/26	12/8/20	2,696	2,663	2,615	(7)(12)(13)
Dentive, LLC	First Lien Term Loan	Healthcare & Pharmaceuticals	12.3% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	1,504	1,468	1,477	(7)(12)(13)
Dentive, LLC	Delayed Draw Term Loan - First Lien	Healthcare & Pharmaceuticals	12.3% Cash	SOFR+7.00%	0.75%	12/26/28	12/23/22	501	492	488	(7)(12)(13)(20)
Dentive, LLC	Revolver	Healthcare & Pharmaceuticals	12.3% Cash	SOFR+7.00%	0.75%	12/23/28	12/23/22	-	(6)	(4)	(7)(12)(20)
Dodge Data & Analytics LLC	Term Loan	Construction & Building	9.8% Cash	SOFR+4.75%	0.50%	2/10/29	2/10/22	1,474	1,457	1,220	(7)(13)
ELO Touch Solutions, Inc.	First Lien Term Loan	High Tech Industries	11.9% Cash	SOFR+6.50%	-	12/14/25	10/28/20	2,049	1,944	2,046	(7)(13)
Florida Food Products, LLC	First Lien Term Loan	Beverage, Food and Tobacco	10.3% Cash	SOFR+5.00%	0.75%	10/18/28	6/9/22	1,975	1,888	1,754	(7)(13)
Florida Food Products, LLC	Term Loan	Beverage, Food and Tobacco	10.4% Cash	SOFR+5.00%	0.75%	10/18/28	3/22/22	4,900	4,857	4,353	(7)(13)
Fortis Payment Systems, LLC	Term Loan	Diversified Financial Services	11.2% Cash	SOFR+5.75%	1.00%	2/13/26	2/13/20	2,625	2,576	2,573	(7)(12)(13)
Fortis Payment Systems, LLC	Delayed Draw Term Loan	Diversified Financial Services	11.2% Cash	SOFR+5.75%	1.00%	2/13/26	2/13/20	131	123	123	(7)(12)(20)
Franchise Group, Inc.	Term Loan	Retail	10.4% Cash	SOFR+4.75%	0.75%	3/10/26	3/18/22	2,900	2,891	2,617	(13)
Global Integrated Flooring Systems Inc.	Revolver	Consumer goods: Durable	13.7% Cash	SOFR+8.36%	-	5/15/24	10/28/20	51	44	29	(7)(12)
Global Integrated Flooring Systems Inc.	First Lien Term Loan	Consumer goods: Durable	13.7% Cash + 1.0% PIK	SOFR+8.36%	-	5/15/24	10/28/20	6,742	6,013	3,851	(7)(12)
H.W. LOCHNER, INC.	Term Loan	Services: Business	11.7% Cash	SOFR+6.25%	-	7/2/27	7/2/21	14,625	14,466	14,299	(7)(12)(13)
H.W. LOCHNER, INC.	Revolver	Services: Business	11.7% Cash	SOFR+6.25%	1.00%	7/2/27	7/2/21	5,858	5,771	5,679	(7)(12)(20)
H-CA II, LLC	Term Loan	Banking, Finance, Insurance & Real Estate	16.0% Cash	-	-	4/1/24	2/16/21	1,808	1,808	1,800	(7)(12)
HDC/HW Intermediate Holdings, LLC	Term Loan	High Tech Industries	6.6% Cash + 2.5% PIK	SOFR+1.00%	5.25%	6/21/26	10/28/20	5,525	4,535	5,290	(7)(12)(13)
HDC/HW Intermediate Holdings, LLC	First Lien Term Loan	High Tech Industries	-	-	-	6/21/26	10/28/20	3,827	937	-	(5)(7)(12)(13)
Help Systems Holdings, Inc.	First Lien Term Loan	High Tech Industries	9.4% Cash	SOFR+4.00%	0.75%	11/19/26	11/17/22	1,969	1,855	1,909	(7)(13)
Hollander Intermediate LLC	First Lien Term Loan	Consumer goods: Durable	14.2% Cash	SOFR+8.75%	2.00%	9/19/26	9/19/22	5,541	5,437	5,215	(7)(12)(13)
IDC Infusion Services	Term Loan	Healthcare & Pharmaceuticals	11.9% Cash	SOFR+6.50%	1.00%	7/7/28	7/20/23	2,920	2,869	2,880	(7)(12)(13)
IDC Infusion Services	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	7/7/28	7/20/23	260	241	245	(7)(12)(20)
Intermedia Holdings, Inc.	First Lien Term Loan B	High Tech Industries	11.4% Cash	SOFR+6.00%	1.00%	7/21/25	10/28/20	2,606	2,510	2,580	(7)(13)
Ivanti Software, Inc.	First Lien Term Loan	High Tech Industries	9.8% Cash	SOFR+4.25%	0.75%	12/1/27	10/12/22	985	822	925	(7)(13)
JO ET Holdings Limited	Term Loan	Telecommunications	11.3% Cash + 7.0% PIK	SOFR+6.00%	1.00%	12/15/26	12/15/21	2,295	2,273	2,295	(3)(12)
Keg Logistics LLC	Term Loan	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	11,969	11,859	11,770	(7)(12)(13)
Keg Logistics LLC	Revolver	Services: Business	11.5% Cash	SOFR+6.00%	1.00%	11/23/27	11/23/21	872	859	858	(7)(12)
Lifescan Global Corporation	First Lien Term Loan A	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	12/31/26	10/28/20	2,327	2,215	1,454	(7)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	13.0% Cash	SOFR+7.65%	1.00%	10/2/29	10/2/23	890	890	853	(7)(12)(13)
Lucky Bucks, LLC	Term Loan	Hotel, Gaming & Leisure	13.0% Cash	SOFR+7.65%	1.00%	10/2/28	10/2/23	468	457	472	(7)(12)(13)
Luminii LLC	First Lien Term Loan B	Construction & Building	12.7% Cash	SOFR+7.35%	1.00%	4/11/25	10/28/20	5,918	5,918	5,918	(7)(12)(13)

See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Luminii LLC	Revolver	Construction & Building	12.7% Cash	SOFR+7.35%	1.00%	4/11/25	10/28/20	343	$343	$343	(7)(12)(13)(20)
MAG DS Corp.	First Lien Term Loan	Aerospace and Defense	10.9% Cash	SOFR+5.50%	1.00%	4/1/27	10/28/20	3,654	3,362	3,526	(7)(12)(13)
Money Transfer Acquisition, Inc.	First Lien Term Loan	Finance	13.7% Cash	SOFR+8.25%	1.00%	12/14/27	12/14/22	9,750	9,606	9,531	(7)(12)(13)
Morae Global Corporation	Term Loan	IT Consulting & Other Services	13.5% Cash	SOFR+8.00%	2.00%	10/26/26	10/26/23	2,263	2,136	2,167	(7)(12)(13)
Morae Global Corporation	Revolver	IT Consulting & Other Services	0.5% Cash	-	2.00%	10/26/26	10/26/23	-	(10)	(9)	(7)(12)(20)
MSM Acquisitions, Inc.	First Lien Term Loan	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	12/9/26	12/31/20	7,005	6,966	6,655	(7)(12)(13)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	Services: Business	11.3% Cash	SOFR+6.00%	1.00%	12/9/26	1/1/22	2,922	2,924	2,776	(7)(12)(13)
Neptune BidCo US Inc.	First Lien Term Loan	Media: Broadcasting & Subscription	10.4% Cash	SOFR+5.00%	0.50%	4/11/29	11/22/22	2,481	2,261	2,293	(7)(13)
Netwrix Corporation	First Lien Term Loan	High Tech Industries	10.4% Cash	SOFR+5.00%	0.75%	6/9/29	6/9/22	4,281	4,262	4,223	(7)(12)(13)
Netwrix Corporation	Revolver	High Tech Industries	0.3% Cash	-	0.75%	6/9/29	6/9/22	-	(9)	(15)	(7)(12)(20)
Netwrix Corporation	Delayed Draw Term Loan - First Lien	High Tech Industries	1.0% Cash	-	0.75%	6/9/29	6/9/22	-	-	-	(7)(12)(13)(20)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash	-	-	4/5/28	1/27/22	4,500	4,500	3,369	(7)(12)(17)
Northeast Metal Works LLC	Term Loan	Metals & Mining	8.0% Cash	-	-	1/1/25	2/21/24	500	500	500	(7)(12)
One Stop Mailing LLC	First Lien Term Loan	Transportation: Consumer	11.7% Cash	SOFR+6.25%	1.00%	4/29/27	5/7/21	7,530	7,452	7,385	(7)(12)(13)
PhyNet Dermatology LLC	Term Loan	Healthcare & Pharmaceuticals	12.0% Cash	SOFR+6.50%	1.00%	10/20/29	5/10/23	1,304	1,280	1,289	(7)(12)(13)
PhyNet Dermatology LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash	-	-	10/20/29	5/10/23	-	(6)	(8)	(7)(12)(20)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK	-	-	4/4/26	5/3/22	433	431	411	(7)(12)
Pomeroy Technologies, LLC	Term Loan	High Tech Industries	10.0% PIK	-	-	4/4/26	4/4/22	62	62	23	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan A	High Tech Industries	5.0% PIK	-	-	4/4/26	5/29/20	1,728	1,587	652	(7)(12)
Pomeroy Technologies, LLC	Senior Term Loan B	High Tech Industries	7.0% PIK	-	-	4/4/26	5/29/20	1,621	1,499	-	(5)(7)(12)
Pomeroy Technologies, LLC	Super Senior Term Loan B	High Tech Industries	9.0% PIK	-	-	4/4/26	5/29/20	1,289	1,283	1,206	(7)(12)
Premier Imaging, LLC	Term Loan	Healthcare & Pharmaceuticals	11.6% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	2,081	2,076	1,954	(7)(12)(13)
Premier Imaging, LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	11.6% Cash	SOFR+6.00%	1.00%	1/2/25	12/30/21	564	559	531	(7)(12)(13)
Priority Holdings, LLC	First Lien Term Loan	High Tech Industries	11.2% Cash	SOFR+5.75%	1.00%	4/22/27	4/21/21	5,597	5,578	5,592	(7)(12)(13)
Project Castle, Inc.	First Lien Term Loan	Transportation: Cargo	10.8% Cash	SOFR+5.50%	0.50%	6/8/29	6/9/22	7,154	6,611	6,516	(7)(13)
Project Leopard Holdings, Inc.	Term Loan	High Tech Industries	10.7% Cash	SOFR+5.25%	0.50%	7/20/29	6/15/22	7,900	7,482	7,329	(7)(13)
PVHC Holding Corp	Term Loan	Containers, Packaging and Glass	11.0% Cash + 0.8% PIK	SOFR+5.50%	2.50%	2/17/27	12/23/19	2,735	2,733	2,673	(7)(12)(13)
Qualtek LLC	Term Loan	High Tech Industries	6.2% Cash + 9.0% PIK	SOFR+1.00%	1.00%	7/14/25	7/14/23	4,473	4,473	4,041	(7)(13)
Radiology Partners, Inc	Term Loan	Healthcare & Pharmaceuticals	10.6% Cash	SOFR+5.00%	1.00%	1/31/29	1/26/21	6,229	5,919	6,033	(7)(13)
Radius Aerospace, Inc.	Initial Term Loan	Aerospace and Defense	11.2% Cash	SOFR+5.75%	1.00%	3/29/25	12/23/19	6,114	6,098	6,067	(7)(12)(13)
Reception Purchaser, LLC	First Lien Term Loan	Transportation: Cargo	11.5% Cash	SOFR+6.00%	0.75%	3/24/28	4/28/22	4,427	4,351	2,900	(7)(13)
Riddell Inc	First Lien Term Loan	Consumer goods: Durable	11.3% Cash	SOFR+6.00%	-	3/29/29	3/29/24	6,364	6,246	6,246	(7)(12)(13)
Riddell Inc	Delayed Draw Term Loan - First Lien	Consumer goods: Durable	-	-	-	3/29/29	3/29/24	-	4	4	(7)(12)(20)
Riskonnect Parent LLC	Term Loan	Application Software	11.0% Cash	SOFR+5.50%	0.75%	12/7/28	12/7/21	1,225	1,212	1,212	(7)(12)(13)
Riskonnect Parent LLC	Delayed Draw Term Loan	Application Software	0.5% Cash	-	-	12/7/28	12/7/21	-	(49)	(50)	(7)(12)(20)
South Street Securities Holdings, Inc	Senior Notes	Banking, Finance, Insurance & Real Estate	9.0% Cash	-	-	9/20/27	9/20/22	3,150	2,786	2,552	(7)(12)
Sundance Holdings Group, LLC	Term Loan	Retail	13.5% Cash + 1.5% PIK	SOFR+8.00%	1.00%	5/1/24	10/1/21	6,639	6,619	6,412	(7)(12)(13)
Symplr Software, Inc.	Term Loan	Healthcare & Pharmaceuticals	9.9% Cash	SOFR+4.50%	0.75%	12/22/27	2/2/22	1,666	1,663	1,572	(7)(13)
See accompanying notes to unaudited consolidated financial statements.

Portfolio Company[14]	Investment	Industry	Interest Rate	Reference Rate and Spread[1]	Floor	Maturity	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
Synamedia Americas Holdings, Inc.	Term Loan	Interactive Media & Services	13.1% Cash	SOFR+7.75%	1.00%	12/5/28	12/5/23	2,714	2,625	2,639	(7)(12)(13)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.8% Cash	SOFR+5.50%	1.00%	10/2/27	10/1/21	7,853	7,842	7,853	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Delayed Draw Term Loan	Banking, Finance, Insurance & Real Estate	10.8% Cash	SOFR+5.50%	1.00%	10/2/27	5/2/22	1,713	1,710	1,713	(7)(12)(13)(20)
TA/WEG Holdings, LLC	Revolver	Banking, Finance, Insurance & Real Estate	0.5% Cash	-	1.00%	10/2/27	5/2/22	-	(2)	-	(7)(12)(20)
Tactical Air Support, Inc.	Term Loan	Aerospace and Defense	14.0% Cash	SOFR+8.50%	1.00%	12/22/28	12/22/23	1,714	1,674	1,674	(7)(12)(13)
Tactical Air Support, Inc.	Delayed Draw Term Loan	Aerospace and Defense	0.8% Cash	-	-	12/22/28	12/22/23	-	-	(7)	(7)(12)(20)
TLE Holdings, LLC	Delayed Draw Term Loan	Healthcare, Education and Childcare	10.9% Cash	SOFR+5.50%	1.00%	6/29/26	12/23/19	720	720	719	(7)(12)(13)
TLE Holdings, LLC	Term Loan	Healthcare, Education and Childcare	10.9% Cash	SOFR+5.50%	1.00%	6/29/26	12/8/20	5,443	5,441	5,431	(7)(12)(13)
VBC Spine Opco LLC	Term Loan	Healthcare & Pharmaceuticals	13.5% Cash	SOFR+8.00%	2.00%	6/14/28	6/14/23	3,491	3,433	3,430	(7)(12)(13)
VBC Spine Opco LLC	Revolver	Healthcare & Pharmaceuticals	13.5% Cash	SOFR+8.00%	2.00%	6/14/28	6/14/23	387	381	380	(7)(12)
VBC Spine Opco LLC	Delayed Draw Term Loan	Healthcare & Pharmaceuticals	1.0% Cash	-	2.00%	6/14/28	6/14/23	-	(32)	(33)	(7)(12)(20)
Wonder Love, Inc.	Term Loan	Media: Diversified & Production	10.3% Cash	SOFR+5.00%	1.00%	11/18/24	12/18/19	750	748	750	(7)(12)(13)
Total Senior Secured Loans (166% of net asset value at fair value)									$364,981	$349,844
Junior Secured Loans
American Academy Holdings, LLC	Term Loan Second Lien	Healthcare & Pharmaceuticals	14.5% PIK	-	-	3/1/28	3/1/22	6,122	6,033	5,487	(7)(12)
Confluence Technologies, Inc.	Term Loan Second Lien	Services: Business	12.0% Cash	SOFR+6.50%	0.50%	7/23/29	7/22/21	4,000	3,980	3,670	(7)(12)(13)
Dcert Buyer, Inc.	Term Loan (Second Lien)	High Tech Industries	12.3% Cash	SOFR+7.00%	-	2/16/29	3/16/21	5,400	5,391	4,904	(7)(13)
Global Tel*Link Corporation	Term Loan (Second Lien)	Telecommunications	15.3% Cash	SOFR+10.00%	-	11/29/26	12/23/19	1,500	1,491	1,430	(7)(13)
Idera, Inc.	Term Loan (Second Lien)	High Tech Industries	12.2% Cash	SOFR+6.75%	0.75%	2/4/29	4/29/21	6,000	5,962	5,873	(7)(12)(13)
Ivanti Software, Inc.	Term Loan Second Lien	High Tech Industries	12.8% Cash	SOFR+7.25%	0.50%	12/1/28	10/26/21	6,000	5,967	5,213	(7)(13)
Lucky Bucks Holdings LLC	Promissory Note	Hotel, Gaming & Leisure	-	-	-	5/29/28	1/14/22	6,258	5,565	1,212	(5)(7)(12)
ProAir, LLC	Sub Note	Capital Equipment	-	-	-	1/31/23	3/8/22	2,020	1,931	-	(5)(7)(8)(12)
Project Leopard Holdings, Inc.	2nd Lien TL	High Tech Industries	13.1% Cash	SOFR+7.75%	0.50%	7/20/30	7/20/22	5,000	4,921	4,793	(7)(12)
Qualtek LLC	Term Loan Second Lien	High Tech Industries	-	SOFR+1.00%	1.00%	1/14/27	7/14/23	4,242	4,146	752	(5)(7)(12)(13)
Redstone Holdco 2 LP	Term Loan (Second Lien)	High Tech Industries	13.2% Cash	SOFR+7.75%	0.75%	4/16/29	9/28/21	4,566	4,512	2,747	(7)(13)
Robertshaw US Holding Corp.	Term Loan Second Lien	Capital Equipment	-	-	-	2/28/26	2/15/18	3,000	2,976	189	(5)(7)(12)
TRSO II, Inc.	Promissory Note	Energy: Oil & Gas	-	-	-	1/24/25	1/24/20	76	76	-	(5)(7)(12)
Total Junior Loans (17% of net asset value at fair value)									$52,951	$36,270

See accompanying notes to unaudited consolidated financial statements.

Equity Securities Portfolio

Portfolio Company[14]	Investment	Industry	Interest Rate	Initial Acquisition Date	Par/Shares	Cost	Fair Value[2]	Footnote Refs
4L Ultimate Topco Corporation	Common	Services: Business		5/29/20	321	29	29	(7)(12)(18)
AAPC Holdings, LLC	Equity	Healthcare & Pharmaceuticals		5/18/22	-	-	509	(7)(12)(18)(22)
AAPC Holdings, LLC	Preferred Equity	Healthcare & Pharmaceuticals	18.0% PIK	5/18/22	146,214	4	201	(7)(12)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		3/31/20	658	-	1,883	(7)(12)(18)(19)(22)
Advantage Capital Holdings LLC	Class A Membership Units	Banking, Finance, Insurance & Real Estate		4/14/22	164	500	649	(7)(12)(18)(22)
Advantage Capital Holdings LLC	Preferred Equity	Banking, Finance, Insurance & Real Estate	12.5% PIK	4/14/22	2,547,193	2,549	2,548	(7)(12)(22)
Anthem Sports & Entertainment Inc.	Warrant Class A	Media: Broadcasting & Subscription		9/9/19	263	46	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Class B	Media: Broadcasting & Subscription		9/9/19	46	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrant Common Stock	Media: Broadcasting & Subscription		9/9/19	859	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	42	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	247	-	-	(7)(12)(18)
Anthem Sports & Entertainment Inc.	Warrants	Media: Broadcasting & Subscription		11/15/21	785	-	-	(7)(12)(18)
Aperture Dodge 18 LLC	Equity	Banking, Finance, Insurance & Real Estate		4/22/22	3,067,908	3,068	3,317	(7)(12)(18)
ATP Oil & Gas Corporation	Limited Term Royalty Interest	Energy: Oil & Gas		12/18/19	-	-	-	(7)(11)(12)
BMP Slappey Holdco, LLC	Preferred Stock	Telecommunications		6/9/21	200,000	467	631	(7)(12)(17)(18)(21)
BMP Slappey Investment II	Preferred Stock	Telecommunications		6/9/21	88,946	208	281	(7)(12)(17)(18)(21)
Carestream Health Holdings, Inc.	Common Stock	Healthcare & Pharmaceuticals		9/30/22	4,099	53	91	(7)(12)(18)
Centric Brands, L.P.	Equity	Machinery (Non-Agrclt/Constr/Electr)		10/28/20	81,770	746	1,343	(7)(12)(13)
DxTx Pain and Spine LLC	Common	Healthcare & Pharmaceuticals		6/14/23	158,166	258	259	(7)(12)(22)
EBSC Holdings LLC	Preferred Equity	Consumer goods: Durable	10.0% PIK	3/29/24	2,000	1,974	1,974	(7)(12)
Everyware Global, Inc.	Common	Consumer goods: Durable		10/28/20	1,085,565	346	175	(7)(12)(18)
FP WRCA Coinvestment Fund VII, Ltd.	Class A Shares	Capital Equipment		2/2/07	100	1,500	783	(3)(12)(18)
Fusion Connect, Inc.	Common	Telecommunications		1/14/20	14	866	-	(7)(12)(13)(18)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	1,000	500	500	(7)(12)(17)(18)(22)
GreenPark Infrastructure, LLC	Preferred Equity	Energy: Electricity		6/10/22	500	171	171	(7)(12)(17)(18)(20)(22)
HDC/HW Holdings, LLC	Common Stock	High Tech Industries		10/28/20	148,826	-	-	(7)(12)(13)
Kleen-Tech Acquisition, LLC	Common Stock	Services: Business		6/9/21	250,000	1,264	1,148	(7)(12)(17)(18)(21)
LB NewHoldCo LLC	Common Stock	Hotel, Gaming & Leisure		10/2/23	96,523	1,441	1,497	(7)(12)(13)
Morae Global Holdings Inc.	Warrants	IT Consulting & Other Services		10/26/23	1	87	109	(7)(12)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining		6/9/21	2,368	-	-	(7)(12)(17)(18)(21)
Northeast Metal Works LLC	Preferred Stock	Metals & Mining	10.0% PIK	4/5/23	4,500,000	4,500	4,182	(7)(12)(17)
Ohene Holdings B.V.	Warrants	High Tech Industries		3/13/19	4	-	-	(3)(12)(18)
ProAir HoldCo, LLC	Common Stock	Capital Equipment		2/11/22	2,749,997	4,261	-	(7)(8)(12)(18)
Prosper Marketplace	Class B Preferred Units	Consumer goods: Durable		9/23/13	912,865	279	324	(6)(7)(12)(18)
Qualtek LLC	Equity	High Tech Industries		7/14/23	150,262	1,277	-	(7)(12)(13)
Roscoe Investors, LLC	Class A Units	Healthcare & Pharmaceuticals		3/26/14	10,000	1,000	443	(7)(12)(18)
South Street Securities Holdings, Inc	Warrants	Banking, Finance, Insurance & Real Estate		9/20/22	3,966	455	381	(7)(12)(18)
Sundance Holdings Group, LLC	Common Stock	Retail		10/1/21	14,603	-	-	(7)(12)(13)
Tank Partners Equipment Holdings LLC	Class A Units	Energy: Oil & Gas		2/15/19	49,000	6,228	-	(7)(8)(12)(18)
World Business Lenders, LLC	Common Stock	Banking, Finance, Insurance & Real Estate		6/9/21	49,209	-	-	(12)(18)
Total Equities (11% of net asset value at fair value)						$34,077	$23,428

CLO Subordinated Investments

Portfolio Company[14]	Investment[10]	Industry	Maturity	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Catamaran CLO 2014-1 Ltd.	Subordinated Securities, effective interest 43.4%	CLO Fund Securities	4/20/30	22.2%	5/6/14	$702	$702	(3)(12)
Catamaran CLO 2018-1 Ltd	Subordinated Securities, effective interest 21.7%	CLO Fund Securities	10/27/31	24.8%	9/27/18	3,846	3,757	(3)(12)
Dryden 30 Senior Loan Fund	Subordinated Securities, effective interest 32.6%	CLO Fund Securities	11/1/28	6.8%	10/10/13	246	246	(3)(12)
JMP Credit Advisors CLO IV LTD	Subordinated Securities, effective interest 13.2%	CLO Fund Securities	7/17/29	57.2%	10/22/21	715	668	(3)(12)
JMP Credit Advisors CLO V LTD	Subordinated Securities, effective interest 24.5%	CLO Fund Securities	7/17/30	57.2%	10/22/21	3,253	3,176	(3)(12)
Total CLO Fund Securities (4% of net asset value at fair value)						$8,762	$8,549

Asset Manager Affiliates

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
Asset Manager Affiliates	Asset Management Company	100.0%	12/11/06	$17,791	$-	(8)(12)
Total Asset Manager Affiliates (0% of net asset value at fair value)				$17,791	$-

See accompanying notes to unaudited consolidated financial statements.

Joint Ventures

Portfolio Company[14]	Investment	Percentage Ownership	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
KCAP Freedom 3 LLC	Joint Ventures	62.8%	12/11/18	$26,446	$13,523	(8)(12)
Series A-Great Lakes Funding II LLC	Joint Ventures	12.5%	8/5/22	38,562	39,641	(9)(16)(17)(20)
Total Joint Venture (25% of net asset value at fair value)				$65,008	$53,164

Derivatives

Portfolio Company[14]	Investment	Industry	Initial Acquisition Date	Cost	Fair Value[2]	Footnote Refs
HDNet Holdco LLC (Anthem)	Derivatives	Media: Broadcasting & Subscription	9/9/19	$31	$-	(12)(19)
Advantage Capital Holdings LLC	Derivatives	Banking, Finance, Insurance & Real Estate	4/14/22	-	-	(12)(19)
Total Derivatives (0% of net asset value at fair value)				$31	$-

Total Investments[4] (224% of net asset value at fair value)				$543,601	$471,255

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2024 loan. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month S rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2024. As noted in the table above, 79.5% (based on par) of debt securities contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of March 31, 2024 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $513.6 million. The aggregate gross unrealized appreciation is approximately $31.5 million, the aggregate gross unrealized depreciation is approximately $0.2 million and the net unrealized depreciation is approximately $31.3 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets represent approximately 87.1% of the total assets at March 31, 2024.
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
(11)
This investment receives a 5% royalty interest on oil being produced on certain fields. All production payments received were applied to the cost basis and considered return of capital. Production payments received in excess of cost basis are recognized as realized gain.
(12)
Fair value of this investment was determined using significant unobservable inputs.
(13)
As of March 31, 2024, this investment is pledged to secure the Company’s debt obligations.
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
Information related to the Company’s derivatives is presented below as of March 31, 2024:

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
(2)
Reflects the fair market value of all investments as of December 31, 2023 as determined by the Company’s Board.
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
(16)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P., a non-U.S. company or principal place of business outside the U.S.
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

See accompanying notes to unaudited consolidated financial statements.

(21)
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
(22)
This investment is held by PTMN Sub Holdings LLC, one of the company's taxable blocker subsidiaries.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023(4)
Per Share Data:
Net asset value, at beginning of period	$22.76	$24.23
Net investment income(1)	0.67	0.89
Net realized gains (losses) from investments(1)	(0.22)	(0.32)
Net change in unrealized (depreciation) appreciation on investments(1)	-	(0.62)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.05	0.06
Realized gains (losses) from extinguishment of debt(1)	(0.02)	-
Net (decrease) increase in net assets resulting from operations	$0.48	$0.01
Net decrease in net assets resulting from distributions	(0.69)	(0.68)
Accretive effect of common stock repurchases(1)	0.02	-
Net asset value, end of period	$22.57	$23.56
Total net asset value return(2)	2.7%	0.4%
Total market return(3)	8.1%	(7.4)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$18.19	$23.00
Per share market value at end of period	$18.98	$20.61
Shares outstanding at end of period	9,332,117	9,556,356
Net assets at end of period	$210,607	$225,106
Portfolio turnover rate(5)	7.5%	8.2%
Asset coverage ratio	171%	162%
Ratio of net investment income to average net assets (annualized)	11.8%	15.1%
Ratio of total expenses to average net assets (annualized)	19.5%	20.9%
Ratio of interest expense to average net assets (annualized)	10.8%	11.2%
Ratio of non-interest expenses to average net assets (annualized)	8.7%	9.7%

(1)
Based on weighted average number of common shares outstanding-basic for the period.
(2)
Total net asset value return (not annualized) equals the change in the net asset value per share over the period plus distributions (including any return of capital), divided by the beginning net asset value per share.
(3)
Total market return (not annualized) equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
(4)
Totals may not sum due to rounding.
(5)
Portfolio turnover rate equals the lesser of year-to-date sales and paydowns over the average of the invested assets at fair value.

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2024, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

GARS Transaction

On October 28, 2020, the Company completed its acquisition of Garrison Capital Inc., a publicly traded BDC (“GARS”, and such transaction, the “GARS Acquisition”). To effect the acquisition, a wholly owned merger subsidiary of the Company merged with and into GARS, with GARS surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, GARS consummated a second merger, whereby GARS merged with and into the Company, with the Company surviving the merger. Under the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020 (the "GARS Merger Agreement"), each share of common stock, par value $0.001 per share, of GARS (the "GARS Common Stock") issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

HCAP Acquisition and Assumption and Redemption of HCAP Notes

On June 9, 2021, the Company completed its acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction, the “HCAP Acquisition”). To effect the acquisition, the Company’s wholly owned merger subsidiary (“Acquisition Sub”) merged with HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the three months ended March 31, 2024, the Company made approximately $37.2 million of investments and had approximately $35.5 million in repayments and sales, resulting in net deployment of approximately $1.7 million for the period. During the quarter ended March 31, 2023, the Company made approximately $13.3 million of investments and had approximately $45.8 million in repayments and sales, resulting in net repayment and sales of approximately $32.5 million for the period.

As of March 31, 2024, the Company held loans it has made to 79 investee companies with aggregate principal amounts of approximately $430.4 million. As of December 31, 2023, the Company held loans it has made to 80 investee companies with aggregate principal amounts of approximately $420.9 million.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2024, seven of our debt investments were on non-accrual status with an aggregate amortized cost of $17.1 million and an aggregate fair value of $2.2 million, which represented 3.2% and 0.5% of the investment portfolio, respectively. As of December 31, 2023, seven of our debt investments were on non-accrual status with an aggregate amortized cost of $17.3 million and an aggregate fair value of $6.1 million, which represented 3.2% and 1.3% of the investment portfolio, respectively. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

Investment Income on CLO Fund Securities. The Company generates investment income from its investments in the most junior class of securities issued by CLO Funds (typically preferred shares or subordinated securities). The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate index, such as the Secured Overnight Financing Rate (“SOFR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net increase (decrease) in net assets resulting from operations	$4,486	$55
Weighted average number of common and common stock equivalent shares outstanding for basic and diluted shares computation	9,344,994	9,555,125
Net increase (decrease) in net assets per basic common shares and diluted shares:
Net increase (decrease) in net assets from operations	$0.48	$0.01

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024 (Unaudited)			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$364,981	$349,844	74	$356,358	$340,159	73
Junior Secured Loan	52,951	36,270	8	53,888	38,875	8
Senior Unsecured Bond	-	-	-	416	43	0
Equity Securities	34,077	23,428	5	31,280	20,533	4
CLO Fund Securities	8,762	8,549	2	9,103	8,968	2
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	65,008	53,164	11	71,415	59,287	13
Derivatives	31	-	-	31	-	-
Total	$543,601	$471,255	100%	$540,282	$467,865	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2024 and December 31, 2023 were as follows:

($ in thousands)	March 31, 2024 (Unaudited)			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,134	$11,260	2	$11,130	$11,256	2
Alternative Carriers	-	-	-	971	937	0
Application Software	1,163	1,162	0	-	-	-
Asset Management Company(2)	17,791	-	-	17,791	-	-
Banking, Finance, Insurance & Real Estate	49,725	51,332	11	51,486	53,918	11
Beverage, Food and Tobacco	12,288	11,531	2	12,220	11,444	2
Capital Equipment	10,668	972	0	10,684	1,203	0
Chemicals, Plastics and Rubber	9,498	9,498	2	9,738	9,836	2
CLO Fund Securities	8,762	8,549	2	9,103	8,968	2
Construction & Building	7,718	7,481	2	7,737	7,441	2
Consumer goods: Durable	24,577	21,869	4	16,431	13,898	3
Containers, Packaging and Glass	2,733	2,673	1	2,734	2,665	1
Diversified Financial Services	2,699	2,696	1
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,304	-	-	6,721	100	0
Finance	19,643	19,702	4	18,884	18,972	4
Healthcare & Pharmaceuticals	57,350	56,094	12	59,189	57,224	12
Healthcare, Education and Childcare	6,161	6,150	1	6,175	6,163	1
High Tech Industries	83,452	72,617	15	84,676	73,430	16
Hotel, Gaming & Leisure	8,353	4,034	1	8,358	3,948	1
Interactive Media & Services	2,625	2,639	1	2,663	2,662	1
IT Consulting & Other Services	2,213	2,267	1	2,213	2,259	1
Joint Venture	65,008	53,164	11	71,415	59,287	13
Machinery (Non-Agrclt/Constr/Electr)	11,378	11,975	2	9,836	10,097	2
Media: Broadcasting & Subscription	17,094	14,044	3	16,665	14,618	3
Media: Diversified & Production	748	750	0	1,121	1,125	0
Metals & Mining	9,500	8,051	2	9,000	7,742	2
Retail	9,510	9,029	2	9,334	8,732	2
Services: Business	61,116	59,607	13	58,997	57,168	12
Telecommunications	5,305	4,637	1	5,268	4,389	1
Transportation: Cargo	10,962	9,416	2	11,606	10,303	2
Transportation: Consumer	7,452	7,385	2	7,465	7,409	2
Total	$543,601	$471,255	100%	$540,282	$467,865	100%

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

At March 31, 2024 and December 31, 2023, the total amount of non-qualifying assets was approximately 12.9% and 13.4% of total assets, respectively. The majority of non-qualifying assets are the Company’s investments in joint ventures which were approximately 10.1% and 10.8% of its total assets, respectively. The Company’s investments in CLO Funds, which are typically domiciled outside the U.S., represented approximately 1.6% and 1.6% of its total assets at March 31, 2024 and December 31, 2023, respectively.

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

The following table details investments in CLO Fund Securities at March 31, 2024 (unaudited) and December 31, 2023:

($ in thousands)			March 31, 2024			December 31, 2023
CLO Fund Securities	Investment	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2%	$702	$702	22.2%	$1,024	$904
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8%	3,846	3,757	24.8%	3,923	3,923
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8%	246	246	6.8%	424	409
JMP Credit Advisors CLO IV Ltd.	Subordinated Notes	57.2%	715	668	57.2%	683	683
JMP Credit Advisors CLO V Ltd.	Subordinated Notes	57.2%	3,253	3,176	57.2%	3,049	3,049
Total			$8,762	$8,549		$9,103	$8,968
(1)
Represents percentage of class held at March 31, 2024 and December 31, 2023, respectively.

Affiliate Investments:

The following table details investments in affiliates at March 31, 2024 (unaudited):

($ in thousands)	Industry Classification	Fair Value as of December 31, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of March 31, 2024	Principal / Shares at March 31, 2024	Interest and Fee Income	Dividend Income
Asset Manager Affiliates(1)(3)	Asset Management Company	$-	$-	$-	$-	$-	$-	$-	-	$-	$-
Tank Partners Equipment Holdings, LLC(1)(2)(3)(6)	Energy: Oil & Gas	-	-	-	-	-	-	-	49,000	-	-
Tank Partners Equipment Holdings, LLC(1)(2)(3)	Energy: Oil & Gas	43	-	-	-	373	(416)	-	-	-	-
Flight Lease VII (1)(2)(4)(6)	Aerospace and Defense	-	(1)	-	-	1	-	-	-	-	-
ProAir, LLC(1)(2)(3)(6)	Capital Equipment	-	-	-	-	-	-	-	2,749,997	-	-
ProAir, LLC(1)(2)(3)	Capital Equipment	-	-	-	-	-	-	-	2,020	-	-
KCAP Freedom 3, LLC (1)(3)	Joint Venture	14,275	(968)	-	-	216	-	13,523	27,220	-	-
Total controlled affiliates		$14,318	$(969)	$-	$-	$590	$(416)	$13,523		$-	$-

Series A-Great Lakes Funding II LLC(5)(6)(7)	Joint Venture	$45,012	$(5,439)	$-	$-	$68	$-	$39,641	38,562	$-	$1,653
GreenPark Infrastructure, LLC(1)(2)(5)(6)	Energy: Electricity	500	-	-	-	-	-	500	1,000	-	-
GreenPark Infrastructure, LLC(1)(2)(5)(6)(7)	Energy: Electricity	171	-	-	-	-	-	171	500	-	-
Kleen-Tech Acquisition, LLC (1)(2)(5)(6)	Services: Business	998	-	-	-	150	-	1,148	250,000	-	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	-	-	-	-	-	-	-	2,368	-	-
Northeast Metal Works LLC (1)(2)(5)(6)	Metals & Mining	4,182	-	-	-	-	-	4,182	4,500,000	112	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	3,560	-	-	-	(191)	-	3,369	4,500	91	-
Northeast Metal Works LLC (1)(2)(5)	Metals & Mining	-	500	-	-	-	-	500	500	4	-
BMP Slappey Holdco, LLC (1)(2)(5)(6)	Telecommunications	553	-	-	-	78	-	631	200,000	-	-
BMP Slappey Investment II (1)(2)(5)(6)	Telecommunications	246	-	-	-	35	-	281	88,946	-	-
Total Non-controlled affiliates		$55,222	$(4,939)	$-	$-	$140	$-	$50,423		$207	$1,653

Total Affiliated Investments		$69,540	$(5,908)	$-	$-	$730	$(416)	$63,946		$207	$1,653
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
(6)
Number of shares held.
(7)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P., a non-U.S. company or principal place of business outside the U.S.
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
(6)
Number of shares held.
(7)
Ownership of LP interest held through the holding company BCP Great Lakes Fund, L.P., a non-U.S. company or principal place of business outside the U.S.
(8)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 for additional information on the Company's commitments and contingencies

Investments in Joint Ventures

For the three months ended March 31, 2024 and 2023, the Company recognized $1.7 million and $2.5 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $53.2 million and $59.3 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture at March 31, 2024 was $13.5 million. The fair value of the Company’s investment in the F3C Joint Venture at December 31, 2023 was $14.3 million.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2024 was $39.6 million. The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 was $45.0 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2024, the Company has a $10.9 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2024 (unaudited) and December 31, 2023, respectively:

	As of March 31, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,961	$320,153	$-	$386,114
Equity securities	-	-	23,428	-	23,428
CLO Fund securities	-	-	8,549	-	8,549
Joint Ventures	-	-	13,523	39,641	53,164
Derivatives	-	-	-	-	-
Total	$-	$65,961	$365,653	$39,641	$471,255

	As of December 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
Debt securities	$-	$65,325	$313,752	$-	$379,077
Equity securities	-	-	20,533	-	20,533
CLO Fund securities	-	-	8,968	-	8,968
Joint Ventures	-	-	14,275	45,012	59,287
Derivatives	-	-	-	-	-
Total	$-	$65,325	$357,528	$45,012	$467,865

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at March 31, 2024 was $39.6 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2023 was $45.0 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Three Months Ended March 31, 2024
($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives	Total
Balance, December 31, 2023	$313,752	$20,533	$8,968	$14,275	$-	$357,528
Transfers out of Level III¹	(9,239)	-	-	-	-	(9,239)
Transfers into Level III²	6,433	-	-	-	-	6,433
Net accretion	444	-	556	-	-	1,000
Purchases	34,377	2,797	-	-	-	37,174
Sales/Paydowns/Return of Capital	(22,566)	(503)	(392)	(968)	-	(24,429)
Total realized gain (loss) included in earnings	(1,660)	503	(505)	-	-	(1,662)
Change in unrealized gain (loss) included in earnings	(1,388)	98	(78)	216	-	(1,152)
Balance, March 31, 2024	$320,153	$23,428	$8,549	$13,523	$-	$365,653
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,388)	$98	$(78)	$216	$-	$(1,152)
(1)
Transfers out of Level III represent a transfer of $9.2 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2024.
(2)
Transfers into Level III represent a transfer of $6.4 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the Company’s Level II portfolio investments were valued by a third-party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $66.0 million and $65.3 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$40,404	Enterprise Value	Average EBITDA Multiple	0.4x-8.8x (5.7x)
Debt Securities			Expected Sale Proceeds	$6.3-$90.3 ($87.4)
			Average Settlement Value	$47.1-$47.1($47.1)
	279,749	Income Approach	Implied Discount Rate	0.5%-21.49% (11.9%)
	18,574	Enterprise Value	Average EBITDA Multiple	1.5x-18.3x (6.2x)
			Average EBITDA Multiple / WACC	0.4x-3.7x (1.1x)
			Book Value of Equity	1x-8x (6.3x)
Equity Securities			Expected Sale Proceeds	90.25x-110x (0x)
	4,182	Income Approach	Implied Discount Rate	15%-17.95% (18%)
	672	Recent Transaction	Implied Discount Rate	12.4%-12.4% (12.4%)
			Discount Rate	18.1%-24.9% (20.9%)
			Probability of Default	1.8%-2.5% (2.0%)
CLO Fund Securities	8,549	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	19.6%-21.1% (20.3%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	13,523	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	2.5x
Total Level III Investments	$365,653

As of December 31, 2023, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
	$10,371	Enterprise Value	Average EBITDA Multiple	0.4x-9.5x (1.0x)
Debt Securities			Recovery Rate Multiple	0.1x
			Expected Sale Proceeds	$97.6
			Average Settlement Value	$61.0
	298,111	Income Approach	Implied Discount Rate	5.3%-40.7% (12.4%)
	5,270	Recent Transaction	Implied Discount Rate	13.8%-14.2% (14.0%)
	19,805	Enterprise Value	Average EBITDA Multiple	5.0x-18.0x (6.9x)
			Average EBITDA Multiple / WACC	0.4x-3.7x (1.1x)
Equity Securities			Book Value of Equity	1.0x-1.6x (1.6x)
	57	Income Approach	Implied Discount Rate	15.0%
	671	Recent Transaction	Implied Discount Rate	12.4%
			Discount Rate	18.4%-25.2% (21.1%)
			Probability of Default	1.8%-2.5% (2.0%)
CLO Fund Securities	8,968	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
			Discount Rate	20.5%-22.1% (21.3%)
			Probability of Default	2.8%-3.3% (3.0%)
Joint Ventures	14,275	Discounted Cash Flow	Recovery Rate	65.0%-75.0% (70.0%)
			Prepayment Rate	15.0%-25.0% (20.0%)
Derivatives	-	Enterprise Value	Average EBITDA Multiple	2.5x
Total Level III Investments	$357,528

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
The following table details derivative investments at March 31, 2024 and December 31, 2023;

($ in thousands)	March 31, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
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

Management fees for the three months ended March 31, 2024 and 2023, were approximately $1.7 million and $2.0 million, respectively. Incentive fees for the three months ended March 31, 2024 and 2023, were approximately $1.2 million and $1.8 million, respectively.

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

Administrative services expense for the three months ended March 31, 2024 and 2023, was $0.4 million and $0.7 million, respectively.

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

Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect to the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company's stockholders and is consistent with the Company's investment objectives and strategies and certain criteria established by the Board.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	March 31, 2024	December 31, 2023
($ in thousands)	(Unaudited)
2018-2 Secured Notes (net of discount of: 2024 - $500; 2023 - $712)	$91,151	$124,971
4.875% Notes Due 2026 (net of discount of: 2024 - $1,100; 2023 - $1,225; net of deferred financing costs of: 2024 - $496; 2023 - $561)	106,404	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2024 - $692; 2023 - $775)	91,308	91,225
	$288,863	$322,410

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2024 was 6.9% and 3.2 years, respectively, and as of December 31, 2023 were 7.0% and 3.7 years, respectively.

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

In connection with the issuance of the 4.875% Notes Due 2026, (including the New Notes) the Company incurred approximately $2.4 million of original issue discount, and $1.2 million of debt offering costs, both of which are being amortized over the expected term of the facility on an effective yield method.

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

Fair Value of 4.875% Notes due 2026.

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.1 million and unamortized offering costs of approximately $0.5 million as of March 31, 2024. The fair value of the Company’s outstanding 4.875% Notes due 2026 disclosed, but not carried, was approximately $100.5 million at March 31, 2024. The 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value.

As of December 31, 2023, the 4.875% Notes due 2026 were carried net of unamortized discount of approximately $1.2 million and unamortized offering costs of approximately $561 thousand. The fair value of the 4.875% Notes due 2026 was approximated at carrying value on the consolidated balance sheets and the 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company’s outstanding 4.875% Notes due 2026 was approximately $106.2 million at December 31, 2023.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$1,316	$1,316
Amortization of original issue discount	124	117
Deferred financing costs	66	63
Total interest and financing expenses	$1,506	$1,496
Average outstanding balance	$108,000	$108,000
Average stated interest rate	4.88%	4.88%

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

At March 31, 2024, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC disclosed, but not carried, was approximately $92.5 million at March 31, 2024 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

At December 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC was approximated at carrying value on the consolidated balance sheets and is categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of GLPRF LLC was approximately $91.2 million at December 31, 2023.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$1,935	$1,733
Deferred financing costs	83	83
Total interest and financing expenses	$2,018	$1,816
Average outstanding balance	$92,000	$79,578
Average stated interest rate	8.13%	7.36%

2018-2 Secured Notes

($ in thousands)
March 31, 2024	Amortized Carrying Value	Outstanding Principal at Par	Spread(4)	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$4,482	$4,519	Reference Rate + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	13,884	13,782	Reference Rate + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,682	55,100	Reference Rate + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	Reference Rate + 3.17%	A (sf)	11/20/2029
	$91,151	$91,651
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or Reference Rate.
(4)
Reference Rate is defined as the sum of the Term SOFR Rate plus 0.26161%, or 5.56% as of March 31, 2024.

($ in thousands)
December 31, 2023	Amortized Carrying Value	Outstanding Principal at Par	Spread(4)	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$12,818	$12,922	Reference Rate + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	39,369	39,411	Reference Rate + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	Reference Rate + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,103	18,250	Reference Rate + 3.17%	A (sf)	11/20/2029
	$124,971	$125,683
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
(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or Reference Rate.
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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25.0 million unfunded Class A-1R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A1 R-R Notes terminated. During the first quarter of 2021, the Company redeemed approximately $88.0 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million. During 2023, the Company redeemed approximately $52.5 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million.

During the three months ended March 31, 2024, the Company redeemed approximately $34.0 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.2 million.

During the three months ended March 31, 2023, the Company redeemed approximately $6.9 million of the par value of 2018-2 Secured Notes. In connection therewith, no realized loss on extinguishment was recognized.

At March 31, 2024, the fair value of the 2018-2 Notes disclosed, but not carried, approximated $91.5 million, and the 2018-2 Notes were categorized as Level III under the ASC 820 Fair Value Hierarchy.

At December 31, 2023, the fair value of the 2018-2 Notes approximated their carrying value on the consolidated balance sheets and the 2018-2 Notes were categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company's outstanding 2018-2 Notes was approximately $125.0 million at December 31, 2023.

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 Secured Notes for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$2,201	$2,976
Amortization of original issue discount	-	44
Total interest and financing expenses	$2,201	$3,020
Average outstanding balance	$110,516	$175,260
Average stated interest rate	7.90%	6.80%

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of March 31, 2024. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of March 31, 2024, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2013	$192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
March 31, 2024(10)	291,651	1,713	—	N/A
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
(4)
Not applicable, except with respect to the 7.375% Notes Due 2019 and the 6.125% Notes Due 2022, as other debt securities are not registered for public trading. For the years ended December 31, 2017, 2016, 2015, 2014, and 2013, the average market value per $1,000 of par value of the 7.375% Notes Due 2019 was $1,016.04, $1,000.00, $1,011.96, $1,037.72, and $1,032.96, respectively. For the years-ended December 31, 2020, 2019 and 2018 and for the period from August 14, 2017 (date of issuance) to December 31, 2017, the average market value per $1,000 of par value of the 6.125% Notes Due 2022 was $953.20, $1,009.93, $1,009.20 and $1,006.00, respectively. Average market value is computed by taking the daily average of the closing prices for the period.
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
(10)
As of March 31, 2024, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $92,000 and 2018-2 Secured Notes of $91,651.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2024 and 2023 :

	Three Months Ended March 31,
($ in thousands)	2024	2023

Net (decrease) increase in net assets resulting from operations	$4,486	$55
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(459)	(571)
Net change in unrealized depreciation (appreciation) from investments	(71)	5,960
Net realized losses	2,270	3,085
Book/tax differences on CLO equity investments	(164)	(92)
Book/tax differences related to mergers and partnership investments	622	(1,763)
Other book/tax differences	127	360
Taxable income before deductions for distributions	$6,811	$7,034
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period	$0.73	$0.74

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2024, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2024, the Company had a net capital loss carryforward of $450.5 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ended March 31, 2024, the taxable subsidiaries’ activity resulted in a benefit for income taxes of $0.5 million. As of March 31, 2024, the taxable subsidiaries have, in aggregate, $0.9 million of net deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2024, and December 31, 2023, the Company had $33.3 million and $28.6 million unfunded commitments, respectively.

The Company has made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that the Company is not obligated to fund capital calls if such funding would cause the Company to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2024, the Company had a $10.9 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	March 31, 2024	December 31, 2023
Accordion Partners LLC	Revolver	$765	$1,531
AMCP Pet Holdings, Inc.	Revolving Loan	275	350
Anthem Sports & Entertainment Inc.	Revolver	83	83
BetaNXT, Inc.	Revolver	1,449	2,174
Bradshaw International Parent Corp.	Delayed Draw Term Loan	922	922
Centric Brands Inc.	Delayed Draw Term Loan	-	1,069
Centric Brands Inc.	Revolver	-	97
Colonnade Intermediate, LLC	Revolver	-	68
Critical Nurse Staffing, LLC	Revolver	2,000	2,000
Dentive, LLC	Delayed Draw Term Loan - First Lien	245	430
Dentive, LLC	Revolver	234	186
Fortis Payment Systems, LLC	Delayed Draw Term Loan	744	-
GreenPark Infrastructure, LLC	Preferred Equity	1,829	1,829
H.W. Lochner, Inc.	Revolver	2,142	4,142
IDC Infusion Services	Delayed Draw Term Loan	805	1,065
Luminii LLC	Revolver	172	172
Morae Global Corporation	Revolver	208	208
Netwrix Corporation	Revolver	1,148	1,148
Netwrix Corporation	Delayed Draw Term Loan - First Lien	30	941
PhyNet Dermatology LLC	Delayed Draw Term Loan	690	690
Riddell Inc	Delayed Draw Term Loan - First Lien	636
Riskonnect Parent LLC	Delayed Draw Term Loan	5,000	-
Series A-Great Lakes Funding II LLC	Joint Ventures	10,912	5,473
TA/WEG Holdings, LLC	Delayed Draw Term Loan	-	758
TA/WEG Holdings, LLC	Delayed Draw Term Loan	77	784
TA/WEG Holdings, LLC	Revolver	784
Tactical Air Support, Inc.	Delayed Draw Term Loan	286	286
VBC Spine Opco LLC	Revolver	-	258
VBC Spine Opco LLC	Delayed Draw Term Loan	1,902	1,902
Total Unfunded Portfolio Company Commitments		$33,338	$28,566

9. STOCKHOLDERS’ EQUITY

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2024 and 2023 :

	For the Three Months Ended March 31, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2024	$94	$717,835	$(504,411)	$213,518
Net investment income	-	-	$6,226	6,226
Net change in unrealized appreciation on investments	-	-	$71	71
Net realized (losses) from investment transactions and extinguishment of debt	-	-	$(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	$459	459
Distributions to Stockholders	-	-	$(6,444)	(6,444)
Reinvested Dividends	-	-	$—	-
Stock-repurchase	(1)	(952)	$—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607

	For the Three Months Ended March 31, 2023
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2023	$96	$736,784	$(504,757)	$232,123
Net investment income	-	-	8,529	8,529
Net change in unrealized appreciation on investments	-	-	(5,960)	(5,960)
Net realized (losses) from investment transactions and extinguishment of debt	-	-	(3,085)	(3,085)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	-	-	571	571
Distributions to Stockholders	-	-	(6,495)	(6,495)
Reinvested Dividends	-	215	-	215
Stock-repurchase	-	(792)	-	(792)
Balance, March 31, 2023	$96	$736,207	$(511,197)	$225,106

On March 6, 2023, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indenture for our 4.875% Notes due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2024 and 2023, the Company issued 0 and 10,433 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2024 and December 31, 2023, was 9,332,117 and 9,383,132, respectively.

During the three months ended March 31, 2024, the Company repurchased 51,015 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $1.0 million. During the three months ended March 31, 2023, the Company repurchased 35,613 shares under the Stock Repurchase Program at an aggregate cost of approximately $0.7 million.

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

11. SUBSEQUENT EVENTS

On May 8, 2024, the Company declared a cash distribution of $0.69 per share of common stock. The distribution is payable on May 31, 2024 to stockholders of record at the close of business as of May 21, 2024.

The Company has evaluated events and transactions occurring subsequent to March 31, 2024, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2024 (unaudited) and for the year ended December 31, 2023 was as follows:

($ in thousands)	Debt Securities	Equity Securities	CLO Fund Securities	Joint Ventures	Derivatives(1)	Total Portfolio
Fair Value at December 31, 2022 2023 Activity:	$475,165	$21,905	$20,453	$58,955	$-	$576,478
Purchases / originations / draws	51,061	7,867	-	7,564	-	66,492
Pay-downs / pay-offs / sales	(144,645)	(8,770)	(2,097)	(4,999)	-	(160,511)
Net accretion of interest	6,982	-	1,998	-	-	8,980
Net realized gains (losses)	(4,784)	3,334	(25,446)	-	-	(26,896)
Increase (decrease) in fair value	(4,702)	(3,803)	14,060	(2,233)	-	3,322
Fair Value at December 31, 2023	$379,077	$20,533	$8,968	$59,287	$-	$467,865
Purchases / originations / draws	36,283	2,797	-	-	-	39,080
Pay-downs / pay-offs / sales	(28,137)	(503)	(392)	(6,408)	-	(35,440)
Net accretion of interest	720	-	556	-	-	1,276
Net realized gains (losses)	(1,595)	503	(505)	-	-	(1,597)
Increase (decrease) in fair value	(234)	98	(78)	285	-	71
Fair Value at March 31, 2024	$386,114	$23,428	$8,549	$53,164	$-	$471,255
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

The following table shows the Company’s portfolio by security type at March 31, 2024, and December 31, 2023:

($ in thousands)	March 31, 2024 (Unaudited)			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Senior Secured Loan	$364,981	$349,844	74	$356,358	$340,159	73
Junior Secured Loan	52,951	36,270	8	53,888	38,875	8
Senior Unsecured Bond	-	-	-	416	43	0
Equity Securities	34,077	23,428	5	31,280	20,533	4
CLO Fund Securities	8,762	8,549	2	9,103	8,968	2
Asset Manager Affiliates(2)	17,791	-	-	17,791	-	-
Joint Ventures	65,008	53,164	11	71,415	59,287	13
Derivatives	31	-	-	31	-	-
Total	$543,601	$471,255	100%	$540,282	$467,865	100%
(1)
Represents percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2024, and December 31, 2023, were as follows:

($ in thousands)	March 31, 2024 (Unaudited)			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	%(¹)	Cost/Amortized Cost	Fair Value	%(¹)
Aerospace and Defense	$11,134	$11,260	2	$11,130	$11,256	2
Alternative Carriers	-	-	-	971	937	0
Application Software	1,163	1,162	0	-	-	-
Asset Management Company(2)	17,791	-	-	17,791	-	-
Banking, Finance, Insurance & Real Estate	49,725	51,332	11	51,486	53,918	11
Beverage, Food and Tobacco	12,288	11,531	2	12,220	11,444	2
Capital Equipment	10,668	972	0	10,684	1,203	0
Chemicals, Plastics and Rubber	9,498	9,498	2	9,738	9,836	2
CLO Fund Securities	8,762	8,549	2	9,103	8,968	2
Construction & Building	7,718	7,481	2	7,737	7,441	2
Consumer goods: Durable	24,577	21,869	4	16,431	13,898	3
Containers, Packaging and Glass	2,733	2,673	1	2,734	2,665	1
Diversified Financial Services	2,699	2,696	1
Energy: Electricity	671	671	0	671	671	0
Energy: Oil & Gas	6,304	-	-	6,721	100	0
Finance	19,643	19,702	4	18,884	18,972	4
Healthcare & Pharmaceuticals	57,350	56,094	12	59,189	57,224	12
Healthcare, Education and Childcare	6,161	6,150	1	6,175	6,163	1
High Tech Industries	83,452	72,617	15	84,676	73,430	16
Hotel, Gaming & Leisure	8,353	4,034	1	8,358	3,948	1
Interactive Media & Services	2,625	2,639	1	2,663	2,662	1
IT Consulting & Other Services	2,213	2,267	1	2,213	2,259	1
Joint Venture	65,008	53,164	11	71,415	59,287	13
Machinery (Non-Agrclt/Constr/Electr)	11,378	11,975	2	9,836	10,097	2
Media: Broadcasting & Subscription	17,094	14,044	3	16,665	14,618	3
Media: Diversified & Production	748	750	0	1,121	1,125	0
Metals & Mining	9,500	8,051	2	9,000	7,742	2
Retail	9,510	9,029	2	9,334	8,732	2
Services: Business	61,116	59,607	13	58,997	57,168	12
Telecommunications	5,305	4,637	1	5,268	4,389	1
Transportation: Cargo	10,962	9,416	2	11,606	10,303	2
Transportation: Consumer	7,452	7,385	2	7,465	7,409	2
Total	$543,601	$471,255	100%	$540,282	$467,865	100%

(1)
Calculated as a percentage of total portfolio at fair value.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At March 31, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.1% and 12.5%, respectively.

The investment portfolio (excluding our investments in the CLO Funds, Joint Ventures and short-term investments) at March 31, 2024 was spread across 29 different industries and 103 different entities with an average par balance per entity of approximately $3.1 million. As of March 31, 2024, seven of our investments were on non-accrual status. As of December 31, 2023, seven of our investments were on non-accrual status.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or equity securities of large cap public companies. At March 31, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 12.9% and 13.4% of total assets, respectively. The majority of non-qualifying assets were the Company’s investments in Joint Ventures, in the aggregate representing approximately 10.1% and 10.8%, of the total assets as of March 31, 2024 and December 31, 2023, respectively, and our total assets including our investments in CLO Funds, which are typically domiciled outside the U.S., represented approximately 1.6% and 1.6% of total assets on such dates, respectively.

Asset Manager Affiliates

As of March 31, 2024, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of March 31, 2024, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2024 and December 31, 2023, the fair value of the CLO Fund Securities was $8.5 million and $9.0 million, respectively.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in our annual report on Form 10-K for the year ended December 31, 2023.

Our CLO Fund Securities as of March 31, 2024 and December 31, 2023 were as follows:

($ in thousands)			March 31, 2024			December 31, 2023
CLO Fund Securities	Investment	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.	Subordinated Notes	22.2%	$702	$702	22.2%	$1,024	$904
Catamaran CLO 2018-1 Ltd.	Subordinated Notes	24.8%	3,846	3,757	24.8%	3,923	3,923
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8%	246	246	6.8%	424	409
JMP Credit Advisors CLO IV Ltd.	Subordinated Notes	57.2%	715	668	57.2%	683	683
JMP Credit Advisors CLO V Ltd.	Subordinated Notes	57.2%	3,253	3,176	57.2%	3,049	3,049
Total			$8,762	$8,549		$9,103	$8,968
(1)
Represents percentage of class held at March 31, 2024 and December 31, 2023, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture at March 31, 2024 was $13.5 million. The fair value of the Company’s investment in the F3C Joint Venture at December 31, 2023 was $14.3 million.

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

The fair value of our investment in the Great Lakes II Joint Venture at March 31, 2024, was $39.6 million. The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2023, was $45.0 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of March 31, 2024, we have a $10.9 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, we had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2024 and 2023.

Revenue

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$12,621	$14,846
Non-controlled affiliated investments	95	849
Total interest income	$12,716	$15,695
Payment-in-kind income:
Non-controlled/non-affiliated investments	$1,894	$1,527
Non-controlled affiliated investments	112	73
Total payment-in-kind income	$2,006	$1,600
Dividend income:
Non-controlled affiliated investments	$1,653	$1,384
Controlled affiliated investments	-	1,075
Total dividend income	$1,653	$2,459
Fees and other income
Non-controlled/non-affiliated investments	$151	$573
Total fees and other income	$151	$573
Total investment income	$16,526	$20,327

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended March 31, 2024 and 2023 was approximately $16.5 million and 20.3 million, respectively.

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

The majority of investment income is attributable to interest income on our Debt Securities Portfolio. For the three months ended March 31, 2024 and 2023, approximately $14.2 million and $16.7 million, respectively, of investment income was attributable to interest income on our Debt Securities Portfolio.

At March 31, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.1% and 12.5%, respectively.

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

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest from investments in debt excluding accretion	$12,088	$14,105
Purchase discount accounting	73	1,042
PIK Investment Income	2,006	1,600
CLO Income	555	548
JV Income	1,653	2,459
Service Fees	151	573
Investment Income	$16,526	$20,327
Less : Purchase discount accounting	$(73)	$(1,042)
Core Investment Income	$16,453	$19,285

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

Investment Income on Investments in CLO Fund Securities. For the three months ended March 31, 2024 and 2023, approximately $0.6 million and $0.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended March 31, 2024 and 2023, we recognized $1.7 million and $2.5 million, respectively, in investment income from our investments in Joint Ventures. As of March 31, 2024, and December 31, 2023, the fair value of our investments in Joint Ventures was approximately $53.2 million and $59.3 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. For the three months ended March 31, 2024 and 2023, approximately $0.2 million and $0.6 million, respectively, of investment income was attributable to Capital Structuring Fees.

Expenses

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
EXPENSES
Management fees	$1,729	$1,953
Performance-based incentive fees	1,234	1,808
Interest and amortization of debt issuance costs	5,725	6,332
Professional fees	766	603
Administrative services expense	356	671
Other general and administrative expenses	490	431
Total expenses	$10,300	$11,798

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
Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2024 and 2023 were approximately $1.7 million and $2.0 million, respectively. Incentive fees for the three months ended March 31, 2024 and 2023 were approximately $1.2 million and $1.8 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended March 31, 2024 and 2023, interest expense and amortization on debt issuance costs and discount for the period was approximately $5.7 million and $6.3 million, respectively, on average debt outstanding of $310.5 million and $364.6 million, respectively

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

Total expenses for the three months ended March 31, 2024 and 2023 were approximately $10.3 million and $11.8 million, respectively. The decrease in total expenses for the three months ended March 31, 2024, in comparison to the prior year was primarily driven by the decrease in assets under management.

For the three months ended March 31, 2024 and 2023, professional fees totaled approximately $0.8 million and $0.6 million, respectively.

For the three months ended March 31, 2024 and 2023, administrative services expense was approximately $0.4 million and $0.7 million, respectively.

Other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) on investments represents the change in net assets before net change in unrealized appreciation or depreciation on investments. For the three months ended March 31, 2024, net investment income and net realized gains (losses) on investments were approximately $4.2 million, or $0.45 per basic and diluted share. For the three months ended March 31, 2023, net investment income and net realized gains (losses) on investments were approximately $5.4 million, or $0.57 per basic and diluted share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses on investments and change in unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the three months ended March 31, 2024, GAAP-basis net investment income was approximately $6.2 million, or $0.67 per basic and diluted share, while tax-basis distributable income was approximately $6.8 million, or $0.73 per basic and diluted share. For the three months ended March 31, 2023, GAAP-basis net investment income was approximately $8.5 million, or $0.89 per basic and diluted share, while tax-basis distributable income was approximately $7.0 million, or $0.74 per basic and diluted share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(659)	$(3,057)
Non-controlled affiliated investments	140	(311)
Controlled affiliated investments	590	(2,592)
Total net change in unrealized gain (loss) from investment transactions	$71	$(5,960)

During the three months ended March 31, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $0.1 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately ($0.1) million on CLO Fund Securities, $0.1 million on equity securities, $0.3 million on our Joint Ventures investments, and ($0.2) million on our debt securities. During the three months ended March 31, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately ($6.0) million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $2.6 million on CLO Fund Securities, ($2.1) million on equity securities, ($2.8) million on our Joint Ventures investments, and ($3.7) million on our debt securities.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2024, was $4.5 million, or $0.48 per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2023, was $0.1 million, or $0.01 per basic and diluted share.

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

As of March 31, 2024 and December 31, 2023 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	March 31, 2024	December 31, 2023
Cash and cash equivalents	$20,829	$26,912
Restricted Cash	18,775	44,652
Senior Secured Loan	349,844	340,159
Junior Secured Loan	36,270	38,875
Senior Unsecured Bond	-	43
Equity Securities	23,428	20,533
CLO Fund Securities	8,549	8,968
Asset Manager Affiliates	-	-
Joint Ventures	53,164	59,287
Derivatives	-	-
Total	$510,859	$539,429

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2024, we had approximately $291.7 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 171%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2024, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

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

At March 31, 2024, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes”) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the par value of the 2018-2 Subordinated Notes and $18.3 million of the par value of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25 million unfunded Class A-1 R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated. During the first quarter of 2021, the Company redeemed approximately $88.0 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million. During 2023, the Company redeemed approximately $52.5 million of the par value of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million.

During the three months ended March 31, 2024, the Company redeemed approximately $34.0 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.2 million.

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

The following table sets forth the quarterly distributions paid by us since 2021.

	Distribution	Declaration Date	Record Date	Pay Date
2024:
First quarter	$0.69	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$0.69
2023:
Fourth quarter	$0.69	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42

Stock Repurchase Program

On March 6, 2023, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2024, the Company repurchased 51,015 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $1.0 million. During the three months ended March 31, 2023, the Company repurchased 35,613 shares under the Stock Repurchase program at an aggregate cost of approximately $0.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2024, and December 31, 2023, we had approximately $33.3 million and $28.6 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of March 31, 2024, we had a $10.9 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2024 :

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$291,651	$—	$200,000	$—	$91,651

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2024, seven of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of March 31, 2024, approximately 91.1% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 79.5% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2024, we had $291.7 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.9%, of which $108.0 million par value had a fixed rate and $183.7 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,731	$3,461	$5,192
Decrease in interest rate	$(1,693)	$(3,368)	$(5,042)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.7 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.5 million and $5.2 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $1.7 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $3.4 million and $5.0 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Adviser pursuant to valuation procedures approved by our Board. Investments for which market quotations are generally readily available are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Adviser under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

The Adviser has engaged an independent valuation firm to provide third party valuation consulting services. Each quarter, the independent valuation firm will perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2024, the parties in the Delaware Action entered into a stipulation of settlement pursuant to which all claims will be dismissed with prejudice, subject to approval by the Court. The Company will not be responsible for paying any portion of the settlement amount, either directly or through indemnification of former officers or directors of HCAP. A settlement hearing is scheduled for July 2, 2024.

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 31, 2024 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three months ended March 31, 2024, except as previously reported by us on our current reports on Form 8-K. We issued a total of 0 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three months ended March 31, 2024. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2024, no shares of our common stock were issued under our DRIP. For the three months ended March 31, 2024, the aggregate value of the shares of our common stock issued under our DRIP was $0.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
January 1-March 31, 2024	38,735	$18.58	38,735	$5,600

February 1-February 28, 2024	5,657	$19.01	5,657	$5,493

March 1-March 31, 2024	6,623	$18.90	6,623	$9,875

Total, March 31, 2024	51,015		51,015
(1)
On March 6, 2023, the Board of Directors of the Company approved a $10 million stock repurchase program for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we were party including any restrictions under the 1940 Act and in the indentures for our debt securities. On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions in the 1940 Act or the indenture for our 4.875% Notes due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION

Date: May 8, 2024	By	/s/ Ted Goldthorpe
Ted Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *