Form 10-Q
period 2024-06-30
Portman Ridge Finance Corp
filed 2024-08-08
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 814-00735

Portman Ridge Finance Corporation

(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

650 Madison Avenue, 3rd Floor

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

The number of outstanding shares of common stock of the registrant as of August 2, 2024 was 9,244,024.

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
•
an economic downturn could have a material adverse effect on our portfolio companies’ results of operations and financial condition, which could lead to a loss on some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition; and
•
the timing, form and amount of any dividend distributions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost: 2024 - $409,486; 2023 - $426,630)	$370,359	$398,325
Non-controlled affiliated investments (amortized cost: 2024 - $62,769; 2023 - $55,611)	60,464	55,222
Controlled affiliated investments (cost: 2024 - $50,428; 2023 - $58,041)	13,547	14,318
Total Investments at Fair Value (cost: 2024 - $522,683; 2023 - $540,282)	$444,370	$467,865
Cash and cash equivalents	9,813	26,912
Restricted cash	26,826	44,652
Interest receivable	4,659	5,162
Receivable for unsettled trades	—	573
Due from affiliates	1,544	1,534
Other assets	1,599	2,541
Total Assets	$488,811	$549,239
LIABILITIES
2018-2 Secured Notes (net of discount of: 2024 - $414; 2023 - $712)	$84,656	$124,971
4.875% Notes Due 2026 (net of discount of: 2024 - $974; 2023 - $1,225; net of deferred financing costs of: 2024 - $430; 2023 - $561)	106,596	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2024 - $609; 2023 - $775)	91,391	91,225
Payable for unsettled trades	37	520
Accounts payable, accrued expenses and other liabilities	2,700	4,252
Accrued interest payable	3,537	3,928
Due to affiliates	411	458
Management and incentive fees payable	3,054	4,153
Total Liabilities	$292,382	$335,721
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,951,485 issued, and 9,260,495 outstanding at June 30, 2024, and 9,943,385 issued, and 9,383,132 outstanding at December 31, 2023	$93	$94
Capital in excess of par value	715,488	717,835
Total distributable (loss) earnings	(519,152)	(504,411)
Total Net Assets	$196,429	$213,518
Total Liabilities and Net Assets	$488,811	$549,239
Net Asset Value Per Common Share	$21.21	$22.76

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,913	$14,786	$24,534	$29,632
Non-controlled affiliated investments	312	626	407	1,475
Total interest income	$12,225	$15,412	$24,941	$31,107
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	$2,018	$859	$3,912	$2,386
Non-controlled affiliated investments	183	107	295	180
Total payment-in-kind income	$2,201	$966	$4,207	$2,566
Dividend income:
Non-controlled affiliated investments	$1,800	$1,864	$3,453	$3,248
Controlled affiliated investments	—	465	—	1,540
Total dividend income	$1,800	$2,329	$3,453	$4,788
Fees and other income
Non-controlled/non-affiliated investments	$111	$905	$262	$1,478
Non-controlled affiliated investments	—	14	—	14
Total fees and other income	$111	$919	$262	$1,492
Total investment income	$16,337	$19,626	$32,863	$39,953
EXPENSES
Management fees	$1,680	$1,869	$3,409	$3,822
Performance-based incentive fees	1,374	1,680	2,608	3,488
Interest and amortization of debt issuance costs	5,365	6,372	11,091	12,704
Professional fees	631	699	1,397	1,302
Administrative services expense	361	659	717	1,330
Other general and administrative expenses	449	432	939	863
Total expenses	$9,860	$11,711	$20,161	$23,509
NET INVESTMENT INCOME	$6,477	$7,915	$12,702	$16,444
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	$(694)	$(5,267)	$(2,335)	$(8,352)
Non-controlled affiliated investments	—	(1,124)	—	(1,124)
Controlled affiliated investments	(6,228)	(80)	(6,644)	(80)
Net realized gain (loss) on investments	$(6,922)	$(6,471)	$(8,979)	$(9,556)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(10,163)	$(5,478)	$(10,822)	$(8,535)
Non-controlled affiliated investments	(2,055)	766	(1,915)	455
Controlled affiliated investments	6,252	536	6,842	(2,056)
Net change in unrealized gain (loss) on investments	$(5,966)	$(4,176)	$(5,895)	$(10,136)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	$78	$(164)	$537	$407
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	$(12,810)	$(10,811)	$(14,337)	$(19,285)
Net realized gain (loss) on extinguishment of debt	$(39)	$(218)	$(252)	$(218)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,372)	$(3,114)	$(1,887)	$(3,059)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.69)	$(0.33)	$(0.20)	$(0.32)
Net Investment Income Per Common Share:
Basic and Diluted:	$0.70	$0.83	$1.36	$1.72
Weighted Average Shares of Common Stock Outstanding — Basic and Diluted	9,293,687	9,541,722	9,319,272	9,548,424

(1)
During the six months ended June 30, 2024, the Company received $0.1 million of non-recurring fee income that was paid in-kind and included in this financial statement line item. During the six months ended June 30, 2023, the Company received $0.3 million of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income	$6,477	$7,915	$12,702	$16,444
Net realized gain (loss) on investments	(6,922)	(6,471)	(8,979)	(9,556)
Net realized gain (loss) from extinguishment of debt	(39)	(218)	(252)	(218)
Net change in unrealized appreciation (depreciation) on investments	(5,966)	(4,176)	(5,895)	(10,136)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	78	(164)	537	407
Net increase (decrease) in net assets resulting from operations	$(6,372)	$(3,114)	$(1,887)	$(3,059)

Stockholder distributions:
Distributions declared	$(6,411)	$(6,579)	$(12,854)	$(13,074)
Net decrease in net assets resulting from stockholder distributions	$(6,411)	$(6,579)	$(12,854)	$(13,074)

Capital share transactions:
Stock issued under dividend reinvestment plan	$158	$153	$158	$368
Stock repurchases	(1,553)	(553)	(2,506)	(1,345)
Net increase (decrease) in net assets resulting from capital share transactions	$(1,395)	$(400)	$(2,348)	$(977)

Net assets at beginning of period	$210,607	$225,106	$213,518	$232,123
Net assets at end of period	$196,429	$215,013	$196,429	$215,013
Net asset value per common share	$21.21	$22.54	$21.21	$22.54
Common shares outstanding at end of period	9,260,495	9,537,236	9,260,495	9,537,236

(1)
Refer to Note 9 “Stockholders' Equity” for additional information on changes in components of Stockholders' Equity

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(1,887)	$(3,059)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gain) loss on investment transactions	8,979	9,646
Net change in unrealized (appreciation) depreciation on investments	5,895	10,136
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(537)	-
Purchases of investments	(51,093)	(23,170)
Proceeds from sales and redemptions of investments	67,576	76,575
Net accretion of investments	(2,657)	(4,349)
Amortization of debt issuance costs	595	598
Net realized (gain) loss on extinguishment of debt	252	218
Net payment-in-kind income	(4,207)	(2,566)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	573	(360)
(Increase) decrease in interest receivable	503	(310)
(Increase) decrease in due from affiliates	(10)	(966)
(Increase) decrease in other assets	(268)	(78)
Increase (decrease) in payable for unsettled trades	(483)	(854)
Increase (decrease) in accrued interest payable	(391)	(104)
Increase (decrease) in management and incentive fees payable	(1,099)	5
Increase (decrease) in due to affiliates	(47)	121
Increase (decrease) in accounts payable and accrued expenses	(805)	(626)
Net cash provided by (used in) operating activities	$20,889	$60,857
FINANCING ACTIVITIES:
Stock repurchase program	(2,506)	(1,345)
Distributions to stockholders	(12,696)	(12,706)
Repayment of 2018-2 Secured Notes	(40,612)	(30,491)
Repayment of Revolving Credit Facilities	—	(37,500)
Borrowings from Revolving Credit Facilities	—	23,500
Net cash provided by (used in) financing activities	$(55,814)	$(58,542)
CHANGE IN CASH AND RESTRICTED CASH	$(34,925)	$2,315
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	71,564	33,131
CASH AND RESTRICTED CASH, END OF PERIOD	$36,639	$35,446
Amounts per balance sheet:
Cash and cash equivalents	$9,813	$20,254
Restricted cash	26,826	15,192
Total Cash and Restricted cash	$36,639	$35,446
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$10,887	$12,210
Reinvestment of distributions	$158	$368

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 188.5%
First Lien/Senior Secured Debt - 159.3%
Accordion Partners LLC	Finance	11.35%	SOFR + 6.00%	0.75%	8/29/2029	9,425	$9,282	$9,398	(13)
Accordion Partners LLC (Revolver)	Finance	11.57%	SOFR + 6.25%	0.75%	8/31/2028	765	741	760	(20)
Accurate Background, LLC	Services: Business	11.60%	SOFR + 6.00%	1.00%	3/26/2029	4,390	4,176	4,302	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	5.00% PIK	—	4/14/2027	14,390	14,390	13,941	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	11.72%	SOFR + 6.40%	1.00%	7/22/2027	985	974	971	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	12.48%	SOFR + 6.25%, 0.75% PIK	1.00%	10/6/2026	4,863	4,816	4,802	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	11.72%	SOFR + 6.25%	1.00%	10/6/2026	1,004	996	992
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	15.21%	SOFR + 4.50%, 5.25% PIK	3.25%	6/30/2027	3,835	3,828	3,860	(13)
Ancile Solutions, Inc.	High Tech Industries	15.61%	SOFR + 10.00%	1.00%	6/11/2026	6,165	6,097	6,196	(13)
Anthem Sports & Entertainment Inc.	Media: Broadcasting & Subscription	15.10%	SOFR + 9.50%, 12.10% PIK	1.00%	11/15/2026	13,618	13,484	9,754	(13)
Anthem Sports & Entertainment Inc. (Revolver)	Media: Broadcasting & Subscription	15.10%	SOFR + 9.50%, 12.10% PIK	1.00%	11/15/2026	1,151	1,138	801	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media: Broadcasting & Subscription	15.07%	SOFR + 9.50%, 12.10% PIK	1.00%	6/30/2024	563	563	403
Appfire Technologies, LLC	High Tech Industries	10.23%	SOFR + 4.75%	—	3/9/2028	5,863	5,858	5,863	(13)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	11.08%	SOFR + 5.75%	—	7/1/2029	12,544	11,962	12,034	(13)
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	9.84%	SOFR + 4.50%	—	7/1/2027	1,087	1,087	989	(20)
Bradshaw International Parent Corp.	Consumer goods: Durable	11.19%	SOFR + 5.75%	1.00%	10/21/2027	495	488	490	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	—	SOFR + 5.75%	1.00%	10/21/2026	—	(23)	(9)	(20)
Bristol Hospice	Healthcare & Pharmaceuticals	11.19%	SOFR + 5.75%	1.00%	12/22/2026	2,792	2,773	2,746	(13)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	13.21%	SOFR + 6.50%, 1.00% PIK	1.00%	9/30/2024	9,704	9,705	9,704	(13)
CB MIDCO, LLC	Consumer goods: Durable	11.19%	SOFR + 5.75%	1.00%	9/27/2027	3,782	3,762	3,563	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	11.08%	SOFR + 5.75%	—	5/8/2030	3,500	3,457	3,456	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.75%	—	5/8/2030	—	(6)	(6)	(20)
Cenexel Clinical Research, Inc.	Healthcare & Pharmaceuticals	11.21%	SOFR + 5.75%	1.00%	11/8/2025	5,773	5,750	5,760	(13)
Centric Brands Inc. (TL)	Machinery (Non-Agrclt/Constr/Electr)	12.84%	SOFR + 5.50%, 2.00% PIK	1.00%	8/6/2029	3,689	3,689	3,689	(13)
Centric Brands Inc. (TLA1)	Machinery (Non-Agrclt/Constr/Electr)	13.34%	SOFR + 8.00%, 12.34% PIK	1.00%	2/6/2031	3,934	3,934	3,934	(13)
Centric Brands Inc. (TLA2)	Machinery (Non-Agrclt/Constr/Electr)	13.34%	SOFR + 8.00%, 12.34% PIK	1.00%	2/6/2031	3,240	3,240	3,240	(13)
Colonnade Intermediate, LLC	Services: Business	12.40%	SOFR + 7.00%	1.00%	4/27/2024	7,167	7,167	5,381	(13)(20)
Colonnade Intermediate, LLC (Super Priority)	Services: Business	10.44%	SOFR + 5.00%	1.00%	7/31/2024	656	641	641	(20)
Colonnade Intermediate, LLC (Revolver)	Services: Business	14.50%	Prime + 7.50%	1.00%	4/27/2024	685	685	515	(13)
Critical Nurse Staffing, LLC	Healthcare & Pharmaceuticals	11.99%	SOFR + 6.50%	1.00%	10/30/2026	12,011	11,881	12,011	(13)
Critical Nurse Staffing, LLC (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.75%	1.00%	10/30/2026	—	(35)	—	(20)
Datalink, LLC	Healthcare & Pharmaceuticals	12.14%	SOFR + 6.75%	1.00%	11/23/2026	2,678	2,648	2,545	(13)
Dentive, LLC	Healthcare & Pharmaceuticals	12.14%	SOFR + 6.75%	0.75%	12/26/2028	2,349	2,298	2,286	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 7.00%	0.75%	12/23/2028	—	(5)	(5)	(20)
Dodge Data & Analytics LLC	Construction & Building	10.23%	SOFR + 4.75%	0.50%	2/10/2029	1,470	1,455	1,098	(13)(15)
Florida Food Products, LLC	Beverage, Food and Tobacco	10.43%	SOFR + 5.00%	0.75%	10/18/2028	6,858	6,735	5,981	(13)(15)
Fortis Payment Systems, LLC	Diversified Financial Services	11.18%	SOFR + 5.75%	1.00%	2/13/2026	2,782	2,733	2,756	(13)(20)
Franchise Group, Inc.	Retail	10.36%	SOFR + 4.75%	0.75%	3/10/2026	2,900	2,892	2,215	(13)(15)
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	13.67%	SOFR + 8.36%, 1.00% PIK	—	6/30/2025	6,632	5,901	3,988
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	11.59%	SOFR + 8.37%	—	6/30/2025	51	45	30
H.W. Lochner, Inc.	Services: Business	11.71%	SOFR + 6.25%	1.00%	7/2/2027	14,588	14,441	14,288	(13)
H.W. Lochner, Inc. (Revolver)	Services: Business	11.73%	SOFR + 6.25%	1.00%	7/2/2027	8,000	7,920	7,836
H-CA II, LLC	Banking, Finance, Insurance & Real Estate	16.00%	—	—	4/1/2024	1,808	1,808	1,808
HDC/HW Intermediate Holdings, LLC - Term Loan A	High Tech Industries	9.10%	SOFR + 1.00%, 2.50% PIK	—	6/21/2026	5,561	4,708	5,082	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan B	High Tech Industries	—	—	—	6/21/2026	3,851	940	—	(5)(13)
Help Systems Holdings, Inc.	High Tech Industries	9.43%	SOFR + 4.00%	0.75%	11/19/2026	1,964	1,861	1,774	(13)(15)
Hollander Intermediate LLC	Consumer goods: Durable	14.21%	SOFR + 8.75%	2.00%	9/19/2026	5,505	5,409	5,086	(13)
IDC Infusion Services LLC	Healthcare & Pharmaceuticals	11.85%	SOFR + 6.50%	1.00%	7/7/2028	2,913	2,847	2,865	(13)(20)
Ivanti Software, Inc.	High Tech Industries	9.81%	SOFR + 4.25%	0.75%	12/1/2027	982	831	785	(13)(15)
JO ET Holdings Limited	Telecommunications	11.34%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	2,290	2,270	2,335	(3)(7)
Keg Logistics LLC	Services: Business	11.49%	SOFR + 6.00%	1.00%	11/23/2027	11,938	11,837	11,755	(13)
Keg Logistics LLC (Revolver)	Services: Business	11.67%	SOFR + 6.75%	1.00%	11/23/2027	872	859	859
Lifescan Global Corporation	Healthcare & Pharmaceuticals	11.93%	SOFR + 6.50%	1.00%	12/31/2026	2,273	2,174	1,093	(13)(15)
Luminii LLC	Construction & Building	12.65%	SOFR + 7.35%	1.00%	4/11/2025	5,903	5,903	5,903	(13)
Luminii LLC (Revolver)	Construction & Building	12.65%	SOFR + 7.35%	1.00%	4/11/2025	343	343	343	(13)(20)
MAG DS Corp.	Aerospace and Defense	10.93%	SOFR + 5.50%	1.00%	4/1/2027	3,644	3,377	3,531	(13)
Money Transfer Acquisition Inc.	Finance	13.69%	SOFR + 8.25%	1.00%	12/14/2027	8,672	8,552	8,494	(13)
Morae Global Corporation	IT Consulting & Other Services	13.47%	SOFR + 8.00%	2.00%	10/26/2026	2,249	2,135	2,195	(13)

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Morae Global Corporation (Revolver)	IT Consulting & Other Services	—	SOFR + 8.00%	2.00%	10/26/2026	—	$(9)	$(5)	(20)
MSM Acquisitions, Inc.	Services: Business	11.35%	SOFR + 6.00%	1.00%	12/9/2026	9,902	9,868	9,357	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	10.41%	SOFR + 5.00%	0.50%	4/11/2029	2,475	2,266	2,336	(13)(15)
Netwrix Corporation	High Tech Industries	10.35%	SOFR + 5.00%	0.75%	6/9/2029	4,270	4,252	4,219	(13)
Netwrix Corporation (Revolver)	High Tech Industries	—	SOFR + 5.00%	0.75%	6/9/2029	—	(8)	(14)	(20)
One Stop Mailing LLC	Transportation: Consumer	11.71%	SOFR + 6.25%	1.00%	4/29/2027	7,510	7,438	7,510	(13)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	11.82%	SOFR + 6.50%	1.00%	10/20/2029	1,301	1,271	1,286	(20)
Pomeroy Technologies, LLC (Senior A)	High Tech Industries	—	—	—	4/4/2026	1,813	1,649	—	(5)
Pomeroy Technologies, LLC (Senior B)	High Tech Industries	—	—	—	4/4/2026	1,650	1,542	—	(5)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	10.00% PIK	—	—	4/4/2026	444	442	429
Pomeroy Technologies, LLC (Super Senior B)	High Tech Industries	9.00% PIK	—	—	4/4/2026	1,319	1,313	1,113
Premier Imaging, LLC	Healthcare & Pharmaceuticals	13.60%	SOFR + 8.00%	1.00%	1/2/2025	2,736	2,727	2,437	(13)
Project Castle, Inc.	Transportation: Cargo	10.80%	SOFR + 5.50%	0.50%	6/8/2029	3,035	2,808	2,719	(13)(15)
Project Leopard Holdings, Inc.	High Tech Industries	10.68%	SOFR + 5.25%	0.50%	7/20/2029	5,724	5,435	5,343	(13)(15)
PVHC Holding Corp	Containers, Packaging and Glass	10.98%	SOFR + 5.50%, 0.75% PIK	2.50%	2/17/2027	2,733	2,731	2,679	(13)
Qualtek LLC	High Tech Industries	—	—	—	7/14/2025	4,575	4,473	634	(5)(13)(15)
Qualtek LLC (ABL Exit Facility)	High Tech Industries	10.93%	SOFR + 5.50%	—	7/14/2024	60	60	60	(15)
Qualtek LLC (ABL Revolver)	High Tech Industries	—	—	—	5/31/2024	—	(23)	—	(15)(20)
Radius Aerospace, Inc.	Aerospace and Defense	11.23%	SOFR + 5.75%	—	3/29/2027	6,096	6,084	6,050	(13)
Reception Purchaser, LLC	Transportation: Cargo	11.48%	SOFR + 6.00%	0.75%	3/24/2028	4,416	4,345	3,356	(13)(15)
Riskonnect Parent LLC	Application Software	10.98%	SOFR + 5.50%	0.75%	12/7/2028	1,222	1,165	1,153	(13)(20)
Robertshaw US Holding Corp.	Capital Equipment	15.95%	SOFR + 1.10%, 9.50% PIK	1.00%	9/23/2024	146	139	146
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	9/20/2027	3,150	2,812	2,418
Sundance Holdings Group, LLC	Retail	14.93%	SOFR + 8.00%, 1.50% PIK	—	6/30/2025	6,627	6,626	6,184	(13)
Symplr Software, Inc.	Healthcare & Pharmaceuticals	9.93%	SOFR + 4.50%	0.75%	12/22/2027	1,662	1,659	1,561	(13)(15)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	13.08%	SOFR + 7.75%	1.00%	12/5/2028	2,679	2,596	2,606	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	10.83%	SOFR + 5.50%	1.00%	10/2/2027	9,592	9,606	9,591	(13)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	—	SOFR + 6.00%	1.00%	10/2/2027	—	(2)	—	(20)
Tactical Air Support, Inc.	Aerospace and Defense	13.97%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,676	1,674	(13)(20)
TLE Holdings, LLC	Healthcare, Education and Childcare	10.94%	SOFR + 5.50%	1.00%	6/29/2026	6,147	6,143	6,133	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	13.47%	SOFR + 8.00%	2.00%	6/14/2028	4,624	4,539	4,516	(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 8.00%	2.00%	6/14/2028	—	(6)	(8)	(20)
Wonder Love, Inc.	Media: Diversified & Production	10.33%	SOFR + 5.00%	1.00%	11/18/2024	375	374	375	(13)
Total First Lien/Senior Secured Debt							335,408	312,965
Second Lien/Senior Secured Debt - 16.5%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	3/1/2028	6,343	6,259	5,946
Confluence Technologies, Inc.	Services: Business	11.98%	SOFR + 6.50%	0.50%	7/23/2029	4,000	3,981	3,579	(13)
Dcert Buyer, Inc.	High Tech Industries	12.34%	SOFR + 7.00%	—	2/16/2029	5,400	5,392	4,847	(13)(15)
Global Tel*Link Corporation	Telecommunications	15.44%	SOFR + 10.00%	—	11/29/2026	1,500	1,492	1,449	(13)(15)
Idera, Inc.	High Tech Industries	12.23%	SOFR + 6.75%	0.75%	2/4/2029	4,024	4,000	3,950	(13)
Ivanti Software, Inc.	High Tech Industries	12.81%	SOFR + 7.25%	0.50%	12/1/2028	6,000	5,969	3,948	(13)(15)
Project Leopard Holdings, Inc.	High Tech Industries	13.08%	SOFR + 7.75%	0.50%	7/20/2030	5,000	4,924	4,793
Qualtek LLC	High Tech Industries	—	—	—	1/14/2027	4,338	4,243	—	(5)(13)(15)
Redstone Holdco 2 LP	High Tech Industries	13.21%	SOFR + 7.75%	0.75%	4/16/2029	4,566	4,514	3,744	(13)(15)
Robertshaw US Holding Corp.	Capital Equipment	—	—	—	2/28/2026	3,000	2,976	178	(5)
Total Second Lien/Senior Secured Debt							43,750	32,434
Subordinated Debt - 0.9%
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	—	—	—	5/29/2028	6,258	5,565	1,210	(5)
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Finance	15.00% PIK	—	—	6/30/2028	484	484	483
TRSO II, Inc.	Energy: Oil & Gas	—	—	—	1/24/2025	76	76	—	(5)
Total Subordinated Debt							6,125	1,693
Collateralized Loan Obligations - 3.7%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	43.26%	—	—	4/20/2030	15,161	459	459	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	2.87%	—	—	10/27/2031	10,000	3,629	2,956	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	37.90%	—	—	11/1/2028	3,250	207	216	(3)(7)(10)
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	4.39%	—	—	7/17/2029	18,407	735	615	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	17.61%	—	—	7/17/2030	17,074	3,393	3,108	(3)(7)(10)
Total Collateralized Loan Obligations							8,423	7,354

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock and Units - 3.9%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	$29	$—
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	146,214	4	211	(22)(25)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	12.50% PIK	—	—	—	2,626,574	2,627	2,626	(22)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,067,908	3,068	3,361
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	1,167	1,166	(22)
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							7,174	7,688
Common Stock and Membership Units - 4.2%
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	—	—	464	(22)
Advantage Capital Holdings LLC - Class A Units	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	500	2,171	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	—	—	—	(11)
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	115
Centric Brands, L.P.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	81,770	746	1,394	(13)
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	158,166	258	261	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	382	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	1,111	(3)(7)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	14	866	-	(13)
HDC/HW Holdings, LLC	High Tech Industries	—	—	—	—	148,826	—	—	(13)
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	96,523	1,441	1,333	(13)
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1	87	130
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)
Qualtek LLC	High Tech Industries	—	—	—	—	150,262	1,277	—	(13)(15)
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	1,000	478
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,966	455	386
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	—	(13)
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							8,575	8,225
Derivatives - 0.0%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	—	—	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	—
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							409,486	370,359
Investments in Affiliate Portfolio Companies - 30.8%(17)
First Lien/Senior Secured Debt - 4.0%
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Services: Consumer	13.84%	SOFR + 8.50%	2.00%	5/31/2029	1,688	1,643	1,643	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Services: Consumer	—	—	—	5/31/2029	—	(4)	(4)	(20)
Riddell, Inc.	Consumer goods: Durable	11.33%	SOFR + 6.00%	1.00%	3/29/2029	6,324	6,217	6,211	(13)(20)
Total First Lien/Senior Secured Debt							7,856	7,850
Second Lien/Senior Secured Debt- 2.0%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	4/5/2028	4,500	4,500	3,452
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	1/1/2025	500	500	500
Total Second Lien/Senior Secured Debt							5,000	3,952
Joint Ventures- 20.7%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—	—	39,329	40,745	(7)(9)(20)(26)
Total Joint Ventures							39,329	40,745
Preferred Stock and Units - 3.3%
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	585	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	260	(21)
EBSC Holdings LLC (Riddell, Inc.)	Consumer goods: Durable	10.00% PIK	—	—	—	2,049,315	2,023	2,028	(25)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	10.00% PIK	—	—	—	4,950,000	4,951	2,040	(21)(25)
Princeton Medspa Partners, LLC	Services: Consumer	12.50% PIK	—	—	—	1,000,000	1,000	1,000	(22)(25)
Total Preferred Stock and Units							9,149	6,413

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 0.8%
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	500	$171	$171	(20)(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,264	1,333	(21)
Princeton Medspa Partners, LLC - Warrant	Services: Consumer	—	—	—	—	0.03	—	—	(22)
Total Common Stock and Membership Units							1,435	1,504
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Services: Consumer	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							62,769	60,464
Investments in Controlled Afilliated Portfolio Companies - 6.9%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Capital Equipment	—	—	—	1/31/2023	2,020	1,930	—	(5)
Total Subordinated Debt							1,930	—
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Capital Equipment	—	—	—	—	2,749,997	4,261	—
Total Common Stock and Membership Units							4,261	—
Joint Ventures - 6.9%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	—	26,446	13,547	(7)
Total Joint Ventures							26,446	13,547
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							50,428	13,547
Total Investments - 226.2%							$522,683	$444,370

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2024 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month S rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2024. As noted in the table above, 81.6% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 3.25%.
(2)
Reflects the fair market value of all investments as of June 30, 2024 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $506.5 million. The aggregate gross unrealized appreciation is approximately $37.6 million, the aggregate gross unrealized depreciation is approximately $0.5 million, and the net unrealized depreciation is approximately $37.1 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2024, qualifying assets represent 86.1% of the Company's total assets and non-qualifying assets represent 13.9% of the Company's total assets.
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
(12)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(13)
As of June 30, 2024, this investment is pledged to secure the Company’s debt obligations.
(14)
The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(15)
This investment is classified as Level II.
(16)
This investment is held by the Company's wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Not used.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

(19)
Information related to the Company’s derivatives is presented below as of June 30, 2024:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	—
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(23)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(24)
Percentages are based on net assets as of June 30, 2024.
(25)
The equity investment is income producing.
(26)
The investment is valued at the NAV of the underlying fund.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 186.6%
First Lien/Senior Secured Debt - 157.6%
Accordion Partners LLC	Finance	11.60%	SOFR + 6.25%	0.75%	8/29/2029	9,472	$9,315	$9,468	(13)
Accordion Partners LLC (Revolver)	Finance	0.50%	SOFR + 6.25%	0.75%	8/31/2028	—	(27)	(2)	(20)
Accurate Background, LLC	Services: Business	11.61%	SOFR + 6.00%	1.00%	3/26/2027	4,412	4,162	4,242	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	5.00% PIK	—	4/14/2027	14,036	14,036	13,773	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	11.80%	SOFR + 6.40%	1.00%	7/22/2027	990	977	976	(13)
AIS Holdco, LLC	Banking, Finance, Insurance & Real Estate	10.64%	SOFR + 5.00%	—	8/15/2025	2,223	2,068	2,220	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	12.50%	SOFR + 6.25%, 0.75% PIK	1.00%	10/6/2026	4,869	4,823	4,766	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	12.43%	SOFR + 7.00%	1.00%	10/6/2026	651	641	630	(20)
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	16.47%	SOFR + 5.75%, 5.25% PIK	1.00%	1/1/2025	3,744	3,732	3,768	(13)
Ancile Solutions, Inc.	High Tech Industries	15.65%	SOFR + 10.00%	1.00%	6/11/2026	6,274	6,187	6,305	(13)
Anthem Sports & Entertainment Inc. (Revolver)	Media: Broadcasting & Subscription	15.10%	SOFR + 9.50%	1.00%	11/15/2026	1,084	1,068	910	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media: Broadcasting & Subscription	15.07%	SOFR + 9.50%	1.00%	6/30/2024	547	547	465
Anthem Sports & Entertainment Inc.	Media: Broadcasting & Subscription	15.11%	SOFR + 9.50%, 12.11% PIK	1.00%	11/15/2026	12,880	12,718	10,965	(13)
Appfire Technologies, LLC	High Tech Industries	10.99%	SOFR + 5.50%	1.00%	3/9/2027	5,894	5,887	5,859	(13)
Aventiv Technologies, LLC	Alternative Carriers	10.50%	SOFR + 4.89%	1.00%	11/1/2024	989	971	937
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	9.60%	SOFR + 4.25%	—	7/1/2027	242	242	145	(20)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	11.10%	SOFR + 5.75%	—	7/1/2029	12,608	11,964	12,104	(13)
Bradshaw International Parent Corp.	Consumer goods: Durable	11.21%	SOFR + 5.75%	1.00%	10/21/2027	496	488	482	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	0.50%	SOFR + 5.75%	1.00%	10/21/2026	—	(22)	(25)	(20)
Bristol Hospice	Healthcare & Pharmaceuticals	11.96%	SOFR + 6.50%	1.00%	12/22/2026	2,809	2,785	2,735	(13)
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	12.85%	SOFR + 7.50%	2.00%	1/15/2026	952	946	969	(15)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	13.25%	SOFR + 6.50%, 1.00% PIK	1.00%	9/30/2024	9,738	9,738	9,835	(13)
CB MIDCO, LLC	Consumer goods: Durable	11.21%	SOFR + 5.75%	1.00%	9/27/2027	3,802	3,778	3,525	(13)
Cenexel Clinical Research, Inc.	Healthcare & Pharmaceuticals	11.22%	SOFR + 5.75%	1.00%	11/8/2025	5,773	5,742	5,773	(13)
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	14.87%	SOFR + 2.50%, 7.00% PIK	—	10/9/2025	10,487	9,851	9,976	(13)
Centric Brands Inc. (Revolver)	Machinery (Non-Agrclt/Constr/Electr)	0.75%	SOFR + 2.50%	1.00%	10/9/2024	—	(15)	—	(13)(20)
Colonnade Intermediate, LLC	Services: Business	12.45%	SOFR + 7.00%	1.00%	2/27/2024	7,185	7,184	7,137	(13)
Colonnade Intermediate, LLC (Revolver)	Services: Business	12.60%	SOFR +7.00%	1.00%	2/27/2024	576	576	571	(13)(20)
Colonnade Intermediate, LLC (Revolver)	Services: Business	12.60%	PRIME +7.00%	1.00%	2/27/2024	41	41	41	(13)(20)
Critical Nurse Staffing, LLC	Healthcare & Pharmaceuticals	12.03%	SOFR + 6.50%	1.00%	10/30/2026	12,697	12,533	12,506	(13)
Critical Nurse Staffing, LLC (Revolver)	Healthcare & Pharmaceuticals	0.50%	SOFR + 6.50%	1.00%	10/30/2026	—	(35)	(30)	(20)
Datalink, LLC	Healthcare & Pharmaceuticals	12.21%	SOFR + 6.75%	1.00%	11/23/2026	2,715	2,679	2,715	(13)
Dentive, LLC	Healthcare & Pharmaceuticals	12.35%	SOFR + 7.00%	0.75%	12/26/2028	1,824	1,777	1,786	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	12.39%	SOFR + 7.00%	0.75%	12/23/2028	48	42	44	(20)
Dodge Data & Analytics LLC	Construction & Building	10.25%	SOFR + 4.75%	0.50%	2/10/2029	1,478	1,461	1,165	(13)(15)
ELO Touch Solutions, Inc.	High Tech Industries	11.97%	SOFR + 6.50%	—	12/14/2025	2,049	1,928	1,983	(13)(15)
Florida Food Products, LLC	Beverage, Food and Tobacco	10.44%	SOFR + 5.00%	0.75%	10/18/2028	6,893	6,756	6,048	(13)(15)
Franchise Group, Inc.	Retail	10.44%	SOFR + 4.75%	0.75%	2/25/2026	2,900	2,890	2,350	(7)(13)(15)
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	14.76%	SOFR + 8.36%, 1.00% PIK	—	5/15/2024	6,852	6,124	4,127
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	13.72%	SOFR + 8.36%	—	5/15/2024	51	44	31
H.W. Lochner, Inc.	Services: Business	11.81%	SOFR + 6.25%	1.00%	7/2/2027	14,663	14,491	14,149	(13)
H.W. Lochner, Inc. (Revolver)	Services: Business	11.76%	SOFR + 6.25%	1.00%	7/2/2027	3,858	3,764	3,578	(20)
H-CA II, LLC	Banking, Finance, Insurance & Real Estate	16.00%	—	—	4/1/2024	1,854	1,854	1,854
HDC/HW Intermediate Holdings, LLC (Term Loan A)	High Tech Industries	14.83%	SOFR + 7.50%, 2.00% PIK	1.00%	12/21/2023	7,525	7,087	4,252	(5)(13)
HDC/HW Intermediate Holdings, LLC (Revolver)	High Tech Industries	14.83%	SOFR + 7.50%, 2.00% PIK	1.00%	12/21/2023	773	728	437	(5)(13)
Help Systems Holdings, Inc.	High Tech Industries	9.48%	SOFR + 4.00%	0.75%	11/19/2026	1,974	1,849	1,876	(13)(15)
Hollander Intermediate LLC	Consumer goods: Durable	14.22%	SOFR + 8.75%	2.00%	9/19/2026	5,508	5,395	5,260	(13)
IDC Infusion Services	Healthcare & Pharmaceuticals	11.98%	SOFR + 6.50%	0.50%	7/7/2028	2,928	2,853	2,863	(13)(20)
Intermedia Holdings, INC.	High Tech Industries	11.47%	SOFR + 6.00%	1.00%	7/21/2025	2,613	2,498	2,531	(13)
Ivanti Software, Inc.	High Tech Industries	9.91%	SOFR + 4.25%	0.75%	12/1/2027	987	813	940	(13)
JO ET Holdings Limited	Telecommunications	18.38%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/2026	2,260	2,236	2,254	(3)(7)
Keg Logistics LLC	Services: Business	11.53%	SOFR + 6.00%	1.00%	11/23/2027	11,999	11,882	11,579	(13)

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2023

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Keg Logistics LLC (Revolver)	Services: Business	11.53%	SOFR + 6.00%	1.00%	11/23/2027	872	$859	$842
Lifescan Global Corporation	Healthcare & Pharmaceuticals	11.98%	SOFR + 6.50%	1.00%	12/31/2026	2,381	2,256	1,792	(13)
Lucky Bucks, LLC (Second Out)	Hotel, Gaming & Leisure	13.03%	SOFR + 7.65%	1.00%	10/2/2029	892	892	853	(13)
Lucky Bucks, LLC (First Out)	Hotel, Gaming & Leisure	13.03%	SOFR + 7.65%	1.00%	10/2/2028	469	457	473	(13)
Luminii LLC	Construction & Building	12.74%	SOFR + 7.25%	1.00%	4/11/2025	5,933	5,933	5,933	(13)
Luminii LLC (Revolver)	Construction & Building	12.74%	SOFR + 7.35%	1.00%	4/11/2025	343	343	343	(13)(20)
MAG DS Corp.	Aerospace and Defense	10.95%	SOFR + 5.50%	1.00%	4/1/2027	3,664	3,347	3,520	(13)
Money Transfer Acquisition Inc.	Finance	13.71%	SOFR + 8.25%	1.00%	12/14/2027	9,750	9,596	9,506	(13)
Morae Global Corporation	IT Consulting & Other Services	13.53%	SOFR + 8.00%	2.00%	10/26/2026	2,277	2,138	2,169	(13)
Morae Global Corporation (Revolver)	IT Consulting & Other Services	0.50%	—	2.00%	10/26/2026	—	(11)	(10)	(20)
MSM Acquisitions, Inc.	Services: Business	11.50%	SOFR + 6.00%	1.00%	12/9/2026	9,828	9,787	9,423	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	10.51%	SOFR + 5.00%	0.50%	4/11/2029	2,488	2,257	2,279	(13)(15)
Netwrix Corporation	High Tech Industries	10.39%	SOFR + 5.00%	0.75%	6/9/2029	3,379	3,358	3,364	(13)(20)
Netwrix Corporation (Revolver)	High Tech Industries	0.25%	SOFR + 5.00%	0.75%	6/9/2029	—	(9)	(4)	(20)
One Stop Mailing LLC	Transportation: Consumer	11.72%	SOFR + 6.25%	1.00%	4/29/2027	7,550	7,465	7,409	(13)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	11.99%	SOFR + 6.50%	1.00%	10/20/2029	1,307	1,275	1,287	(13)(20)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	10.00% PIK	—	—	4/4/2026	422	420	398
Pomeroy Technologies, LLC (Super Senior B)	High Tech Industries	9.00% PIK	—	—	4/4/2026	1,261	1,254	1,170
Pomeroy Technologies, LLC (Senior A)	High Tech Industries	5.17% PIK	—	—	4/4/2026	1,766	1,608	1,043
Pomeroy Technologies, LLC (Senior B)	High Tech Industries	7.00% PIK	—	—	4/4/2026	1,593	1,456	193	(5)
Premier Imaging, LLC	Healthcare & Pharmaceuticals	11.61%	SOFR + 6.00%	1.00%	1/2/2025	2,570	2,558	2,471	(13)
Priority Holdings, LLC	High Tech Industries	11.21%	SOFR + 5.75%	1.00%	4/22/2027	5,612	5,590	5,591	(13)
Project Castle, Inc.	Transportation: Cargo	10.90%	SOFR + 5.50%	0.50%	6/8/2029	7,900	7,249	7,018	(13)
Project Leopard Holdings, Inc.	High Tech Industries	10.73%	SOFR + 5.25%	0.50%	7/20/2029	7,920	7,481	7,201	(13)(15)
PVHC Holding Corp	Containers, Packaging and Glass	11.75%	SOFR + 5.50%, 0.75% PIK	2.50%	2/17/2027	2,736	2,734	2,665	(13)
Qualtek LLC	High Tech Industries	15.39%	SOFR + 1.00%, 9.00% PIK	1.00%	7/14/2025	4,373	4,373	4,209	(15)
Radiology Partners, Inc	Healthcare & Pharmaceuticals	10.18%	SOFR + 4.25%	—	7/9/2025	6,966	6,575	5,654	(13)(15)
Radius Aerospace, Inc.	Aerospace and Defense	11.25%	SOFR + 5.75%	1.00%	3/29/2025	6,131	6,111	6,064	(13)
Reception Purchaser, LLC	Transportation: Cargo	11.50%	SOFR + 6.00%	0.75%	3/24/2028	4,439	4,357	3,285	(13)(15)
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	9/20/2027	3,150	2,760	2,528
Sundance Holdings Group, LLC	Retail	23.03%	SOFR + 8.00%, 9.50% PIK	1.00%	5/1/2024	6,528	6,445	6,313	(13)
Symplr Software, Inc.	Healthcare & Pharmaceuticals	9.98%	SOFR + 4.50%	0.75%	12/22/2027	1,670	1,667	1,502	(13)(15)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	13.10%	SOFR + 7.75%	1.00%	12/5/2028	2,759	2,663	2,662	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	10.99%	SOFR + 5.50%	1.00%	10/2/2027	12,092	12,071	12,092	(13)(20)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	0.50%	SOFR + 5.75%	1.00%	10/2/2027	—	(3)	—	(20)
Tactical Air Support, Inc.	Aerospace and Defense	13.96%	SOFR + 8.50%	1.00%	12/22/2028	1,714	1,672	1,671	(13)(20)
TLE Holdings, LLC	Healthcare, Education and Childcare	10.96%	SOFR + 5.50%	1.00%	6/28/2024	6,180	6,175	6,162	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	13.54%	SOFR + 8.00%	2.00%	6/14/2028	3,500	3,404	3,432	(13)(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	13.52%	SOFR + 8.00%	2.00%	6/14/2028	129	122	124	(20)
Wonder Love, Inc.	Media: Diversified & Production	10.35%	SOFR + 5.00%	1.00%	11/18/2024	1,125	1,121	1,124	(13)
Total First Lien/Senior Secured Debt							351,858	336,599
Second Lien/Senior Secured Debt - 17.7%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	3/1/2028	5,909	5,814	5,237	(13)
Confluence Technologies, Inc.	Services: Business	12.00%	SOFR + 6.50%	0.50%	7/23/2029	4,000	3,979	3,605	(13)
Dcert Buyer, Inc.	High Tech Industries	12.36%	SOFR + 7.00%	—	2/16/2029	5,400	5,391	4,941	(13)(15)
Global Tel*Link Corporation	Telecommunications	15.53%	SOFR + 10.00%	—	11/29/2026	1,500	1,491	1,336	(13)(15)
Idera, Inc.	High Tech Industries	12.28%	SOFR + 6.75%	0.75%	2/4/2029	6,000	5,960	5,811	(13)

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2023

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Ivanti Software, Inc.	High Tech Industries	12.91%	SOFR + 7.25%	0.50%	12/1/2028	6,000	$5,965	$4,870	(13)
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	13.97%	SOFR + 8.50%	1.00%	3/5/2027	1,200	1,149	1,131	(13)(15)
Project Leopard Holdings, Inc.	High Tech Industries	13.13%	SOFR + 7.75%	0.50%	7/20/2030	5,000	4,918	4,719	(15)
Qualtek LLC	High Tech Industries	15.39%	SOFR + 1.00%, 9.00% PIK	1.00%	1/14/2027	4,146	4,146	2,913	(13)(15)
Redstone Holdco 2 LP	High Tech Industries	13.22%	SOFR + 7.75%	0.75%	4/16/2029	4,566	4,509	2,831	(13)(15)
Robertshaw US Holding Corp.	Capital Equipment	13.45%	SOFR + 8.00%	1.00%	2/28/2026	3,000	2,992	300
Total Second Lien/Senior Secured Debt							46,314	37,694
Subordinated Debt - 0.6%
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	12.50% PIK	—	—	5/29/2028	6,198	5,568	1,181	(5)
TRSO II, Inc.	Energy: Oil & Gas	1.69% PIK	—	—	1/24/2025	75	75	—	(5)
Total Subordinated Debt							5,643	1,181
Collateralized Loan Obligations - 4.2%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	13.70%	—	—	4/20/2030	15,161	1,024	904	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	25.00%	—	—	10/27/2031	10,000	3,923	3,923	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	25.40%	—	—	11/1/2028	3,250	424	409	(3)(7)(10)
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	19.80%	—	—	7/17/2029	18,407	683	683	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	25.30%	—	—	7/17/2030	17,074	3,049	3,049	(3)(7)(10)
Total Collateralized Loan Obligations							9,103	8,968
Preferred Stock and Units - 3.1%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	29	29
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	146,214	4	195	(22)(25)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	12.50% PIK	—	—	—	2,470,210	2,470	2,733	(13)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,067,908	3,068	3,237
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							5,850	6,518
Common Stock and Membership Units - 3.4%
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	502	2,828	(13)(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
AAPC Holdings, LLC Equity	Healthcare & Pharmaceuticals	—	—	—	—	—	—	493	(22)
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	—	—	57	(11)
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	93
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	36,342	—	121	(13)
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	158,166	258	258	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	174	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	903	(3)(7)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	121,871	866	—	(13)
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	96,523	1,441	1,442	(13)
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1	87	99
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)
Qualtek LLC	High Tech Industries	—	—	—	—	150,262	1,277	—	(13)(15)
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	1,000	425
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,966	455	403
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	69	(13)
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							7,831	7,365

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2023

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Derivatives - 0.0%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	$—	$—	(7)(22)
HDNet Holdco LLC (Anthem Sports & Entertainment Inc.)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)(19)
Total Derivatives							31	—
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							426,630	398,325
Investments in Affiliate Portfolio Companies - 25.9%(17)
Second Lien/Senior Secured Debt - 1.7%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	4/5/2028	4,500	4,500	3,560
Total Second Lien/Senior Secured Debt							4,500	3,560
Joint Ventures - 21.1%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—		44,000	45,012	(7)(9)(20)(26)
Total Joint Ventures							44,000	45,012
Preferred Stock and Units - 2.6%
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	553	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	246	(21)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	4,500,000	4,500	4,182	(25)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Total Preferred Stock and Units							5,675	5,481
Common Stock and Membership Units - 0.5%
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	500	171	171	(20)(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,265	998	(21)
Total Common Stock and Membership Units							1,436	1,169
Total Investments in Affiliate Portfolio Companies							55,611	55,222
Investments in Controlled Afilliated Portfolio Companies - 6.7%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Capital Equipment	17.75% PIK	—	—	1/31/2023	2,020	1,931	—	(5)
Tank Partners Equipment Holdings LLC	Energy: Oil & Gas	10.00% PIK	—	—	2/15/2022	511	416	43	(5)
Total Subordinated Debt							2,347	43
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Capital Equipment	—	—	—	—	2,749,997	4,260	—
Tank Partners Equipment Holdings LLC - Class A	Energy: Oil & Gas	—	—	—	—	49,000	6,228	—	(5)
Total Common Stock and Membership Units							10,488	—
Joint Ventures - 6.7%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—		27,415	14,275	(7)
Total Joint Ventures							27,415	14,275
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—		17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							58,041	14,318
Total Investments - 219.1%							$540,282	$467,865

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

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
(2)
Reflects the fair market value of all investments as of December 31, 2023 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, qualifying assets represent 86.6% of the Company's total assets and non-qualifying assets represent 13.4% of the Company's total assets.
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
(12)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
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
(15)
This investment is classified as Level II.
(16)
This investment is held by the Company's wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2023:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$-

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
(23)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(24)
Percentages are based on net assets as of December 31, 2023.
(25)
The equity investment is income producing, based on rate disclosed.
(26)
The investment is held at the NAV of the underlying fund.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023(4)
Per Share Data:
Net asset value, at beginning of period	$22.76	$24.23
Net investment income(1)	1.36	1.72
Net realized gain (loss) from investments(1)	(0.96)	(1.00)
Net change in unrealized appreciation (depreciation) on investments(1)	(0.63)	(1.06)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.06	0.04
Realized gain (loss) from extinguishment of debt(1)	(0.03)	(0.02)
Net increase (decrease) in net assets resulting from operations	$(0.20)	$(0.32)
Net decrease in net assets resulting from distributions	(1.38)	(1.37)
Accretive effect of common stock repurchases(1)	0.05	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	—
Net asset value, end of period	$21.21	$22.54
Total net asset value return(2)	(0.11)%	(0.43)%
Total market return(3)	15.61%	(6.99)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$18.19	$23.00
Per share market value at end of period	$19.62	$19.99
Shares outstanding at end of period	9,260,495	9,537,236
Net assets at end of period	$196,429	$215,013
Portfolio turnover rate(5)	11.08%	14.09%
Asset coverage ratio	168.91%	163.23%
Ratio of net investment income to average net assets (annualized)	12.35%	14.83%
Ratio of total expenses to average net assets (annualized)	19.60%	21.20%
Ratio of interest expense to average net assets (annualized)	10.78%	11.46%
Ratio of non-interest expenses to average net assets (annualized)	8.82%	9.74%

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
(6)
Includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2024, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies. Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

During the three months ended June 30, 2024, the Company made approximately $13.9 million of investments and had approximately $32.1 million in repayments and sales, resulting in net repayments and sales of approximately $18.2 million for the period. During the three months ended June 30, 2023, the Company made approximately $9.9 million of investments and had approximately $30.8 million in repayments and sales, resulting in net repayment and sales of approximately $20.9 million for the period.

During the six months ended June 30, 2024, the Company made approximately $51.1 million of investments and had approximately $67.6 million in repayments and sales, resulting in net repayment and sales of approximately $16.5 million for the period. During the six months ended June 30, 2023, the Company made approximately $23.2 million of investments and had approximately $76.6 million in repayments and sales, resulting in net repayments and sales of approximately $53.4 million for the period.

As of June 30, 2024, our portfolio consisted of investments in 92 portfolio companies with a fair value of approximately $444.4 million. As of December 31, 2023, our portfolio consisted of investments in 100 portfolio companies with a fair value of approximately $467.9 million.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The accounting standard update clarifies the segment disclosure requirements in Topic 280 and requires public entities to disclose significant segment expenses, provide all annual disclosures about a reportable segment's profit or loss and assets in interim periods, and clarify the reporting of additional measures of segment profit or loss. The amendments aim to improve consistency and comparability in segment reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of adopting this new accounting standard and has concluded that the impact of the adoption will not be material to the consolidated financial statements.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Adviser based on detailed analyses prepared by management and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2024, nine of our debt investments were on non-accrual status with an aggregate amortized cost of $23.3 million and an aggregate fair value of $2.0 million, which represented 4.5% and 0.5% of the investment portfolio, respectively. As of December 31, 2023, seven of our debt investments were on non-accrual status with an aggregate amortized cost of $17.3 million and an aggregate fair value of $6.1 million, which represented 3.2% and 1.3% of the investment portfolio, respectively.

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

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net decrease in net assets resulting from operations – basic and diluted	$(6,372)	$(3,114)	$(1,887)	$(3,059)
Weighted average common stock outstanding – basic and diluted	9,293,687	9,541,722	9,319,272	9,548,424
Net decrease in net assets per share from operations – basic and diluted	$(0.69)	$(0.33)	$(0.20)	$(0.32)

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$343,264	$320,815	72.1%	$351,858	$336,599	71.9%
Second Lien Debt	48,750	36,386	8.2%	50,814	41,254	8.8%
Subordinated Debt	8,055	1,693	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	8,423	7,354	1.7%	9,103	8,968	1.9%
Joint Ventures	65,775	54,292	12.2%	71,415	59,287	12.7%
Equity	30,594	23,830	5.4%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	—	—	31	—	—
Total	$522,683	$444,370	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	June 30, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Aerospace and Defense	$11,137	$11,255	2.5%	$11,130	$11,256	2.4%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Application Software	1,165	1,153	0.3%	—	—	0.0%
Asset Management Company(2)	17,791	—	0.0%	17,791	—	0.0%
Banking, Finance, Insurance & Real Estate	48,313	49,325	11.1%	51,486	53,918	11.5%
Beverage, Food and Tobacco	12,547	11,775	2.6%	12,220	11,444	2.4%
Capital Equipment	10,806	1,435	0.3%	10,684	1,203	0.3%
Chemicals, Plastics and Rubber	9,705	9,704	2.2%	9,738	9,836	2.1%
CLO Fund Securities	8,423	7,354	1.7%	9,103	8,968	1.9%
Construction & Building	7,701	7,344	1.7%	7,737	7,441	1.6%
Consumer goods: Durable	24,447	22,093	5.0%	16,431	13,898	3.0%
Containers, Packaging and Glass	2,731	2,679	0.6%	2,734	2,665	0.6%
Diversified Financial Services	2,733	2,756	0.6%	—	—	0.0%
Energy: Electricity	671	671	0.2%	671	671	0.1%
Energy: Oil & Gas	76	—	0.0%	6,721	100	0.0%
Finance	19,059	19,135	4.3%	18,884	18,972	4.1%
Healthcare & Pharmaceuticals	56,541	55,044	12.4%	59,189	57,224	12.2%
Healthcare, Education and Childcare	6,143	6,133	1.4%	6,175	6,163	1.3%
High Tech Industries	69,749	52,766	11.9%	84,676	73,430	15.7%
Hotel, Gaming & Leisure	7,006	2,543	0.6%	8,358	3,948	0.8%
Interactive Media & Services	2,596	2,606	0.6%	2,663	2,662	0.6%
IT Consulting & Other Services	2,213	2,320	0.5%	2,213	2,259	0.5%
Joint Venture	65,775	54,292	12.2%	71,415	59,287	12.7%
Machinery (Non-Agrclt/Constr/Electr)	11,609	12,257	2.7%	9,836	10,097	2.2%
Media: Broadcasting & Subscription	17,528	13,294	3.0%	16,665	14,618	3.1%
Media: Diversified & Production	374	375	0.1%	1,121	1,125	0.2%
Metals & Mining	9,951	5,992	1.3%	9,000	7,742	1.7%
Retail	9,518	8,399	1.9%	9,334	8,732	1.9%
Services: Business	63,842	60,817	13.7%	58,997	57,168	12.2%
Services: Consumer	2,639	2,639	0.6%	—	—	0.0%
Telecommunications	5,303	4,629	0.9%	5,268	4,389	0.9%
Transportation: Cargo	7,153	6,075	1.4%	11,606	10,303	2.2%
Transportation: Consumer	7,438	7,510	1.7%	7,465	7,409	1.6%
Total	$522,683	$444,370	100.0%	$540,282	$467,865	100.0%

(1)
Not used.
(2)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

The following table details investments in CLO Fund Securities at June 30, 2024 and December 31, 2023:

($ in thousands)		June 30, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$459	$459	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,629	2,956	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	207	216	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	735	615	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	3,393	3,108	57.2%	3,049	3,049	57.2%
Total		$8,423	$7,354		$9,103	$8,968

(1)
Represents percentage of class held at June 30, 2024 and December 31, 2023, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates at June 30, 2024 (dollars in thousands):

Company (1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of June 30, 2024	Principal / Shares at June 30, 2024	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(6)	Common Stock and Membership Units	Energy: Oil & Gas	—	—	—	—	6,228	(6,228)	—	—	—	—
Tank Partners Equipment Holdings, LLC	Subordinated Debt	Energy: Oil & Gas	43	—	—	—	373	(416)	—	—	—	—
ProAir Holdco, LLC(6)	Common Stock and Membership Units	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Subordinated Debt	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	14,275	(969)	—	—	241	—	13,547	27,220	—	—
Total Controlled investments			$14,318	$(969)	$—	$—	$6,842	$(6,644)	$13,547		$—	$—
Non-controlled affiliated investments(5)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	$45,012	$(4,671)	$—	$—	$404	$—	$40,745	$39,329	$—	$3,453
GreenPark Infrastructure, LLC - Series A(6)	Preferred Stock and Units	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(6)	Common Stock and Membership Units	Energy: Electricity	171	—	—	—	—	—	171	500	—	—
Kleen-Tech Acquisition, LLC (6)	Common Stock	Services: Business	998	—	—	—	335	—	1,333	250,000	—	—
Northeast Metal Works LLC - Preferred(6)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(6)	Preferred Stock and Units	Metals & Mining	4,182	450	—	—	(2,592)	—	2,040	4,950,000	235	—
Northeast Metal Works LLC	Subordinated Debt	Metals & Mining	3,560	—	—	—	(108)	—	3,452	4,500	182	—
Northeast Metal Works LLC	Subordinated Debt	Metals & Mining	—	500	—	—	—	—	500	500	15	—
BMP Slappey Holdco, LLC(6)	Preferred Stock and Units	Telecommunications	553	—	—	—	32	—	585	200,000	—	—
BMP Slappey Investment II(6)	Preferred Stock and Units	Telecommunications	246	—	—	—	14	—	260	88,946	—	—
Princeton Medspa Partners, LLC(6)	Preferred Stock and Units	Healthcare & Pharmaceuticals	—	1,000	—	—	—	—	1,000	1,000,000	11	—
Princeton Medspa Partners, LLC - Warrant(6)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(6)	Derivatives	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC ((Princeton Medspa Partners, LLC)(8)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	1,643	—	—	—	—	1,643	1,688	21	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(8)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	(4)	—	—	—	—	(4)	—	—	—
EBSC Holdings LLC (Riddell, Inc.)(6)	Preferred Stock and Units	Consumer goods: Durable	—	2,023	—	—	5	—	2,028	2,049,315	50	—
Riddell, Inc.(8)	First Lien/Senior Secured Debt	Consumer goods: Durable	—	6,211	5	—	(5)	—	6,211	6,324	188	—
Total non-controlled affiliated investments			$55,222	$7,152	$5	$—	$(1,915)	$—	$60,464		$702	$3,453

Total non-controlled affiliated and controlled investments			$69,540	$6,183	$5	$—	$4,927	$(6,644)	$74,011		$702	$3,453

(1)
Fair value of this investment was determined using significant unobservable inputs, unless otherwise noted.
(2)
Non-qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(3)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(4)
Not used.
(5)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(6)
Number of shares held.
(7)
The investment is valued at the NAV of the underlying fund.
(8)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The following table details investments in affiliates at December 31, 2023 (dollars in thousands):

Company(1)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2023	Principal / Shares at December 31, 2023	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Manager Affiliates(2)	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(6)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC	Energy: Oil & Gas	43	—	—	—	—	—	43	511	—	—
Flight Lease VII (4)(6)	Aerospace and Defense	242	(248)	—	—	39	(33)	—	—	—	—
ProAir, LLC(6)	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Venture	18,668	—	—	—	(4,393)	—	14,275	27,220	—	2,184
Total controlled investments		$18,953	$(248)	$—	$—	$(4,354)	$(33)	$14,318		$—	$2,184
Non-controlled affiliated investments(5)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Venture	$40,287	$2,565	$—	$—	$2,160	$—	$45,012	$44,000	$—	$6,764
GreenPark Infrastructure, LLC - Series A(6)	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(6)	Energy: Electricity	171	—	—	—	—	—	171	500	—	—
Kleen-Tech Acquisition, LLC(6)	Services: Business	1,300	—	—	—	(302)	—	998	250,000	—	—
Northeast Metal Works LLC	Metals & Mining	13,445	(4,428)	—	(9,000)	1,107	(1,124)	—	—	377	—
Northeast Metal Works LLC - Preferred(6)	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(6)	Metals & Mining	—	—	—	4,500	(318)	—	4,182	4,500,000	333	—
Northeast Metal Works LLC	Metals & Mining	—	—	—	4,500	(940)	—	3,560	4,500	270	—
BMP Slappey Holdco, LLC(6)	Telecommunications	464	—	—	—	89	—	553	200,000	—	—
BMP Slappey Investment II(6)	Telecommunications	206	—	—	—	40	—	246	88,946	—	—
Surge Hippodrome Partners LP(6)	Services: Business	811	(813)	—	—	(386)	388	—	—	—	—
Surge Hippodrome Holdings LLC(6)	Services: Business	484	(496)	—	—	(325)	337	—	—	—	—
Surge Hippodrome Holdings LLC	Services: Business	5,165	(5,460)	328	—	(33)	—	—	—	675	—
Navex Topco, Inc.	Electronics	7,604	(7,700)	310	—	(214)	—	—	—	804	—
Zest Acquisition Corp.	Healthcare, Education and Childcare	3,390	(3,501)	9	—	102	—	—	—	42	—
Total non-controlled affiliated investments		$73,827	$(19,833)	$647	$—	$980	$(399)	$55,222		$2,501	$6,764

Total non-controlled affiliated and controlled investments		$92,780	$(20,081)	$647	$—	$(3,374)	$(432)	$69,540		$2,501	$8,948

(1)
Fair value of this investment was determined using significant unobservable inputs, unless otherwise noted.
(2)
Non-qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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
(6)
Number of shares held.
(7)
The investment is valued at the NAV of the underlying fund.
(8)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 for additional information on the Company's commitments and contingencies

Investments in Joint Ventures

For the three months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $2.3 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2024 and 2023, the Company recognized $3.5 million and $4.8 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2024 and December 31, 2023, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $54.3 million and $59.3 million, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

The fair value of the Company’s investment in the F3C Joint Venture at June 30, 2024 was $13.5 million. The fair value of the Company’s investment in the F3C Joint Venture at December 31, 2023 was $14.3 million.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2024 was $40.7 million. The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2023 was $45.0 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2024, the Company had a $10.1 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of June 30, 2024 (unaudited) and December 31, 2023, respectively:

	As of June 30, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$28,954	$291,861	$—	$320,815
Second Lien Debt	—	13,988	22,398	—	36,386
Subordinated Debt	—	—	1,693	—	1,693
Equity	—	—	23,830	—	23,830
Collateralized Loan Obligations	—	—	7,354	—	7,354
Joint Ventures	—	—	13,547	40,745	54,292
Derivatives	—	—	—	—	—
Total	$—	$42,942	$360,683	$40,745	$444,370

	As of December 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$47,303	$289,295	$—	$336,598
Second Lien Debt	—	18,022	23,232	—	41,254
Subordinated Debt	—	—	1,225	—	1,225
Equity	—	—	20,533	—	20,533
Collateralized Loan Obligations	—	—	8,968	—	8,968
Joint Ventures	—	—	14,275	45,012	59,287
Derivatives	—	—	—	—	—
Total	$—	$65,325	$357,528	$45,012	$467,865

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at June 30, 2024 was $40.7 million. The fair value of the Company's investment in the Prior Great Lakes Joint Venture at December 31, 2023 was $45.0 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	Six Months Ended June 30, 2024
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateral Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2023	$289,295	$23,232	$1,225	$20,533	$8,968	$14,275	$—	$357,528
Transfers out of Level III¹	(7,018)	—	—	—	—	—	—	(7,018)
Transfers into Level III²	8,034	—	—	—	—	—	—	8,034
Net accretion	1,268	19	—	—	1,081	—	—	2,368
Purchases	51,684	934	944	5,543	—	—	—	59,105
Sales/Paydowns/Return of Capital	(46,292)	(1,976)	(459)	(817)	(938)	(969)	—	(51,451)
Total realized gain (loss) included in earnings	(1,301)	—	(419)	(5,411)	(823)	—	—	(7,954)
Change in unrealized gain (loss) included in earnings	(3,809)	189	402	3,982	(934)	241	—	71
Balance, June 30, 2024	$291,861	$22,398	$1,693	$23,830	$7,354	$13,547	$—	$360,683
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(10,588)	$(2,503)	$(1,974)	$(2,124)	$(935)	$241	$—	$(17,882)

(1)
Transfers out of Level III represent a transfer of $7.0 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2024.
(2)
Transfers into Level III represent a transfer of $8.0 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2024.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	Six Months Ended June 30, 2023
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateral Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$359,648	$50,453	$43	$21,905	$20,453	$18,668	$—	$471,170
Transfers out of Level III¹	(10,599)	—	—	—	—	—	—	(10,599)
Transfers into Level III²	8,278	2,008	—	—	—	—	—	10,286
Net accretion	3,366	269	—	—	1,377	—	—	5,012
Purchases	17,850	448	—	404	—	—	—	18,702
Sales/Paydowns/Return of Capital	(45,320)	(26,707)	5,567	(1,526)	(973)	—	—	(68,959)
Total realized gain (loss) included in earnings	(68)	(1,123)	—	1,175	(9,476)	—	—	(9,492)
Change in unrealized gain (loss) included in earnings	(1,867)	(1,138)	(4,115)	(1,945)	1,615	(2,094)	—	(9,544)
Balance, June 30, 2023	$331,288	$24,210	$1,495	$20,013	$12,996	$16,574	$—	$406,576
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,573)	$(2,178)	$(4,116)	$(933)	$1,615	$(2,094)	$—	$(14,280)

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

As of June 30, 2024 and December 31, 2023, the Company’s Level II portfolio investments were valued by a third-party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $42.9 million and $65.3 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
First Lien Debt	$41,153	Enterprise Value	Average EBITDA Multiple	6.1x - 8.0x (5.3x)
			Expected Sale Proceeds	90.3x
			Average Settlement Value	0.4x - 1.3x (0.2x)
			Takeback Paper Price	$105.0
	241,004	Income Approach	Implied Discount Rate	0.9% - 24.5% (9.3%)
	9,704	Near-term Repayment - Refinancing	Current Payment Terms (Par)	$100.0
Second Lien Debt	178	Enterprise Valuation	Takeback Paper Price	$10.80
	22,220	Income Approach	Implied Discount Rate	8.2% - 20.8% (13.8%)
Subordinated Debt	483	Income Approach	Implied Discount Rate	15.4% - 15.4% (15.4%)
	1,210	Recovery analysis	Average Settlement Value	$47.10
Equity	18,753	Enterprise Value	Average EBITDA Multiple	1.4x - 18.0x (4.1x)
			Average EBITDA Multiple / WACC	0.4x - 3.7x (1.2x)
			Expected Sale Proceeds	90.3x
	4,405	Income Approach	Implied Discount Rate	12.5% - 21.4% (17.1%)
	672	Recent Transaction	Implied Discount Rate	12.4% - 12.4% (12.4%)
Collateralized Loan Obligations	7,354	Discounted Cash Flow	Discount Rate	17.2% - 24.1% (20.4%)
			Probability of Default	1.8% - 2.5% (2.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Joint Ventures	13,547	Discounted Cash Flow	Discount Rate	19.3% - 20.9% (20.1%)
			Probability of Default	2.8% - 3.3% (3.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Derivatives	—	Enterprise Value	Average EBITDA Multiple	2.5x - 2.5x (2.5x)
Total Level III Investments	$360,683

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

As of December 31, 2023, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
First Lien Debt	$8,846	Enterprise Value	Average EBITDA Multiple	0.4x - 0.4x (0.1x)
			Expected Sale Proceeds	97.6x
	275,179	Income Approach	Implied Discount Rate	5.3% - 40.7% (12.4%)
	5,270	Recent Transaction	Implied Discount Rate	13.8% - 14.2% (14.0%)
Second Lien Debt	300	Enterprise Value	Implied Discount Rate	9.5x - 9.5x (9.5x)
	22,932	Income approach	Implied Discount Rate	13.8% - 14.2% (14.0%)
Subordinated Debt	1,225	Enterprise Value	Average Settlement Value	61.0x - 61.0x (61.0x)
			Recovery Rate Multiple	0.1x - 0.1x (0.1x)
Collateralized Loan Obligations	8,968	Discounted Cash Flow	Discount Rate	18.4% - 25.2% (21.1%)
			Probability of Default	1.8% - 2.5% (2.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Joint Ventures	14,275	Discounted Cash Flow	Discount Rate	20.5% - 22.1% (21.3%)
			Probability of Default	2.8% - 3.3% (3.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Equity	19,805	Enterprise Value	Average EBITDA Multiple	5.0x - 18.0x (6.9x)
			Average EBITDA Multiple / WACC	0.4x - 3.7x (1.1x)
			Book Value of Equity	1.0x - 1.6x (1.6x)
	57	Income Approach	Implied Discount Rate	15.0% - 15.0% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.4% - 12.4% (12.4%)
Derivatives	—	Enterprise Value	Average EBITDA Multiple	2.5x - 2.5x (2.5x)
Total Level III Investments	$357,528
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

The following table details derivative investments at June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	1,563	-	-	-
Total	$1,571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

Management fees for the three months ended June 30, 2024 and 2023, were approximately $1.7 million and $1.9 million, respectively. Management fees for the six months ended June 30, 2024 and 2023, were approximately $3.4 million and $3.8 million, respectively. Incentive fees for the three months ended June 30, 2024 and 2023, were approximately $1.4 million and $1.7 million, respectively. Incentive fees for the six months ended June 30, 2024 and 2023, were approximately $2.6 million and $3.5 million, respectively.

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

Administrative services expense for the three months ended June 30, 2024 and 2023, was $0.4 million and $0.7 million, respectively. Administrative services expense for the six months ended June 30, 2024 and 2023, was $0.7 million and $1.3 million, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

6. BORROWINGS

The Company’s debt obligations consist of the following:

($ in thousands)	June 30, 2024	December 31, 2023
2018-2 Secured Notes (net of discount of: 2024 - $414; 2023 - $712)	$84,656	$124,971
4.875% Notes Due 2026 (net of discount of: 2024 - $974; 2023 - $1,225; net of deferred financing costs of: 2024 - $430; 2023 - $561)	106,596	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of: 2024 - $609; 2023 - $775)	91,391	91,225
	$282,643	$322,410

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2024 was 6.9% and 3.1 years, respectively, and as of December 31, 2023 were 7.0% and 3.7 years, respectively.

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

Fair Value of 4.875% Notes due 2026.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $1.0 million and unamortized offering costs of approximately $0.4 million as of June 30, 2024. The fair value of the Company’s outstanding 4.875% Notes due 2026 disclosed, but not carried, was approximately $100.5 million at June 30, 2024. The 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value.

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

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$1,317	$1,317	$2,633	$2,633
Amortization of original issue discount	125	119	249	236
Deferred financing costs	67	64	133	127
Total interest and financing expenses	$1,509	$1,500	$3,015	$2,996
Average outstanding balance	$108,000	$108,000	$108,000	$108,000
Average stated interest rate	4.88%	4.88%	4.88%	4.88%

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

At June 30, 2024, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC disclosed, but not carried, was approximately $92.5 million at June 30, 2024 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

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

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$1,929	$1,845	$3,865	$3,579
Deferred financing costs	83	83	166	166
Total interest and financing expenses	$2,012	$1,928	$4,031	$3,745
Average outstanding balance	$92,000	$92,264	$92,000	$92,014
Average stated interest rate	8.11%	7.71%	8.12%	7.54%

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

2018-2 Secured Notes:

($ in thousands)
June 30, 2024	Amortized Carrying Value	Outstanding Principal at Par	Spread(4)	Rating(1)	Stated Maturity(2)
2018-2 Secured Notes:
Class A-1R-R Notes	$2,871	$2,894	Reference Rate + 1.58%(3)	AAA(sf)	11/20/2029
Class A-1T-R Notes	9,002	8,826	Reference Rate + 1.58%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,681	55,100	Reference Rate + 2.45%	AA (sf)	11/20/2029
Class B-R Notes	18,102	18,250	Reference Rate + 3.17%	A (sf)	11/20/2029
	$84,656	$85,070

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
(4)
Reference Rate is defined as the sum of the Term SOFR Rate plus 0.26161%, or 5.56% as of June 30, 2024.

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
(4)
Reference Rate is defined as the sum of the Term SOFR Rate plus 0.26161%, or 5.63% as of December 31, 2023.

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

During the three and six months ended June 30, 2024, the Company redeemed approximately $6.6 million and $40.6 million, respectively, of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2023, the Company redeemed approximately $23.6 million and $30.5 million, respectively, of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of $0.2 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

At June 30, 2024 and December 31, 2023, the fair value of the 2018-2 Notes approximated their carrying value on the consolidated balance sheets and the 2018-2 Notes were categorized as Level III under the ASC 820 Fair Value Hierarchy.

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 Secured Notes for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$1,798	$2,919	$3,999	$5,894
Amortization of original issue discount	46	25	46	69
Total interest and financing expenses	$1,844	$2,944	$4,045	$5,963
Average outstanding balance	$88,686	$160,908	$99,661	$168,006
Average stated interest rate	8.03%	7.16%	7.97%	6.97%

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of June 30, 2024. The first test compares the amount of interest received on the collateral loans held by 2018-2 CLO to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

As of June 30, 2024, the trustee for the CLO has asserted that the Class A Overcollateralization Test, Class B Overcollateralization, and the EoD Overcollateralization Test were met.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2013	$192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
June 30, 2024(10)	285,070	1,689	—	N/A

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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
(10)
As of June 30, 2024, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facilities of $92,000 and 2018-2 Secured Notes of $85,070.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023

Net increase (decrease) in net assets resulting from operations	$(1,887)	$(3,059)
Tax benefit (provision) on realized and unrealized gains (losses) on investments	(537)	(407)
Net change in unrealized (appreciation) depreciation on investments	5,895	10,136
Net realized gain (loss)	9,231	9,774
Book/tax differences on CLO equity investments	(523)	(860)
Book/tax differences related to mergers and partnership investments	1,052	(1,301)
Other book/tax differences	—	602
Taxable income before deductions for distributions	$13,231	$14,885
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period	$1.42	$1.56

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and six months ended June 30, 2024, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At June 30, 2024, the Company had a net capital loss carryforward of $463.0 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the six months ended June 30, 2024, the taxable subsidiaries’ activity resulted in a benefit for income taxes of $0.5 million. As of June 30, 2024, the taxable subsidiaries have, in aggregate, $0.8 million of net deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2024, and December 31, 2023, the Company had $32.7 million and $28.6 million unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	June 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	Revolver	$765	$1,531
AMCP Pet Holdings, Inc. (Revolver)	Revolving Loan	—	350
Anthem Sports & Entertainment Inc. (Revolver)	Revolver	83	83
BetaNXT, Inc. (Revolver)	Revolver	1,328	2,174
Bradshaw International Parent Corp. (Revolver)	Revolver	922	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Revolver	500	—
Centric Brands Inc. (Revolver)	Revolver	—	1,166
Colonnade Intermediate, LLC (Revolver)	Revolver	—	68
Colonnade Intermediate, LLC (Super Priority)	Delayed Draw Term Loan	101	—
Critical Nurse Staffing, LLC (Revolver)	Revolver	2,000	2,000
Dentive, LLC	Delayed Draw Term Loan	830	430
Dentive, LLC (Revolver)	Revolver	234	186
Fortis Payment Systems, LLC	Delayed Draw Term Loan	711	—
GreenPark Infrastructure, LLC - Series M-1	Common Stock and Membership Units	1,829	1,829
H.W. Lochner, Inc. (Revolver)	Revolver	—	4,142
IDC Infusion Services	Delayed Draw Term Loan	1,065	1,065
Luminii LLC (Revolver)	Revolver	172	172
Morae Global Corporation (Revolver)	Revolver	208	208
Netwrix Corporation (Revolver)	Revolver	1,148	1,148
Netwrix Corporation	Delayed Draw Term Loan	—	941
PhyNet Dermatology LLC	Delayed Draw Term Loan	690	690
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Delayed Draw Term Loan	1,125	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Revolver	188	—
Qualtek LLC (ABL Revolver)	Revolver	761	—
Riddell, Inc.	Delayed Draw Term Loan	636	—
Riskonnect Parent LLC	Delayed Draw Term Loan	5,000	—
Series A-Great Lakes Funding II LLC	Joint Venture	10,145	5,473
TA/WEG Holdings, LLC	Delayed Draw Term Loan	—	758
TA/WEG Holdings, LLC (Revolver)	Revolver	784	784
Tactical Air Support, Inc.	Delayed Draw Term Loan	286	286
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Revolver	387	258
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Delayed Draw Term Loan	761	1,902
Total Unfunded Portfolio Company Commitments		$32,658	$28,566

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2024	$94	$717,835	$(504,411)	$213,518
Net investment income	—	—	6,226	6,226
Net change in unrealized appreciation on investments	—	—	71	71
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	459	459
Distributions to Stockholders	—	—	(6,444)	(6,444)
Reinvested Dividends	—	—	—	—
Stock-repurchase	(1)	(952)	—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607
Net investment income	$—	$—	$6,477	$6,477
Net change in unrealized appreciation on investments	—	—	(5,966)	(5,966)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,961)	(6,961)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	78	78
Distributions to Stockholders	—	—	(6,411)	(6,411)
Reinvested Dividends	—	158	—	158
Stock-repurchase	—	(1,553)	—	(1,553)
Balance, June 30, 2024	$93	$715,488	$(519,152)	$196,429

	For the Six Months Ended June 30, 2023
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2023	$96	$736,784	$(504,757)	$232,123
Net investment income	—	—	8,529	8,529
Net change in unrealized appreciation on investments	—	—	(5,960)	(5,960)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(3,085)	(3,085)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	571	571
Distributions to Stockholders	—	—	(6,495)	(6,495)
Reinvested Dividends	—	215	—	215
Stock-repurchase	—	(792)	—	(792)
Balance, March 31, 2023	$96	$736,207	$(511,197)	$225,106
Net investment income	$—	$—	$7,915	$7,915
Net change in unrealized appreciation on investments	—	—	(4,176)	(4,176)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,689)	(6,689)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(164)	(164)
Distributions to Stockholders	—	—	(6,579)	(6,579)
Reinvested Dividends	—	153	—	153
Stock-repurchase	(1)	(552)	—	(553)
Balance, June 30, 2023	$95	$735,808	$(520,890)	$215,013

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

During the three months ended June 30, 2024 and 2023, the Company issued 4,021 and 7,961 shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2024 and 2023, the Company issued 8,100 and 18,394 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of June 30, 2024 and December 31, 2023, was 9,260,495 and 9,383,132, respectively.

During the three months ended June 30, 2024, the Company repurchased 79,722 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $1.6 million. During the six months ended June 30, 2024, the Company repurchased 130,737 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $2.6 million. During the three months ended June 30, 2023, the Company repurchased 27,081 shares under the Stock Repurchase Program at an aggregate cost of approximately $0.6 million. During the six months ended June 30, 2023, the Company repurchased 62,694 shares under the Stock Repurchase Program at an aggregate cost of approximately $1.3 million.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

11. SUBSEQUENT EVENTS

On July 23, 2024, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement, among other things, (i) provided for a committed increase to the aggregate principal amount of the Revolving Credit Facility in an amount not to exceed $85,000,000, subject to the satisfaction of certain conditions, (ii) provided for a committed seven-day bridge advance in an aggregate principal amount of $18,250,000, subject to the satisfaction of certain conditions, (iii) reduced the applicable margin on the Revolving Credit Facility to 2.50% per annum, (iv) extended the period in which the Company may request advances under the Revolving Credit Facility to August 29, 2026, (v) extended the stated maturity of the Revolving Credit Facility to August 29, 2027, (vi) extended the non-call period under the Revolving Credit Facility to April 29, 2025, and (vii) provided for certain fees to be paid to the administrative agent and the lenders in connection therewith.

On August 8, 2024, the Company declared a cash distribution of $0.69 per share of common stock. The distribution is payable on August 30, 2024 to stockholders of record at the close of business on August 22, 2024.

The Company has evaluated events and transactions occurring subsequent to June 30, 2024, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders.

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

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2024 (unaudited) and for the year ended December 31, 2023, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2022	$401,113	$74,009	$43	$21,905	$20,453	$58,955	$—	$576,478
Purchases / originations / draws	50,109	952	—	7,867	—	7,564	—	66,492
Pay-downs / pay-offs / sales	(117,244)	(32,968)	5,567	(8,770)	(2,097)	(4,999)	—	(160,511)
Net accretion of interest	6,332	650	—	—	1,998	—	—	8,980
Net realized gain (loss) on investments	(3,633)	(1,151)	—	3,334	(25,446)	—	—	(26,896)
Net change in unrealized appreciation (depreciation) on investments	(76)	(239)	(4,387)	(3,803)	14,060	(2,233)	—	3,322
Fair Value at December 31, 2023	$336,601	$41,253	$1,223	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	47,763	1,030	943	4,796	—	768	—	55,300
Pay-downs / pay-offs / sales	(56,484)	(3,176)	(459)	(71)	(938)	(6,408)	—	(67,536)
Net accretion of interest	1,494	82	—	—	1,081	—	—	2,657
Net realized gain (loss) on investments	(1,368)	—	(419)	(5,411)	(823)	—	—	(8,021)
Net change in unrealized appreciation (depreciation) on investments	(7,191)	(2,803)	405	3,983	(934)	645	—	(5,895)
Fair Value at June 30, 2024	$320,815	$36,386	$1,693	$23,830	$7,354	$54,292	$—	$444,370

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

The following table shows the Company’s portfolio by security type as of June 30, 2024, and December 31, 2023:

($ in thousands)	June 30, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$343,264	$320,815	72.1%	$351,858	$336,599	71.9%
Second Lien Debt	48,750	36,386	8.2%	50,814	41,254	8.8%
Subordinated Debt	8,055	1,693	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	8,423	7,354	1.7%	9,103	8,968	1.9%
Joint Ventures	65,775	54,292	12.2%	71,415	59,287	12.7%
Equity	30,594	23,830	5.4%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	—	—	31	—	—
Total	$522,683	$444,370	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2024, and December 31, 2023, were as follows:

($ in thousands)	June 30, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Aerospace and Defense	$11,137	$11,255	2.5%	$11,130	$11,256	2.4%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Application Software	1,165	1,153	0.3%	—	—	0.0%
Asset Management Company(2)	17,791	—	0.0%	17,791	—	0.0%
Banking, Finance, Insurance & Real Estate	48,313	49,325	11.1%	51,486	53,918	11.5%
Beverage, Food and Tobacco	12,547	11,775	2.6%	12,220	11,444	2.4%
Capital Equipment	10,806	1,435	0.3%	10,684	1,203	0.3%
Chemicals, Plastics and Rubber	9,705	9,704	2.2%	9,738	9,836	2.1%
CLO Fund Securities	8,423	7,354	1.7%	9,103	8,968	1.9%
Construction & Building	7,701	7,344	1.7%	7,737	7,441	1.6%
Consumer goods: Durable	24,447	22,093	5.0%	16,431	13,898	3.0%
Containers, Packaging and Glass	2,731	2,679	0.6%	2,734	2,665	0.6%
Diversified Financial Services	2,733	2,756	0.6%	—	—	0.0%
Energy: Electricity	671	671	0.2%	671	671	0.1%
Energy: Oil & Gas	76	—	0.0%	6,721	100	0.0%
Finance	19,059	19,135	4.3%	18,884	18,972	4.1%
Healthcare & Pharmaceuticals	56,541	55,044	12.4%	59,189	57,224	12.2%
Healthcare, Education and Childcare	6,143	6,133	1.4%	6,175	6,163	1.3%
High Tech Industries	69,749	52,766	11.9%	84,676	73,430	15.7%
Hotel, Gaming & Leisure	7,006	2,543	0.6%	8,358	3,948	0.8%
Interactive Media & Services	2,596	2,606	0.6%	2,663	2,662	0.6%
IT Consulting & Other Services	2,213	2,320	0.5%	2,213	2,259	0.5%
Joint Venture	65,775	54,292	12.2%	71,415	59,287	12.7%
Machinery (Non-Agrclt/Constr/Electr)	11,609	12,257	2.7%	9,836	10,097	2.2%
Media: Broadcasting & Subscription	17,528	13,294	3.0%	16,665	14,618	3.1%
Media: Diversified & Production	374	375	0.1%	1,121	1,125	0.2%
Metals & Mining	9,951	5,992	1.3%	9,000	7,742	1.7%
Retail	9,518	8,399	1.9%	9,334	8,732	1.9%
Services: Business	63,842	60,817	13.7%	58,997	57,168	12.2%
Services: Consumer	2,639	2,639	0.6%	—	—	0.0%
Telecommunications	5,303	4,629	0.9%	5,268	4,389	0.9%
Transportation: Cargo	7,153	6,075	1.4%	11,606	10,303	2.2%
Transportation: Consumer	7,438	7,510	1.7%	7,465	7,409	1.6%
Total	$522,683	$444,370	100.0%	$540,282	$467,865	100.0%

(1)
Not used.
(2)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At June 30, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.4% and 12.5%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) at June 30, 2024 was spread across 28 different industries and 75 different portfolio companies with a fair value of approximately $358.9 million and average par balance per entity of approximately $2.6 million. As of June 30, 2024, nine of our investments were on non-accrual status. As of December 31, 2023, seven of our investments were on non-accrual status.

Asset Manager Affiliates

As of June 30, 2024, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of June 30, 2024, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2024 and December 31, 2023, the fair value of the CLO Fund Securities was $7.4 million and $9.0 million, respectively.

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

Our CLO Fund Securities as of June 30, 2024 and December 31, 2023 were as follows:

($ in thousands)		June 30, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$459	$459	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,629	2,956	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	207	216	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	735	615	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	3,393	3,108	57.2%	3,049	3,049	57.2%
Total		$8,423	$7,354		$9,103	$8,968

(1)
Represents percentage of class held at June 30, 2024 and December 31, 2023, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture at June 30, 2024 was $13.5 million. The fair value of the Company’s investment in the F3C Joint Venture at December 31, 2023 was $14.3 million.

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

The fair value of our investment in the Great Lakes II Joint Venture as of June 30, 2024 and December 31, 2023, was $40.7 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of June 30, 2024, we had a $10.1 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, we had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023.

Revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,913	$14,786	$24,534	$29,632
Non-controlled affiliated investments	312	626	407	1,475
Total interest income	12,225	15,412	24,941	31,107
Payment-in-kind income:
Non-controlled/non-affiliated investments	2,018	859	3,912	2,386
Non-controlled affiliated investments	183	107	295	180
Total payment-in-kind income	2,201	966	4,207	2,566
Dividend income:
Non-controlled affiliated investments	1,800	1,864	3,453	3,248
Controlled affiliated investments	—	465	—	1,540
Total dividend income	1,800	2,329	3,453	4,788
Fees and other income:
Non-controlled/non-affiliated investments	111	905	262	1,478
Non-controlled affiliated investments	—	14	—	14
Total fees and other income	111	919	262	1,492
Total investment income	$16,337	$19,626	$32,863	$39,953

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended June 30, 2024 and 2023 was approximately $16.3 million and $19.6 million, respectively. Investment income for the six months ended June 30, 2024 and 2023 was approximately $32.9 million and $40.0 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended June 30, 2024 and 2023, approximately $13.9 million and $15.5 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the six months ended June 30, 2024 and 2023, approximately $28.1 million and $32.3 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

At June 30, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 12.4% and 12.5%, respectively.

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

Investment income is comprised of coupon interest, accretion of discount and accelerated accretion resulting from paydowns and other revenue earned from operations. Recent acquisitions of GARS (October 2020) and HCAP (June 2021) have had a significant positive impact on earnings as a result of amortization of purchase discount established at the time of the merger. The table below illustrates that impact:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income, excluding CLO income and purchase discount accretion	$11,589	$14,156	$23,675	$28,261
Purchase discount accretion	112	427	185	1,469
PIK Income	2,201	966	4,207	2,566
CLO Income	524	829	1,081	1,377
JV Income	1,800	2,329	3,453	4,788
Fees and other income	111	919	262	1,492
Investment Income	$16,337	$19,626	$32,863	$39,953
Less: Purchase discount accretion	$(112)	$(427)	$(185)	$(1,469)
Core Investment Income	$16,225	$19,199	$32,678	$38,484

Core investment income excludes the impact of purchase discount accretion in connection with the GARS and HCAP mergers which is investment income as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), excluding the impact of purchase discount accretion associated with the GARS and HCAP mergers. We believe presenting investment income excluding the impact of the GARS and HCAP merger-related purchase discount amortization and the related per share amount is useful and appropriate supplemental disclosure for analyzing our financial performance due to the unique circumstance giving rise to the purchase accounting adjustment. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing Portman Ridge’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to net investment income excluding the impact of purchase accounting is detailed in the table above.

Investment Income on Investments in CLO Fund Securities. For the three months ended June 30, 2024 and 2023, approximately $0.5 million and $0.8 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2024 and 2023, approximately $1.1 million and $1.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended June 30, 2024 and 2023, we recognized $1.8 million and $2.3 million, respectively, in investment income from our investments in Joint Ventures. For the six months ended June 30, 2024 and 2023, we recognized $3.5 million and $4.8 million, respectively, in investment income from our investments in Joint Ventures. As of June 30, 2024, and December 31, 2023, the fair value of our investments in Joint Ventures was approximately $54.3 million and $59.3 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended June 30, 2024 and 2023, approximately $0.1 million and $0.9 million, respectively, of investment income was attributable to fees and other income. For the six months ended June 30, 2024 and 2023, approximately $0.3 million and $1.5 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
EXPENSES
Management fees	$1,680	$1,869	$3,409	$3,822
Performance-based incentive fees	1,374	1,680	2,608	3,488
Interest and amortization of debt issuance costs	5,365	6,372	11,091	12,704
Professional fees	631	699	1,397	1,302
Administrative services expense	361	659	717	1,330
Other general and administrative expenses	449	432	939	863
Total expenses	$9,860	$11,711	$20,161	$23,509

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

Total expenses for the three months ended June 30, 2024 and 2023 were approximately $9.9 million and $11.7 million, respectively. Total expenses for the six months ended June 30, 2024 and 2023 were approximately $20.2 million and $23.5 million, respectively. The decrease in total expenses for the three and six months ended June 30, 2024, in comparison to the prior year, was primarily driven by a decrease in average debt outstanding as well as lower incentive fees.

Management Fees and Incentive Fees. Management fees for the three months ended June 30, 2024 and 2023 were approximately $1.7 million and $1.9 million, respectively. Management fees for the six months ended June 30, 2024 and 2023 were approximately $3.4 million and $3.8 million, respectively. Incentive fees for the three months ended June 30, 2024 and 2023 were approximately $1.4 million and $1.7 million, respectively. Incentive fees for the six months ended June 30, 2024 and 2023 were approximately $2.6 million and $3.5 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended June 30, 2024 and 2023, interest expense and amortization on debt issuance costs and discount for the period was approximately $5.4 million and $6.4 million, respectively, on average debt outstanding of $288.7 million and $360.8 million, respectively. For the six months ended June 30, 2024 and 2023, interest expense and amortization on debt issuance costs and discount for the period was approximately $11.1 million and $12.7 million, respectively, on average debt outstanding of $299.7 million and $368.1 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended June 30, 2024 and 2023, professional fees totaled approximately $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2024 and 2023, professional fees totaled approximately $1.4 million and $1.3 million, respectively.

For the three months ended June 30, 2024 and 2023, administrative services expense was approximately $0.4 million and $0.7 million, respectively. For the six months ended June 30, 2024 and 2023, administrative services expense was approximately $0.7 million and $1.3 million, respectively.

For the three months ended June 30, 2024 and 2023, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.9 million and $0.9 million, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) on investments represents the change in net assets before net change in unrealized appreciation or depreciation on investments. For the three months ended June 30, 2024, net investment income and net realized gains (losses) on investments were approximately $(0.4) million, or $(0.05) per basic and diluted share. For the three months ended June 30, 2023, net investment income and net realized gains (losses) on investments were approximately $1.4 million, or $0.15 per basic and diluted share. For the six months ended June 30, 2024, net investment income and net realized gains (losses) on investments were approximately $3.7 million, or $0.40 per basic and diluted share. For the six months ended June 30, 2023, net investment income and net realized gains (losses) on investments were approximately $6.9 million, or $0.72 per basic and diluted share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses on investments and change in unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss).

For the six months ended June 30, 2024, net investment income was approximately $12.7 million, or $1.36 per basic and diluted share, while tax-basis distributable income was approximately $13.2 million, or $1.42 per basic and diluted share. For the six months ended June 30, 2023, net investment income was approximately $16.4 million, or $1.72 per basic and diluted share, while tax-basis distributable income was approximately $14.9 million, or $1.56 per basic and diluted share.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(10,163)	$(5,478)	$(10,822)	$(8,535)
Non-controlled affiliated investments	(2,055)	766	(1,915)	455
Controlled affiliated investments	6,252	536	6,842	(2,056)
Total net change in unrealized gain (loss) from investment transactions	$(5,966)	$(4,176)	$(5,895)	$(10,136)

During the three months ended June 30, 2024, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(6.0) million . The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(0.9) million on CLO Fund Securities, $3.9 million on equity securities, $0.4 million on our Joint Ventures investments, and $(9.4) million on our debt securities. During the three months ended June 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately $(4.2) million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $1.0 million on CLO Fund Securities, $0.1 million on equity securities, $0.4 million on our Joint Ventures investments, and $(3.7) million on our debt securities.

During the six months ended June 30, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $(5.9) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(0.9) million on CLO Fund Securities, $4.0 million on equity securities, $0.6 million on our Joint Ventures investments, and $(9.6) million on our debt securities. During the six months ended June 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately $(10.1) million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $1.6 million on CLO Fund Securities, $(1.9) million on equity securities, $2.4 million on our Joint Ventures investments, and $(7.4) million on our debt securities.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2024, was $(6.4) million, or $(0.69) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2023, was $(3.1) million, or $(0.33) per basic and diluted share.The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2024, was $(1.9) million, or $(0.20) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2023, was $(3.1) million, or $(0.32) per basic and diluted share.

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

As of June 30, 2024 and December 31, 2023 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,813	$26,912
Restricted Cash	26,826	44,652
First Lien Debt	320,815	336,599
Second Lien Debt	36,386	41,254
Subordinated Debt	1,693	1,224
Equity	23,830	20,533
Collateralized Loan Obligations	7,354	8,968
Asset Manager Affiliates	—	—
Joint Ventures	54,292	59,287
Derivatives	—	—
Total	$481,009	$539,429

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2024, we had approximately $285.1 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 169%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on March 16 and September 16, at a rate of 4.875% commencing September 16, 2021. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2024, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

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

At June 30, 2024, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

During the three months ended June 30, 2024, the Company redeemed approximately $6.6 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of less than $0.1 million.

During the six months ended June 30, 2024, the Company redeemed approximately $40.6 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.3 million.

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

The following table sets forth the quarterly distributions paid by us since 2021.

	Distribution	Declaration Date	Record Date	Pay Date
2024:
Second quarter	$0.69	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$1.38
2023:
Fourth quarter	$0.69	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42

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

During the three months ended June 30, 2024, the Company repurchased 79,722 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $1.6 million. During the three months ended June 30, 2023, the Company repurchased 27,081 shares under the Stock Repurchase Program at an aggregate cost of approximately $0.6 million. During the six months ended June 30, 2024, the Company repurchased 130,737 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $2.6 million. During the six months ended June 30, 2023, the Company repurchased 62,694 shares under the Stock Repurchase Program at an aggregate cost of approximately $1.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2024, and December 31, 2023, we had approximately $32.7 million and $28.6 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

We have made an aggregate commitment to the Great Lakes II Joint Venture of $50 million, subject to certain limitations (including that we are not obligated to fund capital calls if such funding would cause us to be out of compliance with certain provisions of the 1940 Act). As of June 30, 2024, we had a $10.1 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2024:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$285,070	$108,000	$92,000	$—	$85,070

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

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser pursuant to procedures approved by our Board. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC's board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board has designated our Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role our Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2024, nine of our investments were on non-accrual status.

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

Fees and other income

Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of June 30, 2024, approximately 88.1% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 81.6% of these floating rate loans contain floors ranging between 0.50% and 3.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2024, we had $285.1 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.9%, of which $108.0 million par value had a fixed rate and $177.1 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,764	$3,528	$5,292
Decrease in interest rate	$(1,764)	$(3,528)	$(5,252)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.8 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.5 million and $5.3 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $1.8 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $3.5 million and $5.3 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility and the 2018-2 Secured Notes.

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

The Adviser has engaged an independent valuation firm to provide third party valuation consulting services. Each quarter, the independent valuation firm will perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Adviser intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2024, the parties in the Delaware Actions entered into a stipulation of settlement pursuant to which all claims will be dismissed with prejudice, subject to approval by the Court. On July 2, 2024, the Court held a settlement hearing and approved the settlement. The claims asserted against the defendants were dismissed with prejudice. The Company will not be responsible for paying any portion of the settlement amount, either directly or through indemnification of former officers or directors of HCAP.

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 30, 2024 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the six months ended June 30, 2024, except as previously reported by us on our current reports on Form 8-K. We issued a total of 8,100 shares of common stock under our dividend reinvestment plan (“DRIP”) during the six months ended June 30, 2024 . This issuance was not subject to the registration requirements of the Securities Act. For the six months ended June 30, 2024, the aggregate value of the shares of our common stock issued under our DRIP was approximately $0.2 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
January 1, 2024 through January 31, 2024	38,735	$18.58	38,735	$5,600
February 1, 2024 through February 28, 2024	5,657	$19.01	5,657	$5,493
March 1, 2024 though March 31, 2024	6,623	$26.73	6,623	$9,823
April 1, 2024 through April 30, 2024	27,609	$19.23	27,609	$9,292
May 1, 2024 through May 31, 2024	27,799	$19.76	27,799	$8,743
June 1, 2024 through June 30, 2024	24,314	$19.48	24,314	$8,269
Total	130,737		130,737
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Loan and Security Agreement Conformed Through the Second Amendment dated as of July 23, 2024 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto, The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 29, 2024).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: August 8, 2024	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *