Form 10-Q
period 2024-09-30
Portman Ridge Finance Corp
filed 2024-11-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of common stock of the registrant as of November 1, 2024 was 9,212,979.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $391,156 and $426,630, respectively)	$357,459	$398,325
Non-controlled affiliated investments (amortized cost of $61,805 and $55,611, respectively)	58,507	55,222
Controlled affiliated investments (amortized cost of $49,818 and $58,041, respectively)	13,012	14,318
Total Investments at fair value (amortized cost of $502,779 and $540,282, respectively)	$428,978	$467,865
Cash and cash equivalents	13,736	26,912
Restricted cash	13,039	44,652
Interest receivable	5,544	5,162
Receivable for unsettled trades	—	573
Due from affiliates	1,518	1,534
Other assets	857	2,541
Total Assets	$463,672	$549,239
LIABILITIES
2018-2 Secured Notes (net of original issue discount of $— and $712, respectively)	$—	$124,971
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $1,208 and $1,786, respectively)	106,792	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,352 and $775, respectively)	158,126	91,225
Payable for unsettled trades	—	520
Accounts payable, accrued expenses and other liabilities	2,242	4,252
Accrued interest payable	4,659	3,928
Due to affiliates	1,029	458
Management and incentive fees payable	2,842	4,153
Total Liabilities	$275,690	$335,721
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,955,873 issued, and 9,231,454 outstanding at September 30, 2024, and 9,943,385 issued, and 9,383,132 outstanding at December 31, 2023	$92	$94
Capital in excess of par value	714,933	717,835
Total distributable (loss) earnings	(527,043)	(504,411)
Total Net Assets	$187,982	$213,518
Total Liabilities and Net Assets	$463,672	$549,239
Net Asset Value Per Common Share	$20.36	$22.76

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,357	$13,283	$35,891	$42,915
Non-controlled affiliated investments	356	631	763	2,106
Total interest income	11,713	13,914	36,654	45,021
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	1,343	2,308	5,255	4,694
Non-controlled affiliated investments	209	113	504	293
Total payment-in-kind income	1,552	2,421	5,759	4,987
Dividend income:
Non-controlled affiliated investments	1,669	1,429	5,122	4,677
Controlled affiliated investments	—	644	—	2,184
Total dividend income	1,669	2,073	5,122	6,861
Fees and other income:
Non-controlled/non-affiliated investments	243	166	505	1,644
Non-controlled affiliated investments	—	—	—	14
Total fees and other income	243	166	505	1,658
Total investment income	15,177	18,574	48,040	58,527
EXPENSES
Management fees	1,611	1,844	5,020	5,666
Performance-based incentive fees	1,230	1,519	3,838	5,007
Interest and amortization of debt issuance costs	5,120	6,343	16,210	19,047
Professional fees	283	502	1,357	1,473
Administrative services expense	596	617	1,313	1,947
Directors' expense	143	138	466	469
Other general and administrative expenses	392	445	1,331	1,308
Total expenses	9,375	11,408	29,535	34,917
NET INVESTMENT INCOME	5,802	7,166	18,505	23,610
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	(11,419)	(2,361)	(13,754)	(10,713)
Non-controlled affiliated investments	—	725	—	(399)
Controlled affiliated investments	—	—	(6,644)	(80)
Net realized gain (loss) on investments	(11,419)	(1,636)	(20,398)	(11,192)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	5,430	4,219	(5,392)	(4,316)
Non-controlled affiliated investments	(994)	(1,117)	(2,909)	(662)
Controlled affiliated investments	75	(1,394)	6,917	(3,450)
Net change in unrealized gain (loss) on investments	4,511	1,708	(1,384)	(8,428)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	264	537	671
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(6,908)	336	(21,245)	(18,949)
Net realized gain (loss) on extinguishment of debt	(403)	(57)	(655)	(275)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,509)	$7,445	$(3,395)	$4,386
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.16)	$0.78	$(0.37)	$0.46
Net Investment Income Per Common Share:
Basic and Diluted:	$0.63	$0.75	$1.99	$2.48
Weighted Average Shares of Common Stock Outstanding — Basic and Diluted	9,244,033	9,505,172	9,295,008	9,533,835

(1)
During the three months ended September 30, 2024 and 2023, the Company received $— and $0.1 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item. During the nine months ended September 30, 2024 and 2023, the Company received $0.1 million and $0.6 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operations:
Net investment income	$5,802	$7,166	$18,505	$23,610
Net realized gain (loss) on investments	(11,419)	(1,636)	(20,398)	(11,192)
Net realized gain (loss) from extinguishment of debt	(403)	(57)	(655)	(275)
Net change in unrealized appreciation (depreciation) on investments	4,511	1,708	(1,384)	(8,428)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	264	537	671
Net increase (decrease) in net assets resulting from operations	$(1,509)	$7,445	$(3,395)	$4,386

Stockholder distributions:
Distributions declared	$(6,382)	$(6,554)	$(19,237)	$(19,628)
Net decrease in net assets resulting from stockholder distributions	$(6,382)	$(6,554)	$(19,237)	$(19,628)

Capital share transactions:
Stock issued under dividend reinvestment plan	$82	$73	$240	$440
Stock repurchases	(638)	(1,222)	(3,144)	(2,566)
Net increase (decrease) in net assets resulting from capital share transactions	$(556)	$(1,149)	$(2,904)	$(2,126)

Net assets at beginning of period	$196,429	$215,013	$213,518	$232,123
Net assets at end of period	$187,982	$214,755	$187,982	$214,755
Net asset value per common share	$20.36	$22.65	$20.36	$22.65
Common shares outstanding at end of period	9,231,454	9,480,362	9,231,454	9,480,362

(1)
Refer to Note 9 “Stockholders' Equity” for additional information on changes in components of Stockholders' Equity.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(3,395)	$4,386
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gain) loss on investment transactions	20,398	11,282
Net change in unrealized (appreciation) depreciation on investments	1,384	8,428
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(537)	—
Purchases of investments	(54,084)	(33,539)
Proceeds from sales and redemptions of investments	82,206	100,358
Net accretion of investments	(3,454)	(5,703)
Amortization of debt issuance costs	909	893
Net realized (gain) loss on extinguishment of debt	655	275
Net payment-in-kind income	(5,759)	(4,987)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	573	34
(Increase) decrease in interest receivable	(382)	(1,018)
(Increase) decrease in due from affiliates	16	(530)
(Increase) decrease in other assets	(330)	28
Increase (decrease) in payable for unsettled trades	(520)	(1,276)
Increase (decrease) in accrued interest payable	731	1,227
Increase (decrease) in management and incentive fees payable	(1,311)	(180)
Increase (decrease) in due to affiliates	571	121
Increase (decrease) in accounts payable and accrued expenses	(1,263)	(797)
Net cash provided by (used in) operating activities	$36,408	$79,002
FINANCING ACTIVITIES:
Debt issuance costs	$(852)	$—
Stock repurchase program	(3,144)	(2,566)
Distributions to stockholders	(18,997)	(19,188)
Repayment of 2018-2 Secured Notes	(125,683)	(38,670)
Repayment of Revolving Credit Facilities	(10,000)	(55,500)
Borrowings from Revolving Credit Facilities	77,479	37,500
Net cash provided by (used in) financing activities	$(81,197)	$(78,424)
CHANGE IN CASH AND RESTRICTED CASH	$(44,789)	$578
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	71,564	33,131
CASH AND RESTRICTED CASH, END OF PERIOD	$26,775	$33,709
Amounts per balance sheet:
Cash and cash equivalents	$13,736	$14,896
Restricted cash	13,039	18,813
Total Cash and Restricted cash	$26,775	$33,709
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$14,570	$16,927
Reinvestment of distributions	$240	$440

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 190.2%
First Lien/Senior Secured Debt - 164.2%
Accordion Partners LLC	Finance	10.93%	SOFR + 6.27%	0.75%	08/29/29	9,401	$9,266	$9,368	(13)
Accordion Partners LLC (Revolver)	Finance	11.35%	SOFR + 6.25%	0.75%	08/31/28	765	743	759	(20)
Accurate Background, LLC	Services: Business	10.87%	SOFR + 6.00%	1.00%	03/26/29	4,379	4,177	4,330	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	13.00%, 5.00% PIK	—	04/14/27	14,972	14,754	14,385	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	10.53%	SOFR + 5.25%	1.00%	07/22/27	983	973	969	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	11.95%	SOFR + 6.25%, 0.75% PIK	1.00%	10/06/26	4,860	4,817	4,757	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	11.67%	SOFR + 6.25%, 0.75% PIK	1.00%	10/06/26	1,005	998	984
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.62%	SOFR + 4.50%, 5.25% PIK	1.00%	06/30/27	3,888	3,881	3,894	(13)
Ancile Solutions, Inc.	High Tech Industries	15.21%	SOFR + 10.00%	1.00%	06/11/26	6,100	6,041	6,252	(13)
Anthem Sports & Entertainment Inc.	Media: Broadcasting & Subscription	15.10%	SOFR + 9.50%, 12.10% PIK	1.00%	11/15/26	13,315	13,198	9,771	(13)
Anthem Sports & Entertainment Inc. (Revolver)	Media: Broadcasting & Subscription	14.37%	SOFR + 9.50%, 12.10% PIK	1.00%	11/15/26	1,187	1,176	849	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media: Broadcasting & Subscription	15.07%	SOFR + 9.50%, 12.10% PIK	1.00%	06/30/24	563	563	413
Appfire Technologies, LLC	High Tech Industries	9.35%	SOFR + 4.75%	1.00%	03/09/28	5,847	5,842	5,835	(13)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	10.35%	SOFR + 5.75%	—	07/01/29	12,512	11,959	12,009	(13)
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	9.46%	SOFR + 4.44%	—	07/01/27	1,159	1,159	1,062	(20)
Bradshaw International Parent Corp.	Consumer goods: Durable	10.70%	SOFR + 5.75%	1.00%	10/21/27	492	486	487	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	10.76%	SOFR + 5.75%	1.00%	10/21/26	307	284	298	(20)
Bristol Hospice	Healthcare & Pharmaceuticals	10.20%	SOFR + 5.25%	1.00%	12/22/26	2,785	2,767	2,785	(13)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	13.46%	SOFR + 7.49%, 1.00% PIK	1.00%	11/15/24	9,956	9,956	9,458	(13)
CB MIDCO, LLC	Consumer goods: Durable	10.70%	SOFR + 5.75%	1.00%	09/27/27	3,772	3,753	3,558	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	10.61%	SOFR + 5.50%	1.00%	05/08/30	3,159	3,122	3,151	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.75%	1.00%	05/08/30	—	(6)	(1)	(20)
Cenexel Clinical Research, Inc.	Healthcare & Pharmaceuticals	10.96%	SOFR + 6.00%	1.00%	11/08/25	5,773	5,755	5,759	(13)
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	12.73%	SOFR + 5.50%, 2.00% PIK	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Machinery (Non-Agrclt/Constr/Electr)	11.73%	SOFR + 6.50%	1.00%	02/06/31	3,807	3,807	3,807
Centric Brands Inc. (Term Loan A2)	Machinery (Non-Agrclt/Constr/Electr)	13.23%	SOFR + 8.00%, 13.23% PIK	1.00%	02/06/31	3,350	3,350	3,350
Colonnade Intermediate, LLC	Services: Business	—	—	—	04/27/24	7,167	7,167	5,048	(5)
Colonnade Intermediate, LLC (Revolver)	Services: Business	—	—	—	04/27/24	685	685	483	(5)
Critical Nurse Staffing, LLC	Healthcare & Pharmaceuticals	11.88%	SOFR + 6.50%	1.00%	10/30/26	11,980	11,865	12,026	(13)
Critical Nurse Staffing, LLC (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.75%	1.00%	10/30/26	—	(35)	8	(20)
Datalink, LLC	Healthcare & Pharmaceuticals	12.15%	SOFR + 6.75%	1.00%	11/23/26	2,659	2,633	2,456	(13)
Dentive, LLC	Healthcare & Pharmaceuticals	11.41%	SOFR + 6.75%	0.75%	12/26/28	2,661	2,612	2,605	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	11.39%	SOFR + 6.75%	0.75%	12/23/28	37	32	33	(20)
Dodge Data & Analytics LLC	Construction & Building	9.35%	SOFR + 4.75%	0.50%	02/10/29	1,466	1,452	1,094	(13)(15)
Florida Food Products, LLC	Beverage, Food and Tobacco	9.93%	SOFR + 5.00%	0.75%	10/18/28	6,840	6,729	6,023	(13)(15)
Fortis Payment Systems, LLC	Diversified Financial Services	9.95%	SOFR + 5.25%	1.00%	02/13/26	2,994	2,952	2,973	(13)(20)
Franchise Group, Inc.	Retail	10.39%	SOFR + 4.75%	0.75%	03/10/26	2,907	2,900	1,885	(13)(15)
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	14.70%	SOFR + 8.36%, 1.00% PIK	—	06/30/25	6,521	5,801	3,540
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	13.31%	SOFR + 8.36%	—	06/30/25	51	45	27
H.W. Lochner, Inc.	Services: Business	11.72%	SOFR + 6.25%	1.00%	07/02/27	14,550	14,416	14,295	(13)
H.W. Lochner, Inc. (Revolver)	Services: Business	11.23%	SOFR + 6.25%	1.00%	07/02/27	8,000	7,927	7,860
H-CA II, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	04/01/24	1,808	1,808	1,804
HDC/HW Intermediate Holdings, LLC - Term Loan A	High Tech Industries	8.75%	SOFR + 1.00%, 2.50% PIK	5.25%	06/21/26	5,560	4,812	4,736
HDC/HW Intermediate Holdings, LLC - Term Loan B	High Tech Industries	—	—	—	06/21/26	3,876	940	—	(5)
Help Systems Holdings, Inc.	High Tech Industries	8.95%	SOFR + 4.00%	0.75%	11/19/26	1,959	1,867	1,873	(13)(15)
Hollander Intermediate LLC	Consumer goods: Durable	13.71%	SOFR + 8.75%	2.00%	09/19/26	5,548	5,462	4,772	(13)
IDC Infusion Services LLC	Healthcare & Pharmaceuticals	11.55%	SOFR + 6.50%	1.00%	07/07/28	2,906	2,843	2,861	(13)(20)
Ivanti Software, Inc.	High Tech Industries	9.83%	SOFR + 4.25%	0.75%	12/01/27	980	839	835	(13)(15)
JO ET Holdings Limited	Telecommunications	17.94%	SOFR + 6.00%, 7.00% PIK	1.00%	12/15/26	2,290	2,272	2,335	(3)
Keg Logistics LLC	Services: Business	11.47%	SOFR + 6.25%	1.00%	11/23/27	11,907	11,814	11,717	(13)
Keg Logistics LLC (Revolver)	Services: Business	11.50%	SOFR + 6.25%	1.00%	11/23/27	872	859	858
Lifescan Global Corporation	Healthcare & Pharmaceuticals	11.73%	SOFR + 6.50%	1.00%	12/31/26	2,219	2,133	924	(13)(15)
Luminii LLC	Construction & Building	12.68%	SOFR + 7.35%	1.00%	04/11/25	5,888	5,888	5,888	(13)
Luminii LLC (Revolver)	Construction & Building	12.68%	SOFR + 7.35%	1.00%	04/11/25	343	343	343	(13)(20)
MAG DS Corp.	Aerospace and Defense	10.20%	SOFR + 5.50%	1.00%	04/01/27	3,634	3,391	3,435	(13)(15)
Money Transfer Acquisition Inc.	Finance	13.20%	SOFR + 8.25%	1.00%	12/14/27	8,672	8,560	8,487	(13)
Morae Global Corporation	IT Consulting & Other Services	13.43%	SOFR + 8.00%	2.00%	10/26/26	2,206	2,106	2,164	(13)
Morae Global Corporation (Revolver)	IT Consulting & Other Services	—	SOFR + 8.00%	2.00%	10/26/26	—	(8)	(4)	(20)
MSM Acquisitions, Inc.	Services: Business	11.06%	SOFR + 6.00%	1.00%	12/09/26	9,877	9,847	9,174	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	10.40%	SOFR + 5.00%	0.50%	04/11/29	2,469	2,272	2,324	(13)(15)
Netwrix Corporation	High Tech Industries	10.56%	SOFR + 5.50%	0.75%	06/09/29	4,259	4,243	4,209	(13)
Netwrix Corporation (Revolver)	High Tech Industries	—	SOFR + 5.00%	0.75%	06/09/29	—	(8)	(14)	(20)
One Stop Mailing LLC	Transportation: Consumer	11.21%	SOFR + 6.25%	1.00%	04/29/27	7,490	7,423	7,487	(13)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	11.78%	SOFR + 6.50%	1.00%	10/20/29	1,297	1,269	1,283	(20)
Pomeroy Technologies, LLC (Senior A)	High Tech Industries	—	—	—	04/04/26	1,838	1,650	—	(5)
Pomeroy Technologies, LLC (Senior B)	High Tech Industries	—	—	—	04/04/26	1,680	1,542	—	(5)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	10.00% PIK	—	—	04/04/26	455	454	451
Pomeroy Technologies, LLC (Super Senior B)	High Tech Industries	9.00% PIK	—	—	04/04/26	1,350	1,345	1,031

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Premier Imaging, LLC	Healthcare & Pharmaceuticals	12.87%	SOFR + 7.57%	1.00%	01/02/25	2,570	$2,563	$2,289	(13)
Project Castle, Inc.	Transportation: Cargo	10.91%	SOFR + 5.62%	0.50%	06/08/29	3,027	2,812	2,778	(13)(15)
Project Leopard Holdings, Inc.	High Tech Industries	10.60%	SOFR + 5.25%	0.50%	07/20/29	5,710	5,436	5,146	(13)(15)
PVHC Holding Corp	Containers, Packaging and Glass	11.54%	SOFR + 6.00%, 0.75% PIK	2.50%	02/17/27	2,731	2,730	2,680	(13)
Radius Aerospace, Inc.	Aerospace and Defense	10.75%	SOFR + 6.00%	—	03/29/27	6,079	6,068	6,033	(13)
Reception Purchaser, LLC	Transportation: Cargo	10.75%	SOFR + 6.00%	0.75%	03/24/28	4,394	4,327	2,065	(13)(15)
Riskonnect Parent LLC	Application Software	10.25%	SOFR + 5.50%	0.75%	12/07/28	1,219	1,164	1,154	(13)(20)
Robertshaw US Holding Corp.	Capital Equipment	—	—	—	09/23/24	147	140	147
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	09/20/27	3,150	2,838	2,489
Sundance Holdings Group, LLC	Retail	14.81%	SOFR + 7.82%, 1.68% PIK	—	06/30/25	6,639	6,638	6,192
Symplr Software, Inc.	Healthcare & Pharmaceuticals	9.85%	SOFR + 4.50%	0.75%	12/22/27	1,657	1,655	1,518	(13)(15)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	12.35%	SOFR + 7.75%	1.00%	12/05/28	2,645	2,568	2,589	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	10.68%	SOFR + 5.50%	1.00%	10/02/27	9,568	9,583	9,568	(13)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	—	SOFR + 6.00%	1.00%	10/02/27	—	(2)	—	(20)
Tactical Air Support, Inc.	Aerospace and Defense	13.91%	SOFR + 8.50%	1.00%	12/22/28	2,000	1,964	1,980	(13)(20)
TLE Holdings, LLC	Healthcare, Education and Childcare	10.45%	SOFR + 5.50%	1.00%	06/29/26	6,132	6,129	6,121	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	13.45%	SOFR + 8.00%	2.00%	06/14/28	4,612	4,532	4,558	(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 8.00%	2.00%	06/14/28	—	(6)	(4)	(20)
Total First Lien/Senior Secured Debt							330,796	308,610
Second Lien/Senior Secured Debt - 13.3%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	03/01/28	6,574	6,496	6,196
Confluence Technologies, Inc.	Services: Business	11.25%	SOFR + 6.50%	0.50%	07/23/29	4,000	3,982	3,590	(13)
Dcert Buyer, Inc.	High Tech Industries	11.85%	SOFR + 7.00%	—	02/16/29	5,400	5,392	4,690	(13)(15)
Idera, Inc.	High Tech Industries	12.15%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,013	1,992	(13)
Ivanti Software, Inc.	High Tech Industries	12.83%	SOFR + 7.25%	0.50%	12/01/28	6,000	5,971	3,880	(13)(15)
Project Leopard Holdings, Inc.	High Tech Industries	13.00%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,928	4,430
Robertshaw US Holding Corp.	Capital Equipment	—	—	—	02/28/26	3,000	2,976	178	(5)
Total Second Lien/Senior Secured Debt							31,758	24,956
Subordinated Debt - 0.9%
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	—	—	—	05/29/28	6,258	5,565	1,212	(5)
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Finance	15.00% PIK	—	—	06/30/28	484	484	484
TRSO II, Inc.	Energy: Oil & Gas	—	—	—	01/24/25	76	76	—	(5)
Total Subordinated Debt							6,125	1,696
Collateralized Loan Obligations - 3.6%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	85.11%	—	—	04/20/30	15,161	120	120	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	7.91%	—	—	10/27/31	10,000	3,339	2,832	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	8.54%	—	—	11/01/28	3,250	170	170	(3)(7)(10)
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	15.30%	—	—	07/17/29	18,407	740	698	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	10.88%	—	—	07/17/30	17,074	3,512	2,966	(3)(7)(10)
Total Collateralized Loan Obligations							7,881	6,786
Preferred Stock and Units - 3.9%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	$29	$—
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	146,214	4	218	(22)(25)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	12.50% PIK	—	—	—	2,709,329	2,709	2,709	(22)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,072,634	3,073	2,919
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,173,118	1,173	1,194	(20)(22)
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							7,267	7,364
Common Stock and Membership Units - 4.3%
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	0.07	—	426	(22)
Advantage Capital Holdings LLC - Class A Units	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	500	1,948	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	0.1	—	—	(11)
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	124
Centric Brands, L.P.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	81,770	746	1,606	(13)
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	158,166	258	274	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	344	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	1,029	(3)(7)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	14	866	—	(13)
Fusion Connect, Inc. - Warrant	Telecommunications	—	—	—	—	811,572	—	—
HDC/HW Holdings, LLC	High Tech Industries	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	96,523	1,441	1,217	(13)
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1	87	131
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)
See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	$1,000	$498
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,966	455	450
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	—
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							7,298	8,047
Derivatives - 0.0%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	—	—	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	—
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							391,156	357,459
Investments in Affiliate Portfolio Companies - 31.1%(17)
First Lien/Senior Secured Debt - 4.2%
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Services: Consumer	13.35%	SOFR + 8.50%	2.00%	05/31/29	1,683	1,641	1,631	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Services: Consumer	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(4)	(20)
Riddell, Inc.	Consumer goods: Durable	11.17%	SOFR + 6.00%	1.00%	03/29/29	6,284	6,182	6,207	(13)(20)
Total First Lien/Senior Secured Debt							7,820	7,834
Second Lien/Senior Secured Debt- 2.1%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,429
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	500
Total Second Lien/Senior Secured Debt							5,000	3,929
Joint Ventures- 20.9%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—	38,318	38,318	39,276	(7)(9)(20)(26)
Total Joint Ventures							38,318	39,276
Preferred Stock and Units - 3.1%
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	626	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	278	(21)
EBSC Holdings LLC (Riddell, Inc.)	Consumer goods: Durable	10.00% PIK	—	—	—	2,100,969	2,075	2,096	(25)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	10.00% PIK	—	—	—	4,950,000	4,950	1,273	(21)(25)
Princeton Medspa Partners, LLC	Services: Consumer	12.50% PIK	—	—	—	1,032	1,032	987	(22)(25)
Total Preferred Stock and Units							9,232	5,760
Common Stock and Membership Units - 0.9%
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	500	$171	$172	(20)(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,264	1,490	(21)
Princeton Medspa Partners, LLC - Warrant	Services: Consumer	—	—	—	—	0.03	—	46	(22)
Total Common Stock and Membership Units							1,435	1,708
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Services: Consumer	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							61,805	58,507
Investments in Controlled Afilliated Portfolio Companies - 6.9%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Capital Equipment	—	—	—	01/31/23	2,020	1,931	—	(5)
Total Subordinated Debt							1,931	—
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Capital Equipment	—	—	—	—	2,749,997	4,261	—
Total Common Stock and Membership Units							4,261	—
Joint Ventures - 6.9%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	25,835	13,012	(7)
Total Joint Ventures							25,835	13,012
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							49,818	13,012
Total Investments - 228.2%							$502,779	$428,978

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2024 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2024. As noted in the table above, 88.5% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of September 30, 2024 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $514.2 million. The aggregate gross unrealized appreciation is approximately $32.2 million, the aggregate gross unrealized depreciation is approximately $2.8 million, and the net unrealized depreciation is approximately $29.4 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, qualifying assets represent 87.0% of the Company's total assets and non-qualifying assets represent 13.0% of the Company's total assets.
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
(13)
As of September 30, 2024, this investment is pledged to secure the Company’s debt obligations.
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
Information related to the Company’s derivatives is presented below as of September 30, 2024:

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
(24)
Percentages are based on net assets as of September 30, 2024.
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023(4)
Per Share Data:
Net asset value, at beginning of period	$22.76	$24.23
Net investment income(1)	1.99	2.48
Net realized gain (loss) from investments(1)	(2.20)	(1.18)
Net change in unrealized appreciation (depreciation) on investments(1)	(0.15)	(0.88)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.06	0.07
Realized gain (loss) from extinguishment of debt(1)	(0.07)	(0.03)
Net increase (decrease) in net assets resulting from operations	$(0.37)	$0.46
Net decrease in net assets resulting from distributions	(2.07)	(2.06)
Accretive effect of common stock repurchases(1)	0.06	0.02
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	—
Net asset value, end of period	$20.36	$22.65
Total net asset value return(2)	(0.57)%	3.53%
Total market return(3)	13.35%	(7.31)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$18.19	$23.00
Per share market value at end of period	$18.55	$19.25
Shares outstanding at end of period	9,231,454	9,480,362
Net assets at end of period	$187,982	$214,755
Portfolio turnover rate(5)	11.94%	18.64%
Asset coverage ratio	170.28%	165.65%
Ratio of net investment income to average net assets (annualized)	12.23%	14.13%
Ratio of total expenses to average net assets (annualized)	19.52%	20.89%
Ratio of interest expense to average net assets (annualized)	10.71%	11.40%
Ratio of non-interest expenses to average net assets (annualized)	8.81%	9.50%

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
September 30, 2024
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2024, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Commodore, Katonah Management Holdings, LLC, Katonah X Management LLC, Katonah 2007-1 Management, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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
September 30, 2024
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
September 30, 2024
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

During the three months ended September 30, 2024, the Company made approximately $3.0 million of investments and had approximately $14.6 million in repayments and sales, resulting in net repayments and sales of approximately $11.6 million for the period. During the three months ended September 30, 2023, the Company made approximately $10.4 million of investments and had approximately $23.8 million in repayments and sales, resulting in net repayment and sales of approximately $13.4 million for the period.

During the nine months ended September 30, 2024, the Company made approximately $54.1 million of investments and had approximately $82.2 million in repayments and sales, resulting in net repayment and sales of approximately $28.1 million for the period. During the nine months ended September 30, 2023, the Company made approximately $33.5 million of investments and had approximately $100.4 million in repayments and sales, resulting in net repayments and sales of approximately $66.9 million for the period.

As of September 30, 2024, our portfolio consisted of investments in 95 portfolio companies with a fair value of approximately $429.0 million. As of December 31, 2023, our portfolio consisted of investments in 100 portfolio companies with a fair value of approximately $467.9 million.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The accounting standard update clarifies the segment disclosure requirements in Topic 280 and requires public entities to disclose significant segment expenses, provide all annual disclosures about a reportable segment's profit or loss and assets in interim periods, and clarify the reporting of additional measures of segment profit or loss. The amendments aim to improve consistency and comparability in segment reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this accounting standard update.

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
September 30, 2024
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
September 30, 2024
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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2024, nine of our debt investments were on non-accrual status with an aggregate amortized cost of $22.5 million and an aggregate fair value of $6.9 million, which represented 4.5% and 1.6% of the investment portfolio, respectively. As of December 31, 2023, seven of our debt investments were on non-accrual status with an aggregate amortized cost of $17.3 million and an aggregate fair value of $6.1 million, which represented 3.2% and 1.3% of the investment portfolio, respectively.

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
September 30, 2024
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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Net decrease in net assets resulting from operations – basic and diluted	$(1,509)	$7,445	$(3,395)	$4,386
Weighted average common stock outstanding – basic and diluted	9,244,033	9,505,172	9,295,008	9,533,835
Net decrease in net assets per share from operations – basic and diluted	$(0.16)	$0.78	$(0.37)	$0.46

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$338,616	$316,444	73.8%	$351,858	$336,599	71.9%
Second Lien Debt	36,758	28,885	6.7%	50,814	41,254	8.8%
Subordinated Debt	8,056	1,696	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	7,881	6,786	1.6%	9,103	8,968	1.9%
Joint Ventures	64,153	52,288	12.2%	71,415	59,287	12.7%
Equity	29,493	22,879	5.3%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	—	—	31	—	—
Total	$502,779	$428,978	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	September 30, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$63,140	$59,814	13.9%	$58,997	$57,168	12.2%
Healthcare & Pharmaceuticals	56,599	55,075	12.8%	59,189	57,224	12.2%
Joint Venture	64,153	52,288	12.2%	71,415	59,287	12.7%
Banking, Finance, Insurance & Real Estate	48,836	49,343	11.5%	51,486	53,918	11.5%
High Tech Industries	53,307	45,346	10.6%	84,676	73,430	15.7%
Consumer goods: Durable	24,713	21,653	5.0%	16,431	13,898	3.0%
Finance	19,053	19,098	4.5%	18,884	18,972	4.1%
Media: Broadcasting & Subscription	17,286	13,357	3.1%	16,665	14,618	3.1%
Machinery (Non-Agrclt/Constr/Electr)	11,592	12,452	2.9%	9,836	10,097	2.2%
Beverage, Food and Tobacco	12,544	11,764	2.8%	12,220	11,444	2.4%
Aerospace and Defense	11,423	11,448	2.7%	11,130	11,256	2.4%
Chemicals, Plastics and Rubber	9,956	9,458	2.2%	9,738	9,836	2.1%
Retail	9,538	8,077	1.9%	9,334	8,732	1.9%
Construction & Building	7,683	7,325	1.7%	7,737	7,441	1.6%
Transportation: Consumer	7,423	7,487	1.7%	7,465	7,409	1.6%
CLO Fund Securities	7,881	6,786	1.6%	9,103	8,968	1.9%
Healthcare, Education and Childcare	6,129	6,121	1.4%	6,175	6,163	1.3%
Metals & Mining	9,950	5,202	1.2%	9,000	7,742	1.7%
Transportation: Cargo	7,139	4,843	1.1%	11,606	10,303	2.2%
Telecommunications	3,813	3,239	0.8%	5,268	4,389	0.9%
Diversified Financial Services	2,952	2,973	0.7%	—	—	0.0%
Containers, Packaging and Glass	2,730	2,680	0.6%	2,734	2,665	0.6%
Hotel, Gaming & Leisure	7,006	2,429	0.6%	8,358	3,948	0.8%
Interactive Media & Services	2,568	2,589	0.6%	2,663	2,662	0.6%
Services: Consumer	2,670	2,660	0.6%	—	—	0.0%
IT Consulting & Other Services	2,185	2,291	0.5%	2,213	2,259	0.5%
Application Software	1,164	1,154	0.3%	—	—	0.0%
Capital Equipment	10,808	1,354	0.3%	10,684	1,203	0.3%
Energy: Electricity	671	672	0.2%	671	671	0.1%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	76	—	0.0%	6,721	100	0.0%
Media: Diversified & Production	—	—	0.0%	1,121	1,125	0.2%
Total	$502,779	$428,978	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The following table details investments in CLO Fund Securities as of September 30, 2024 and December 31, 2023:

($ in thousands)		September 30, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$120	$120	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,339	2,832	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	170	170	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	740	698	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	3,512	2,966	57.2%	3,049	3,049	57.2%
Total		$7,881	$6,786		$9,103	$8,968

(1)
Represents percentage of class held at September 30, 2024 and December 31, 2023, respectively.

Affiliate Investments:

The following table details investments in affiliates at September 30, 2024 (dollars in thousands):

Investment(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of September 30, 2024	Principal / Shares at September 30, 2024	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(5)	Common Stock and Membership Units	Energy: Oil & Gas	—	—	—	—	6,228	(6,228)	—	—	—	—
Tank Partners Equipment Holdings, LLC	Subordinated Debt	Energy: Oil & Gas	43	—	—	—	373	(416)	—	—	—	—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Subordinated Debt	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	14,275	(1,579)	—	—	316	—	13,012	27,220	—	—
Total Controlled investments			$14,318	$(1,579)	$—	$—	$6,917	$(6,644)	$13,012		$—	$—
Non-controlled affiliated investments(4)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	$45,012	$(5,683)	$—	$—	$(53)	$—	$39,276	$38,318	$—	$5,122
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Energy: Electricity	171	—	—	—	1	—	172	500	—	—
Kleen-Tech Acquisition, LLC (5)	Common Stock	Services: Business	998	—	—	—	492	—	1,490	250,000	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	4,182	450	—	—	(3,359)	—	1,273	4,950,000	360	—
Northeast Metal Works LLC	Subordinated Debt	Metals & Mining	3,560	—	—	—	(131)	—	3,429	4,500	274	—
Northeast Metal Works LLC	Subordinated Debt	Metals & Mining	—	500	—	—	—	—	500	500	25	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Telecommunications	553	—	—	—	73	—	626	200,000	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Telecommunications	246	—	—	—	32	—	278	88,946	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Healthcare & Pharmaceuticals	—	1,032	—	—	(45)	—	987	1,032	43	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	—	—	—	—	46	—	46	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)	Derivatives	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC ((Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	1,639	2	—	(10)	—	1,631	1,683	86	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	(4)	—	—	—	—	(4)	—	1	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Consumer goods: Durable	—	2,075	—	—	21	—	2,096	2,100,969	101	—
Riddell, Inc.(7)	First Lien/Senior Secured Debt	Consumer goods: Durable	—	6,170	13	—	24	—	6,207	6,284	377	—
Total non-controlled affiliated investments			$55,222	$6,179	$15	$—	$(2,909)	$—	$58,507		$1,267	$5,122

Total non-controlled affiliated and controlled investments			$69,540	$4,600	$15	$—	$4,008	$(6,644)	$71,519		$1,267	$5,122

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

(1)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
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
(5)
Number of shares held.
(6)
The investment is valued at the NAV of the underlying fund.
(7)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.

The following table details investments in affiliates at December 31, 2023 (dollars in thousands):

Investment(1)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2023	Principal / Shares at December 31, 2023	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Manager Affiliates(2)	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(6)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC	Energy: Oil & Gas	43	—	—	—	—	—	43	511	—	—
Flight Lease VII (4)(6)	Aerospace and Defense	242	(248)	—	—	39	(33)	—	—	—	—
ProAir, LLC(6)	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Venture	18,668	—	—	—	(4,393)	—	14,275	27,220	—	2,184
Total controlled investments		$18,953	$(248)	$—	$—	$(4,354)	$(33)	$14,318		$—	$2,184
Non-controlled affiliated investments(5)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Venture	$40,287	$2,565	$—	$—	$2,160	$—	$45,012	$44,000	$—	$6,764
GreenPark Infrastructure, LLC - Series A(6)	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(6)	Energy: Electricity	171	—	—	—	—	—	171	500	—	—
Kleen-Tech Acquisition, LLC(6)	Services: Business	1,300	—	—	—	(302)	—	998	250,000	—	—
Northeast Metal Works LLC	Metals & Mining	13,445	(4,428)	—	(9,000)	1,107	(1,124)	—	—	377	—
Northeast Metal Works LLC - Preferred(6)	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(6)	Metals & Mining	—	—	—	4,500	(318)	—	4,182	4,500,000	333	—
Northeast Metal Works LLC	Metals & Mining	—	—	—	4,500	(940)	—	3,560	4,500	270	—
BMP Slappey Holdco, LLC(6)	Telecommunications	464	—	—	—	89	—	553	200,000	—	—
BMP Slappey Investment II(6)	Telecommunications	206	—	—	—	40	—	246	88,946	—	—
Surge Hippodrome Partners LP(6)	Services: Business	811	(813)	—	—	(386)	388	—	—	—	—
Surge Hippodrome Holdings LLC(6)	Services: Business	484	(496)	—	—	(325)	337	—	—	—	—
Surge Hippodrome Holdings LLC	Services: Business	5,165	(5,460)	328	—	(33)	—	—	—	675	—
Navex Topco, Inc.	Electronics	7,604	(7,700)	310	—	(214)	—	—	—	804	—
Zest Acquisition Corp.	Healthcare, Education and Childcare	3,390	(3,501)	9	—	102	—	—	—	42	—
Total non-controlled affiliated investments		$73,827	$(19,833)	$647	$—	$980	$(399)	$55,222		$2,501	$6,764

Total non-controlled affiliated and controlled investments		$92,780	$(20,081)	$647	$—	$(3,374)	$(432)	$69,540		$2,501	$8,948

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
(8)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 for additional information on the Company's commitments and contingencies

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Investments in Joint Ventures

For the three months ended September 30, 2024 and 2023, the Company recognized $1.7 million and $2.1 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2024 and 2023, the Company recognized $5.1 million and $6.9 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $52.3 million and $59.3 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2024 and December 31, 2023 was $13.0 million and $14.3 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of September 30, 2024 and December 31, 2023 was $39.3 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2024 and December 31, 2023, the Company had an unfunded commitment of $11.2 million and $5.5 million to the Great Lakes II Joint Venture, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2024 (unaudited) and December 31, 2023, respectively:

	As of September 30, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$29,900	$286,544	$—	$316,444
Second Lien Debt	—	8,570	20,315	—	28,885
Subordinated Debt	—	—	1,696	—	1,696
Equity	—	—	22,879	—	22,879
Collateralized Loan Obligations	—	—	6,786	—	6,786
Joint Ventures	—	—	13,012	39,276	52,288
Derivatives	—	—	—	—	—
Total	$—	$38,470	$351,232	$39,276	$428,978

	As of December 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$47,303	$289,295	$—	$336,598
Second Lien Debt	—	18,022	23,232	—	41,254
Subordinated Debt	—	—	1,225	—	1,225
Equity	—	—	20,533	—	20,533
Collateralized Loan Obligations	—	—	8,968	—	8,968
Joint Ventures	—	—	14,275	45,012	59,287
Derivatives	—	—	—	—	—
Total	$—	$65,325	$357,528	$45,012	$467,865

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of September 30, 2024 and December 31, 2023 was $39.3 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	For the Nine Months Ended September 30, 2024
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateral Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2023	$289,295	$23,232	$1,225	$20,533	$8,968	$14,275	$—	$357,528
Transfers out of Level III¹	(7,018)	—	—	—	—	—	—	(7,018)
Transfers into Level III²	4,514	—	—	—	—	—	—	4,514
Net accretion	1,624	30	—	—	1,335	—	—	2,989
Purchases	53,697	1,165	944	5,720	—	—	—	61,526
Sales/Paydowns/Return of Capital	(48,790)	(3,961)	(459)	(864)	(1,316)	(1,580)	—	(56,970)
Realized gain (loss) included in earnings	(1,312)	(3)	(419)	(5,364)	(1,242)	—	—	(8,340)
Change in unrealized gain (loss) included in earnings	(5,466)	(148)	405	2,854	(959)	317	—	(2,997)
Balance, September 30, 2024	$286,544	$20,315	$1,696	$22,879	$6,786	$13,012	$—	$351,232
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(4,316)	$(150)	$33	$(3,471)	$(960)	$317	$—	$(8,547)

(1)
Transfers out of Level III represent a transfer of $7.0 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2024.
(2)
Transfers into Level III represent a transfer of $4.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2024.

	For the Nine Months Ended September 30, 2023
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateral Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$359,648	$50,453	$43	$21,905	$20,453	$18,668	$—	$471,170
Transfers out of Level III¹	(8,332)	—	—	—	—	—	—	(8,332)
Transfers into Level III²	4,726	1,643	—	—	—	—	—	6,369
Net accretion	4,528	283	—	—	1,879	—	—	6,690
Purchases	29,486	649	—	478	—	—	—	30,613
Sales/Paydowns/Return of Capital	(66,247)	(22,656)	5,567	(2,258)	(1,741)	—	—	(87,335)
Realized gain (loss) included in earnings	323	(1,123)	—	2,599	(12,918)	—	—	(11,119)
Change in unrealized gain (loss) included in earnings	(2,115)	(775)	(4,313)	(3,535)	2,752	(3,488)	—	(11,474)
Balance, September 30, 2023	$322,017	$28,474	$1,297	$19,189	$10,425	$15,180	$—	$396,582
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,150)	$(1,815)	$(4,314)	$(1,743)	$2,752	$(3,488)	$—	$(14,759)

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

As of September 30, 2024 and December 31, 2023, the Company’s Level II portfolio investments were valued by third-party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $38.5 million and $65.3 million as of September 30, 2024 and December 31, 2023, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

As of September 30, 2024, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)
First Lien Debt	$39,631	Enterprise Value	Average EBITDA Multiple	6.1x - 7.5x (6.5x)
			Expected Sale Proceeds	90.3x
			Average Settlement Value	0.4x - 1.4x (1.1x)
			Takeback Paper Price	$105.0
	246,913	Income Approach	Implied Discount Rate	6.1% - 23.8% (11.6%)
Second Lien Debt	178	Enterprise Valuation	Takeback Paper Price	$10.8
	20,137	Income Approach	Implied Discount Rate	10.6% - 22.4% (15.2%)
Subordinated Debt	484	Income Approach	Implied Discount Rate	14.8%
	1,212	Recovery analysis	Average Settlement Value	$47.1
Equity	22,661	Enterprise Value	Average EBITDA Multiple	0.4x - 18.0x (5.9x)
			Expected Sale Proceeds	90.3x
			Book value of equity (asset)	1.0x
			Time Horizon	$4.5-$5.2($4.7)
			Current Payment Terms (Par)	$7.3
	218	Income Approach	Implied Discount Rate	17.6%
Collateralized Loan Obligations	6,786	Discounted Cash Flow	Discount Rate	15.9% - 22.9% (19.2%)
			Probability of Default	1.8% - 2.5% (2.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Joint Ventures	13,012	Discounted Cash Flow	Discount Rate	18.1% - 19.7% (18.9%)
			Probability of Default	2.8% - 3.3% (3.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Derivatives	—	Enterprise Value	Average EBITDA Multiple	2.5x
Total Level III Investments	$351,232

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

The following table details derivative investments as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	1,563	-	-	-
Total	$1,571	$-	$-	$-
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$-	$-	$-
Put option(1)	563	-	-	-
Total	$571	$-	$-	$-
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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Management fees for the three months ended September 30, 2024 and 2023, were approximately $1.6 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2024 and 2023, were approximately $5.0 million and $5.7 million, respectively. Incentive fees for the three months ended September 30, 2024 and 2023, were approximately $1.2 million and $1.5 million, respectively. Incentive fees for the nine months ended September 30, 2024 and 2023, were approximately $3.8 million and $5.0 million, respectively.

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

Administrative services expense for the three months ended September 30, 2024 and 2023, was $0.6 million and $0.6 million, respectively. Administrative services expense for the nine months ended September 30, 2024 and 2023, was $1.3 million and $1.9 million, respectively.

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
•
research and market data;

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

($ in thousands)	September 30, 2024	December 31, 2023
2018-2 Secured Notes (net of original issue discount of $— and $712, respectively)	$—	$124,971
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $1,208 and $1,786, respectively)	106,792	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,352 and $775, respectively)	158,126	91,225
	$264,918	$322,410

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2024 was 6.7% and 2.4 years, respectively, and as of December 31, 2023 were 7.0% and 3.7 years, respectively.

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

The 4.875% Notes due 2026 will mature on April 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture and bear interest at a rate of 4.875% per year payable semi-annually on April 30 and October 30 of each year. The 4.875% Notes due 2026 are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.875% Notes due 2026, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

Fair Value of 4.875% Notes due 2026.

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $0.8 million and unamortized offering costs of approximately $0.4 million as of September 30, 2024. The fair value of the Company’s outstanding 4.875% Notes due 2026 disclosed, but not carried, was approximately $100.5 million at September 30, 2024. The 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value.

As of December 31, 2023, the 4.875% Notes due 2026 were carried net of unamortized discount of approximately $1.2 million and unamortized offering costs of approximately $0.6 million. The fair value of the 4.875% Notes due 2026 was approximated at carrying value on the consolidated balance sheets and the 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company’s outstanding 4.875% Notes due 2026 was approximately $106.2 million at December 31, 2023.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$1,316	$1,316	$3,949	$3,949
Amortization of original issue discount	128	121	377	357
Deferred financing costs	68	64	201	191
Total interest and financing expenses	$1,512	$1,501	$4,527	$4,497
Average outstanding balance	$108,000	$108,000	$108,000	$108,000
Average stated interest rate	4.88%	4.88%	4.88%	4.88%

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank National Association serves as collateral agent, securities intermediary and collateral administrator, and we serve as portfolio manager under the Revolving Credit Facility.

GLPRF LLC is required to utilize a minimum of the commitments under the Revolving Credit Facility. Unused amounts below such minimum utilization amount accrue interest as if such amounts are outstanding as borrowings under the Revolving Credit Facility. In addition, GLPRF LLC pays a non-usage fee during the reinvestment period on the average daily unborrowed portion of the financing commitments in excess of such minimum utilization amount.

The initial principal amount of the Revolving Credit Facility was $115 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

On April 29, 2022, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement replaced three-month SOFR as the benchmark interest rate and reduced the applicable margin to 2.80% per annum from 2.85% per annum.

At December 31, 2023, GLPRF LLC was in compliance with all of its debt covenants and $92.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC approximated its carrying value on the consolidated balance sheet and is categorized as Level III under the ASC 820 Fair Value Hierarchy.

On July 23, 2024, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement, among other things, (i) provided for a committed increase to the aggregate principal amount of the Revolving Credit Facility in an amount not to exceed $85.0 million, for a total commitment of $200.0 million, which increase became effective on August 20, 2024, (ii) provided for a committed seven-day bridge advance in an aggregate principal amount of $18,250,000, which advance became effective on August 20, 2024, (iii) reduced the applicable margin on the Revolving Credit Facility to 2.50% per annum, (iv) extended the period in which the Company may request advances under the Revolving Credit Facility to August 29, 2026, (v) extended the stated maturity of the Revolving Credit Facility to August 29, 2027, (vi) reduced the requirement to utilize a minimum of commitments under the Revolving Credit Facility to 70%, (vii) reduced the non-usage fee applicable during the reinvestment period to 0.55% per annum on the average daily unborrowed portion of the financing commitments in excess of the minimum utilization amount, (viii) extended the non-call period under the Revolving Credit Facility to April 29, 2025, and (ix) provided for certain fees to be paid to the administrative agent and the lenders in connection therewith.

At September 30, 2024, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC disclosed, but not carried, was approximately $160.3 million at September 30, 2024 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$2,537	$1,919	$6,401	$5,499
Deferred financing costs	108	83	274	249
Total interest and financing expenses	$2,645	$2,002	$6,675	$5,748
Average outstanding balance	$121,856	$90,935	$102,134	$91,650
Average stated interest rate	7.99%	8.05%	8.01%	7.71%

2018-2 Secured Notes:

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

(3)
Interest may be indexed to either the CP Rate (as defined in the governing indenture) or Reference Rate.
(4)
Reference Rate is defined as the sum of the Term SOFR Rate plus 0.26161%, or 5.63% as of December 31, 2023.

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of September 30, 2024, no 2018-2 Secured Notes were outstanding.

Accordingly, during the three and nine months ended September 30, 2024, the Company redeemed approximately $85.1 million and $125.7 million, respectively, of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2023, the Company redeemed approximately $8.2 million and $38.7 million, respectively, of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

At December 31, 2023, the fair value of the 2018-2 Notes approximated their carrying value on the consolidated balance sheets and the 2018-2 Notes were categorized as Level III under the ASC 820 Fair Value Hierarchy.

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 Secured Notes for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$952	$2,813	$4,951	$8,706
Amortization of original issue discount	11	27	57	96
Total interest and financing expenses	$963	$2,840	$5,008	$8,802
Average outstanding balance	$47,159	$144,027	$81,937	$159,925
Average stated interest rate	8.07%	7.69%	7.99%	7.16%

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2013	$192,592	2,264	—	N/A
Fiscal 2014	223,885	2,140	—	N/A
Fiscal 2015	208,049	2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
September 30, 2024(10)	267,478	1,703	—	N/A

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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
(10)
As of September 30, 2024, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facilities of $159,478.

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023

Net increase (decrease) in net assets resulting from operations	$(3,395)	$4,386
Tax (benefit) provision on realized and unrealized gains (losses) on investments	(537)	(671)
Net change in unrealized (appreciation) depreciation on investments	1,384	8,428
Net realized (gain) loss	21,053	11,467
Book/tax differences on CLO equity investments	(956)	(1,110)
Book/tax differences related to mergers and partnership investments	730	(3,004)
Other book/tax differences	247	793
Taxable income before deductions for distributions	$18,526	$20,289
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period	$1.99	$2.13

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three and nine months ended September 30, 2024, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At September 30, 2024, the Company had a net capital loss carryforward of $468.0 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the nine months ended September 30, 2024, the taxable subsidiaries’ activity resulted in a benefit for income taxes of $0.5 million. As of September 30, 2024, the taxable subsidiaries have, in aggregate, $0.8 million of net deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2024, and December 31, 2023, the Company had $31.7 million and $28.6 million unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Accordion Partners LLC (Revolver)	First Lien Debt	$765	$1,531
AMCP Pet Holdings, Inc. (Revolver)	First Lien Debt	—	350
Anthem Sports & Entertainment Inc. (Revolver)	First Lien Debt	83	83
BetaNXT, Inc. (Revolver)	First Lien Debt	1,256	2,174
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	615	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	—
Centric Brands Inc. (Revolver)	First Lien Debt	N/A	1,166
Colonnade Intermediate, LLC (Revolver)	First Lien Debt	—	68
Critical Nurse Staffing, LLC (Revolver)	First Lien Debt	2,000	2,000
Dentive, LLC(1)	First Lien Debt	513	430
Dentive, LLC (Revolver)	First Lien Debt	196	186
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	87	—
Fortis Payment Systems, LLC(1)	First Lien Debt	492	—
GreenPark Infrastructure, LLC - Series M-1	Equity	1,829	1,829
H.W. Lochner, Inc. (Revolver)	First Lien Debt	—	4,142
IDC Infusion Services LLC(1)	First Lien Debt	1,065	1,065
Luminii LLC (Revolver)	First Lien Debt	172	172
Morae Global Corporation (Revolver)	First Lien Debt	208	208
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Netwrix Corporation(1)	First Lien Debt	N/A	941
PhyNet Dermatology LLC(1)	First Lien Debt	690	690
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	1,125	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	—
Riddell, Inc.(1)	First Lien Debt	636	—
Riskonnect Parent LLC(1)	First Lien Debt	5,000	—
Series A-Great Lakes Funding II LLC	Joint Ventures	11,156	5,473
TA/WEG Holdings, LLC(1)	First Lien Debt	N/A	758
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	784	784
Tactical Air Support, Inc.(1)	First Lien Debt	N/A	286
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	387	258
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(1)	First Lien Debt	761	1,902
Total Unfunded Portfolio Company Commitments		$31,656	$28,566

(1) Delayed-draw term loan.

The Company is involved in litigation in the normal course of its operations and does not expect that the outcome of those litigations to have a material adverse impact to the Company’s financial position or results of operations.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2024	$94	$717,835	$(504,411)	$213,518
Net investment income	—	—	6,226	6,226
Net change in unrealized appreciation on investments	—	—	71	71
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	459	459
Distributions to Stockholders	—	—	(6,444)	(6,444)
Reinvested Dividends	—	—	—	—
Stock-repurchase	(1)	(952)	—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607
Net investment income	$—	$—	$6,477	$6,477
Net change in unrealized appreciation on investments	—	—	(5,966)	(5,966)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,961)	(6,961)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	78	78
Distributions to Stockholders	—	—	(6,411)	(6,411)
Reinvested Dividends	—	158	—	158
Stock-repurchase	—	(1,553)	—	(1,553)
Balance, June 30, 2024	$93	$715,488	$(519,152)	$196,429
Net investment income	$—	$—	$5,802	5,802
Net change in unrealized appreciation on investments	—	—	4,511	4,511
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(11,822)	(11,822)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	—	—
Distributions to Stockholders	—	—	(6,382)	(6,382)
Reinvested Dividends	—	82	—	82
Stock-repurchase	(1)	(637)	—	(638)
Balance, September 30, 2024	$92	$714,933	$(527,043)	$187,982

	For the Nine Months Ended September 30, 2023
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, January 1, 2023	$96	$736,784	$(504,757)	$232,123
Net investment income	—	—	8,529	8,529
Net change in unrealized appreciation on investments	—	—	(5,960)	(5,960)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(3,085)	(3,085)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	571	571
Distributions to Stockholders	—	—	(6,495)	(6,495)
Reinvested Dividends	—	215	—	215
Stock-repurchase	—	(792)	—	(792)
Balance, March 31, 2023	$96	$736,207	$(511,197)	$225,106
Net investment income	$—	$—	$7,915	$7,915
Net change in unrealized appreciation on investments	—	—	(4,176)	(4,176)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,689)	(6,689)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(164)	(164)
Distributions to Stockholders	—	—	(6,579)	(6,579)
Reinvested Dividends	—	153	—	153
Stock-repurchase	(1)	(552)	—	(553)
Balance, June 30, 2023	$95	$735,808	$(520,890)	$215,013
Net investment income	$—	$—	$7,166	$7,166
Net change in unrealized appreciation on investments	—	—	1,708	1,708
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(1,693)	(1,693)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	264	264
Distributions to Stockholders	—	—	(6,554)	(6,554)
Reinvested Dividends	—	73	-	73
Stock-repurchase	—	(1,222)	-	(1,222)
Balance, September 30, 2023	$95	$734,659	$(519,999)	$214,755

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

During the three months ended September 30, 2024 and 2023, the Company issued 4,388 and 3,685 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2024 and 2023, the Company issued 12,488 and 22,079 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of September 30, 2024 and December 31, 2023, was 9,231,454 and 9,383,132 respectively.

During the three months ended September 30, 2024, the Company repurchased 33,429 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $0.6 million. During the nine months ended September 30, 2024, the Company repurchased 164,166 shares under the Renewed Stock Repurchase program at an aggregate cost of approximately $3.1 million. During the three months ended September 30, 2023, the Company repurchased 60,559 shares under the Stock Repurchase Program at an aggregate cost of approximately $1.2 million. During the nine months ended September 30, 2023, the Company repurchased 123,253 shares under the Stock Repurchase Program at an aggregate cost of approximately $2.6 million.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

11. SUBSEQUENT EVENTS

On November 7, 2024, the Company declared a cash distribution of $0.69 per share of common stock. The distribution is payable on November 29, 2024 to stockholders of record at the close of business on November 19, 2024.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The Company has evaluated events and transactions occurring subsequent to September 30, 2024, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2024 (unaudited) and for the year ended December 31, 2023, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2022	$401,113	$74,009	$43	$21,905	$20,453	$58,955	$—	$576,478
Purchases / originations / draws	50,109	952	—	7,867	—	7,564	—	66,492
Pay-downs / pay-offs / sales	(117,244)	(32,968)	5,567	(8,770)	(2,097)	(4,999)	—	(160,511)
Net accretion of interest	6,332	650	—	—	1,998	—	—	8,980
Net realized gain (loss) on investments	(3,633)	(1,151)	—	3,334	(25,446)	—	—	(26,896)
Net change in unrealized appreciation (depreciation) on investments	(78)	(238)	(4,386)	(3,803)	14,060	(2,233)	—	3,322
Fair Value at December 31, 2023	$336,599	$41,254	$1,224	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	49,924	1,261	943	4,973	-	2,742	—	59,843
Pay-downs / pay-offs / sales	(59,961)	(10,348)	(459)	(118)	(1,316)	(10,004)	—	(82,206)
Net accretion of interest	2,016	103	—	—	1,335	—	—	3,454
Net realized gain (loss) on investments	(5,222)	(5,070)	(417)	(6,644)	(1,241)	—	—	(18,594)
Net change in unrealized appreciation (depreciation) on investments	(6,912)	1,685	405	4,135	(960)	263	—	(1,384)
Fair Value at September 30, 2024	$316,444	$28,885	$1,696	$22,879	$6,786	$52,288	$—	$428,978

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

The following table shows the Company’s portfolio by security type as of September 30, 2024, and December 31, 2023:

($ in thousands)	September 30, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$338,616	$316,444	73.8%	$351,858	$336,599	71.9%
Second Lien Debt	36,758	28,885	6.7%	50,814	41,254	8.8%
Subordinated Debt	8,056	1,696	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	7,881	6,786	1.6%	9,103	8,968	1.9%
Joint Ventures	64,153	52,288	12.2%	71,415	59,287	12.7%
Equity	29,493	22,879	5.3%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	—	—	31	—	—
Total	$502,779	$428,978	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2024, and December 31, 2023, were as follows:

($ in thousands)	September 30, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$63,140	$59,814	13.9%	$58,997	$57,168	12.2%
Healthcare & Pharmaceuticals	56,599	55,075	12.8%	59,189	57,224	12.2%
Joint Venture	64,153	52,288	12.2%	71,415	59,287	12.7%
Banking, Finance, Insurance & Real Estate	48,836	49,343	11.5%	51,486	53,918	11.5%
High Tech Industries	53,307	45,346	10.6%	84,676	73,430	15.7%
Consumer goods: Durable	24,713	21,653	5.0%	16,431	13,898	3.0%
Finance	19,053	19,098	4.5%	18,884	18,972	4.1%
Media: Broadcasting & Subscription	17,286	13,357	3.1%	16,665	14,618	3.1%
Machinery (Non-Agrclt/Constr/Electr)	11,592	12,452	2.9%	9,836	10,097	2.2%
Beverage, Food and Tobacco	12,544	11,764	2.8%	12,220	11,444	2.4%
Aerospace and Defense	11,423	11,448	2.7%	11,130	11,256	2.4%
Chemicals, Plastics and Rubber	9,956	9,458	2.2%	9,738	9,836	2.1%
Retail	9,538	8,077	1.9%	9,334	8,732	1.9%
Construction & Building	7,683	7,325	1.7%	7,737	7,441	1.6%
Transportation: Consumer	7,423	7,487	1.7%	7,465	7,409	1.6%
CLO Fund Securities	7,881	6,786	1.6%	9,103	8,968	1.9%
Healthcare, Education and Childcare	6,129	6,121	1.4%	6,175	6,163	1.3%
Metals & Mining	9,950	5,202	1.2%	9,000	7,742	1.7%
Transportation: Cargo	7,139	4,843	1.1%	11,606	10,303	2.2%
Telecommunications	3,813	3,239	0.8%	5,268	4,389	0.9%
Diversified Financial Services	2,952	2,973	0.7%	—	—	0.0%
Containers, Packaging and Glass	2,730	2,680	0.6%	2,734	2,665	0.6%
Hotel, Gaming & Leisure	7,006	2,429	0.6%	8,358	3,948	0.8%
Interactive Media & Services	2,568	2,589	0.6%	2,663	2,662	0.6%
Services: Consumer	2,670	2,660	0.6%	—	—	0.0%
IT Consulting & Other Services	2,185	2,291	0.5%	2,213	2,259	0.5%
Application Software	1,164	1,154	0.3%	—	—	0.0%
Capital Equipment	10,808	1,354	0.3%	10,684	1,203	0.3%
Energy: Electricity	671	672	0.2%	671	671	0.1%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	76	—	0.0%	6,721	100	0.0%
Media: Diversified & Production	—	—	0.0%	1,121	1,125	0.2%
Total	$502,779	$428,978	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.9% and 12.5%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) at September 30, 2024 was spread across 28 different industries and 72 different portfolio companies with a fair value of approximately $347.0 million and average par balance per entity of approximately $2.7 million. As of September 30, 2024, nine of our investments were on non-accrual status. As of December 31, 2023, seven of our investments were on non-accrual status.

Asset Manager Affiliates

As of September 30, 2024, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of September 30, 2024, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2024 and December 31, 2023, the fair value of the CLO Fund Securities was $6.8 million and $9.0 million, respectively.

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

Our CLO Fund Securities as of September 30, 2024 and December 31, 2023 were as follows:

($ in thousands)		September 30, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$120	$120	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,339	2,832	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	170	170	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	740	698	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	3,512	2,966	57.2%	3,049	3,049	57.2%
Total		$7,881	$6,786		$9,103	$8,968

(1)
Represents percentage of class held at September 30, 2024 and December 31, 2023, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2024 and December 31, 2023 was $13.0 million and $14.3 million, respectively.

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

The fair value of our investment in the Great Lakes II Joint Venture as of September 30, 2024 and December 31, 2023, was $39.3 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of September 30, 2024 and December 31, 2023, we had an unfunded commitment of $11.2 million and $5.5 million to the Great Lakes II Joint Venture, respectively.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023.

Revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,357	$13,283	$35,891	$42,915
Non-controlled affiliated investments	356	631	763	2,106
Total interest income	11,713	13,914	36,654	45,021
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,343	2,308	5,255	4,694
Non-controlled affiliated investments	209	113	504	293
Total payment-in-kind income	1,552	2,421	5,759	4,987
Dividend income:
Non-controlled affiliated investments	1,669	1,429	5,122	4,677
Controlled affiliated investments	—	644	—	2,184
Total dividend income	1,669	2,073	5,122	6,861
Fees and other income:
Non-controlled/non-affiliated investments	243	166	505	1,644
Non-controlled affiliated investments	—	—	—	14
Total fees and other income	243	166	505	1,658
Total investment income	$15,177	$18,574	$48,040	$58,527

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended September 30, 2024 and 2023 was approximately $15.2 million and $18.6 million, respectively. Investment income for the nine months ended September 30, 2024 and 2023 was approximately $48.0 million and $58.5 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended September 30, 2024 and 2023, approximately $12.7 million and $15.8 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the nine months ended September 30, 2024 and 2023, approximately $40.4 million and $48.1 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

At September 30, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.9% and 12.5%, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income, excluding CLO income and purchase discount accretion	$11,434	$13,174	$35,109	$41,436
Purchase discount accretion	25	238	210	1,706
PIK income	1,552	2,421	5,759	4,987
CLO income	254	502	1,335	1,879
JV income	1,669	2,073	5,122	6,861
Fees and other income	243	166	505	1,658
Investment Income	$15,177	$18,574	$48,040	$58,527
Less: Purchase discount accretion	$(25)	$(238)	$(210)	$(1,706)
Core Investment Income	$15,152	$18,336	$47,830	$56,821

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

Investment Income on Investments in CLO Fund Securities. For the three months ended September 30, 2024 and 2023, approximately $0.3 million and $0.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2024 and 2023, approximately $1.3 million and $1.9 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended September 30, 2024 and 2023, we recognized $1.7 million and $2.1 million, respectively, in investment income from our investments in Joint Ventures. For the nine months ended September 30, 2024 and 2023, we recognized $5.1 million and $6.9 million, respectively, in investment income from our investments in Joint Ventures. As of September 30, 2024, and December 31, 2023, the fair value of our investments in Joint Ventures was approximately $52.3 million and $59.3 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended September 30, 2024 and 2023, approximately $0.2 million and $0.2 million, respectively, of investment income was attributable to fees and other income. For the nine months ended September 30, 2024 and 2023, approximately $0.5 million and $1.7 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
EXPENSES
Management fees	$1,611	$1,844	$5,020	$5,666
Performance-based incentive fees	1,230	1,519	3,838	5,007
Interest and amortization of debt issuance costs	5,120	6,343	16,210	19,047
Professional fees	283	502	1,357	1,473
Administrative services expense	596	617	1,313	1,947
Directors' fees	143	138	466	469
Other general and administrative expenses	392	445	1,331	1,308
Total expenses	$9,375	$11,408	$29,535	$34,917

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

Total expenses for the three months ended September 30, 2024 and 2023 were approximately $9.4 million and $11.4 million, respectively. Total expenses for the nine months ended September 30, 2024 and 2023 were approximately $29.5 million and $34.9 million, respectively. The decrease in total expenses for the three and nine months ended September 30, 2024, in comparison to the prior year, was primarily driven by a decrease in average debt outstanding as well as lower incentive fees.

Management Fees and Incentive Fees. Management fees for the three months ended September 30, 2024 and 2023 were approximately $1.6 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2024 and 2023 were approximately $5.0 million and $5.7 million, respectively. Incentive fees for the three months ended September 30, 2024 and 2023 were approximately $1.2 million and $1.5 million, respectively. Incentive fees for the nine months ended September 30, 2024 and 2023 were approximately $3.8 million and $5.0 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended September 30, 2024 and 2023, interest expense and amortization on debt issuance costs and discount for the period was approximately $5.1 million and $6.3 million, respectively, on average debt outstanding of $277.3 million and $343.0 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense and amortization on debt issuance costs and discount for the period was approximately $16.2 million and $19.0 million, respectively, on average debt outstanding of $292.1 million and $359.6 million, respectively.

Directors' Expense. Directors' expense for the three months ended September 30, 2024 and 2023 were approximately $0.1 million and $0.1 million, respectively. Directors' expense for the nine months ended September 30, 2024 and 2023 were approximately $0.5 million and $0.5 million, respectively

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended September 30, 2024 and 2023, professional fees totaled approximately $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, professional fees totaled approximately $1.4 million and $1.5 million, respectively.

For the three months ended September 30, 2024 and 2023, administrative services expense was approximately $0.6 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, administrative services expense was approximately $1.3 million and $1.9 million, respectively.

For the three months ended September 30, 2024 and 2023, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2024 and 2023, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $1.3 million and $1.3 million, respectively.

Net Investment Income

For the nine months ended September 30, 2024, net investment income was approximately $18.5 million, or $1.99 per basic and diluted share, while tax-basis distributable income was approximately $18.5 million, or $1.99 per basic and diluted share. For the nine months ended September 30, 2023, net investment income was approximately $23.6 million, or $2.48 per basic and diluted share, while tax-basis distributable income was approximately $20.3 million, or $2.13 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three and nine months ended September 30, 2024, the Company recognized $11.4 million and $20.4 million of net realized losses on our portfolio investments, respectively. During the three and nine months ended September 30, 2023, we recognized $1.6 million and $11.2 million of net realized losses on our portfolio investments, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$5,430	$4,219	$(5,392)	$(4,316)
Non-controlled affiliated investments	(994)	(1,117)	(2,909)	(662)
Controlled affiliated investments	75	(1,394)	6,917	(3,450)
Total net change in unrealized gain (loss) from investment transactions	$4,511	$1,708	$(1,384)	$(8,428)

During the three months ended September 30, 2024, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $4.5 million . The net change in unrealized appreciation (depreciation) on investments is made up of approximately $0.2 million on equity securities, $(0.4) million on our Joint Ventures investments, and $4.7 million on our debt securities. During the three months ended September 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately $1.7 million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $1.1 million on CLO Fund Securities, $(1.6) million on equity securities, $(0.9) million on our Joint Ventures investments, and $3.1 million on our debt securities.

During the nine months ended September 30, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $(1.4) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(1.0) million on CLO Fund Securities, $4.1 million on equity securities, $0.3 million on our Joint Ventures investments, and $(4.8) million on our debt securities. During the nine months ended September 30, 2023, our total investments had net change in unrealized appreciation (depreciation) of approximately $(8.4) million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $2.8 million on CLO Fund Securities, $(3.5) million on equity securities, $(3.4) million on our Joint Ventures investments, and $(4.3) million on our debt securities.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2024, was $(1.5) million, or $(0.16) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2023, was $7.4 million, or $0.78 per basic and diluted share.The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2024, was $(3.4) million, or $(0.37) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2023, was $4.4 million, or $0.46 per basic and diluted share.

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

As of September 30, 2024 and December 31, 2023 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	September 30, 2024	December 31, 2023
Cash and cash equivalents	$13,736	$26,912
Restricted Cash	13,039	44,652
First Lien Debt	316,444	336,599
Second Lien Debt	28,885	41,254
Subordinated Debt	1,696	1,224
Equity	22,879	20,533
Collateralized Loan Obligations	6,786	8,968
Asset Manager Affiliates	—	—
Joint Ventures	52,288	59,287
Derivatives	—	—
Total	$455,753	$539,429

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2024, we had approximately $267.5 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 170%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on April 30 and October 30, at a rate of 4.875%. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2024, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank National Association serves as collateral agent, securities intermediary and collateral administrator, and the Company serves as portfolio manager under the Revolving Credit Facility.

GLPRF LLC is required to utilize a minimum of the commitments under the Revolving Credit Facility. Unused amounts below such minimum utilization amount accrue interest as if such amounts are outstanding as borrowings under the Revolving Credit Facility. In addition, GLPRF LLC pays a non-usage fee during the reinvestment period on the average daily unborrowed portion of the financing commitments in excess of such minimum utilization amount.

The initial principal amount of the Revolving Credit Facility was $115 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender.

On April 29, 2022, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement replaced three-month SOFR as the benchmark interest rate and reduced the applicable margin to 2.80% per annum from 2.85% per annum.

On July 23, 2024, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement, among other things, (i) provided for a committed increase to the aggregate principal amount of the Revolving Credit Facility in an amount not to exceed $85.0 million, for a total commitment of $200.0 million, which increase became effective on August 20, 2024, (ii) provided for a committed seven-day bridge advance in an aggregate principal amount of $18,250,000, which advance became effective on August 20, 2024, (iii) reduced the applicable margin on the Revolving Credit Facility to 2.50% per annum, (iv) extended the period in which the Company may request advances under the Revolving Credit Facility to August 29, 2026, (v) extended the stated maturity of the Revolving Credit Facility to August 29, 2027, (vi) reduced the requirement to utilize a minimum of commitments under the Revolving Credit Facility to 70%, (vii) reduced the non-usage fee applicable during the reinvestment period to 0.55% per annum on the average daily unborrowed portion of the financing commitments in excess of the minimum utilization amount, (viii) extended the non-call period under the Revolving Credit Facility to April 29, 2025, and (ix) provided for certain fees to be paid to the administrative agent and the lenders in connection therewith.

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

At September 30, 2024, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of September 30, 2024, no 2018-2 Secured Notes were outstanding.

Accordingly, during the three months ended September 30, 2024, the Company redeemed approximately $85.1 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million.

During the nine months ended September 30, 2024, the Company redeemed approximately $125.7 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million.

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

The following table sets forth the quarterly distributions paid by us since 2021.

	Distribution	Declaration Date	Record Date	Pay Date
2024:
Third quarter	$0.69	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.07
2023:
Fourth quarter	$0.69	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56
2021:
Fourth quarter	$0.62	11/3/2021	11/15/2021	11/30/2021
Third quarter	0.60	8/4/2021	8/17/2021	8/31/2021
Second quarter	0.60	5/6/2021	5/19/2021	6/1/2021
First quarter	0.60	2/12/2021	2/22/2021	3/2/2021
Total declared in 2021	$2.42

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

During the three months ended September 30, 2024, the Company repurchased 33,429 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $0.6 million. During the three months ended September 30, 2023, the Company repurchased 60,559 shares under the Stock Repurchase Program at an aggregate cost of approximately $1.2 million. During the nine months ended September 30, 2024, the Company repurchased 164,166 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $3.1 million. During the nine months ended September 30, 2023, the Company repurchased 123,253 shares under the Stock Repurchase Program at an aggregate cost of approximately $2.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2024, and December 31, 2023, we had approximately $31.7 million and $28.6 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with its investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2024:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$267,478	$108,000	$159,478	$—	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2024, nine of our investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of September 30, 2024, approximately 91.2% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 88.5% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2024, we had $267.5 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.7%, of which $108.0 million par value had a fixed rate and $159.5 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,732	$3,501	$5,270
Decrease in interest rate	$(1,712)	$(3,425)	$(5,072)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended September 30, 2024 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the nine months ended September 30, 2024, except as previously reported by us on our current reports on Form 8-K. We issued a total of 12,488 shares of common stock under our dividend reinvestment plan (“DRIP”) during the nine months ended September 30, 2024 . This issuance was not subject to the registration requirements of the Securities Act. For the nine months ended September 30, 2024, the aggregate value of the shares of our common stock issued under our DRIP was approximately $0.2 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
January 1, 2024 through January 31, 2024	38,735	$18.58	38,735	$5,600
February 1, 2024 through February 28, 2024	5,657	$19.01	5,657	$5,493
March 1, 2024 though March 31, 2024	6,623	$18.90	6,623	$9,875
April 1, 2024 through April 30, 2024	27,609	$19.23	27,609	$9,344
May 1, 2024 through May 31, 2024	27,799	$19.76	27,799	$8,795
June 1, 2024 through June 30, 2024	24,314	$19.48	24,314	$8,321
July 1, 2024 through July 31, 2024	16,471	$19.67	16,471	$7,997
August 1, 2024 through August 31, 2024	807	$18.61	807	$7,982
September 1, 2024 through September 30, 2024	16,151	$18.47	16,151	$7,684
Total	164,166		164,166
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PORTMAN RIDGE FINANCE CORPORATION

Date: November 7, 2024	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *