Form 10-K
period 2024-12-31
Portman Ridge Finance Corp
filed 2025-03-13
CIK 1372807

Portman Ridge Finance Corporation12/3112/31Co-@

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $181.3 million based upon a closing price of $19.62 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 10, 2025 was 9,198,175.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:

•
our ability to consummate the merger with Logan Ridge Finance Corporation (“LRFC”) on the expected timeline, or at all;
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
•
our ability to operate as a business development company under the Investment Company Act of 1940 and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
•
the adequacy of our available liquidity, cash resources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of Sierra Crest Investment Management LLC (the "Adviser") to locate suitable investments for us to monitor and administer our investments;
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
•
an economic downturn could have a material adverse effect on our portfolio companies' results of operations and financial condition, which could lead to a loss on some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
•
the timing, form and amount of any dividend distributions; and
•
risks related to certain mergers diverting management’s attention from ongoing business operations.

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Annual Report is filed with the SEC.

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

Our investment portfolio totaled $405.0 million at fair value as of December 31, 2024 and was spread across 28 different industries (when excluding our investments in the CLO Funds and Joint Ventures, as defined below) and 93 different entities. Our debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) totaled 320.7 million at fair value as of December 31, 2024 and was spread across 26 different industries with an average par balance per entity of approximately $2.5 million.

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

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (“Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

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

Advisers’ Corporate Information

The Advisers' principal executive offices are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022, and our telephone number is (212) 891-2880.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2024:

•
represented approximately 79.2% of the total investment portfolio at fair value;
•
contained credit instruments issued by corporate borrowers;
•
primarily comprised of senior secured loans and subordinated debt (99.5% and 0.5% of Debt Securities Portfolio, respectively);
•
spread across 28 different industries and 93 different entities;
•
average par balance per investment of approximately $2.5 million;
•
six investments were on non-accrual status; and
•
the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.3%.

Our Debt Securities Portfolio investments generally range between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. The target size of our investments and maturity dates may vary as follows:

•
senior secured term loans from $2 million to $20 million maturing in five to seven years;
•
second lien term loans from $5 million to $15 million maturing in six to eight years;
•
senior unsecured loans from $5 million to $23 million maturing in six to eight years;
•
mezzanine loans from $5 million to $15 million maturing in seven to ten years; and
•
equity investments from $1 million to $5 million.

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

As of December 31, 2024, our investment in the F3C Joint Venture was approximately $13.0 million at fair value.

Series A - Great Lakes Funding II LLC. In August 2022, we invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture.

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

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2024 was approximately $41.1 million at fair value. As of December 31, 2024, we had an aggregate $8.2 million unfunded commitment to the Great Lakes II Joint Venture.

CLO Fund Securities. Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2024, unless otherwise specified:

•
CLO Fund Securities represented approximately 1.3% of the total investment portfolio at fair value;
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

We focus on lending and investing opportunities in:

•
companies with EBITDA of $10 million to $50 million;
•
companies with financing needs of $25 million to $150 million;
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

BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform ("BC Partners Real Estate") as fully integrated businesses. Our investment activity will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe.

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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 12, 2025.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. The Board most recently determined to re-approve the Administration Agreement at a meeting held on March 12, 2025.

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the years ended December 31, 2024 or December 31, 2023.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $19.41 and $22.76 as of December 31, 2024 and December 31, 2023, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value(1)	Per Share(1)	Fair Value(1)	Per Share(1)
Investments at fair value:
Non-controlled/non-affiliated investments	$327,622	$35.62	$398,325	$42.45
Non controlled affiliated investments	64,384	7.00	55,222	5.88
Controlled affiliated investments	13,015	1.41	14,318	1.53
Cash and cash equivalents	17,532	1.91	26,912	2.87
Restricted cash(2)	22,421	2.44	44,652	4.76
All other assets	8,660	0.94	9,810	1.05
Total Assets	$453,634	$49.32	$549,239	$58.54
2018-2 Secured Notes (net of original issue discount)	—	—	124,971	13.32
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount)	106,983	11.63	106,214	11.32
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs)	158,157	17.19	91,225	9.72
Payable for open trades	—	—	520	0.06
Other liabilities	10,001	1.09	12,791	1.36
Total Liabilities	$275,141	$29.91	$335,721	$35.78
Net Asset Value	$178,493	$19.41	$213,518	$22.76

(1)
Our consolidated statements of assets and liabilities at fair value and the resulting net asset value are calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The per share presentation of these amounts (excluding net asset value per share) is an internally derived non-U.S. GAAP performance measure, calculated by dividing the relevant consolidated statements of assets and liabilities amount by the Company's outstanding shares for the respective year-end shown above. We believe that these per share amounts are useful for analyzing our consolidated statements of assets and liabilities both quantitatively and qualitatively.
(2)
Consists of cash from interest and principal payments, subject to withdrawal restrictions, from certain investments of our Debt Securities Portfolio that are pledged to secure the Company’s debt obligations.

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
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof), if less than 90% of their income is derived from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
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

Risks Related to Our Business and Structure

The announcement and pendency of the merger with LRFC could adversely affect the Company’s businesses, financial results and operations.

As described further below, on January 29, 2025, the Company entered into a Merger Agreement (as defined below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” The announcement and pendency of the Mergers (as defined below) could cause disruptions in, and create uncertainty surrounding, our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, the Company has diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on future revenues and results of operations.

The Company is also subject to the restrictions on the conduct of its businesses prior to the completion of the Mergers set forth in the Merger Agreement. Generally, these restrictions will require the Company to conduct its businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of their assets, amend its organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

Most stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

If the Mergers are consummated, the Company’s stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers unless they hold a comparable or greater percentage ownership in LRFC. Consequently, the Company’s stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.

In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of LRFC common stock and the Company’s common stock, LRFC and the Company may issue additional shares of LRFC common stock and the Company’s common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current LRFC stockholders and the Company’s stockholders.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
the business of the Company may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and
•
LRFC and the Company would not realize the anticipated benefits of the Mergers.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Mergers.

The Merger Agreement includes restrictions on the ability of the Company to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued.

The Company will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect the Company and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with the Company to seek to change their existing business relationships. In addition, the Merger Agreement restricts the Company from taking actions that might otherwise be considered to be in its best interest. These restrictions may prevent the Company from pursuing certain business operations that may arise prior to the completion of the Mergers.

If the Mergers do not close, the Company will not benefit from the expenses it has incurred in pursuit of the Mergers.

If the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. It is anticipated that the Company will bear expenses of approximately $2.1 million ($0.23 per share based on the Company’s Common Stock outstanding as of December 31, 2024) in connection with the Mergers, both if consummated and not consummated.

Litigation filed against LRFC or the Company in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, LRFC and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of LRFC, the Company or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Mergers are subject to closing conditions, including certain approvals of LRFC stockholders and the Company’s stockholders that, if not satisfied, will prevent the Mergers from being completed. In addition to the required approvals of LRFC stockholders and the Company’s stockholders, the Mergers are subject to a number of other conditions beyond the control of LRFC and the Company that may prevent, delay or otherwise materially adversely affect completion of the Mergers. The Company cannot predict whether and when these other conditions will be satisfied.

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

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We have received exemptive relief that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BC Partners Lending Corporation, Logan Ridge Finance Corporation, BCP Special Opportunities Fund I LP and BCP Special Opportunities Fund II LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

On December 24, 2016, the final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the “U.S. Risk Retention Rules”) became effective and generally require one of the “sponsors” of asset-backed securities or a “majority-owned affiliate” thereof to retain not less than 5% of the credit risk of the assets collateralizing the issuer's securities. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an “open-market CLO” (described in the DC Circuit Ruling as a CLO where assets are acquired from “arms-length negotiations and trading on an open market”) as the securitizer of the open-market CLO (such decision, the “DC Circuit Ruling”), and subsequently issued a mandate to the lower court (the “District Court”) requiring the District Court to implement the DC Circuit Ruling. As a result of this decision, CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. We have received exemptive relief that allows BDCs managed by the Adviser, including us, to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio(1) (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder	-34.7%	-22.0%	-9.3%	3.4%	16.1%

(1)
Assumes $453.6 million in total assets, $178.5 million in net assets, and $267.5 million in par value of outstanding borrowings with a weighted average interest rate of 6.2% as of December 31, 2024.

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

Investments in CLOs involve a number of significant risks, including:

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

Unitranche Loans. We may invest in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with the secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

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

We have engaged independent valuation firms to provide third party valuation consulting services to our Adviser and our Board. Each quarter, the independent valuation firms perform third party valuations on our material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third-party valuation estimates are one of the relevant data points in the determination of fair value. We and our Adviser intend to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our Adviser's determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our Adviser's determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As of December 31, 2024, we had $5.2 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, from recognized capital gains or from capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have over the last several years included a significant return of capital component. For more information about our distributions over the last several years that have included a return of capital component, see Note 7 — “Taxable Income” to our consolidated financial statements included elsewhere in this Annual Report.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PTMN." As of March 10, 2025, there were approximately 48 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

PRICE RANGE OF COMMON STOCK

The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices(2)		of High Sale	of Low Sale
Period	NAV(1)	High	Low	Price to NAV(3)	Price to NAV(3)
First quarter of 2025 (as of March 10, 2025)	*	$17.45	$16.10	*	*
Fourth quarter of 2024	$19.41	$18.70	$16.28	(3.66)%	(16.13)%
Third quarter of 2024	$20.36	$19.86	$18.15	(2.47)%	(10.87)%
Second quarter of 2024	$21.21	$20.49	$18.97	(3.40)%	(10.57)%
First quarter of 2024	$22.57	$19.50	$18.20	(13.59)%	(19.35)%
Fourth quarter of 2023	$22.76	$19.30	$16.55	(15.20)%	(27.28)%
Third quarter of 2023	$22.65	$20.81	$18.88	(8.12)%	(16.64)%
Second quarter of 2023	$22.54	$21.10	$18.86	(6.39)%	(16.33)%
First quarter of 2023	$23.56	$23.39	$20.28	(0.70)%	(13.91)%

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Closing sales price as provided by the NASDAQ Global Select Market.
(3)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

* Not determinable at the time of filing.

On March 10, 2025, the reported closing sales price of our common stock was $16.93 per share.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2024. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)
Total return includes reinvestment of distributions through December 31, 2024. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)(1)
January 1, 2024 through January 31, 2024	38,735	$18.58	38,735	$5,600
February 1, 2024 through February 29, 2024	5,657	19.01	5,657	5,493
March 1, 2024 through March 31, 2024	6,623	18.90	6,623	9,875
April 1, 2024 through April 30, 2024	27,609	19.23	27,609	9,344
May 1, 2024 through May 31, 2024	27,799	19.76	27,799	8,795
June 1, 2024 through June 30, 2024	24,314	19.48	24,314	8,321
July 1, 2024 through July 31, 2024	16,471	19.67	16,471	7,997
August 1, 2024 through August 31, 2024	807	18.61	807	7,982
September 1, 2024 through September 30, 2024	16,151	18.47	16,151	7,684
October 1, 2024 through October 31, 2024	17,665	18.41	17,665	7,358
November 1, 2024 through November 30, 2024	16,737	17.87	16,737	7,059
December 1, 2024 through December 31, 2024	3,789	16.90	3,789	6,995
Total	202,357		202,357

(1)
On March 6, 2023, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 12, 2025, the Board of Directors of the Company authorized once more a renewed stock repurchase program of up to $10 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior Renewed Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2024, we issued 17,400 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the "Risk Factors” section included in our SEC filings and "Cautionary Statement Concerning Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Sierra Crest Investment Management LLC (the "Adviser") is an affiliate of BC Partners LLP ("BC Partners"). Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

From time-to-time we have also made investments in CLO Fund Securities managed by other asset managers. Our collateralized loan obligation funds ("CLO Funds") typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

The Externalization

On April 1, 2019 (the "Closing"), we became externally managed (the "Externalization") by the Adviser, pursuant to a stock purchase and transaction agreement (the "Externalization Agreement") with BC Partners Advisors L.P. ("BCP"), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the "Advisory Agreement") with the Adviser. See "Advisory Agreement" below.

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) will use up to $10 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In November 2020, the Adviser purchased approximately $0.6 million newly issued shares of our common stock in connection therewith, and in May 2021, the Adviser purchased approximately $4.0 million of newly issued shares of our common stock in connection therewith. In both cases, the shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Advisor to use incentive fees to purchase shares expired on April 1, 2021. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser will permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (“Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

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

Total portfolio investment activity (excluding activity in short-term investments) for the years ended December 31, 2024, 2023 and 2022 was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2021	$361,076	$74,174	$43	$22,586	$31,632	$60,474	$(2,412)	$547,573
Purchases / originations / draws	189,004	16,550	1	10,807	—	15,412	—	231,774
Pay-downs / pay-offs / sales	(140,032)	(4,354)	—	(9,980)	(6,194)	(10,400)	2,075	(168,885)
Net accretion of interest	9,779	873	—	—	4,044	—	—	14,696
Net realized gain (loss) on investments	(400)	(14,323)	—	1,341	(14,762)	(526)	(2,095)	(30,765)
Net change in unrealized appreciation (depreciation) on investments	(18,314)	1,089	(1)	(2,849)	5,733	(6,005)	2,432	(17,915)
Fair Value at December 31, 2022	$401,113	$74,009	$43	$21,905	$20,453	$58,955	$—	$576,478
Purchases / originations / draws	50,109	952	—	7,867	—	7,564	—	66,492
Pay-downs / pay-offs / sales	(117,244)	(32,968)	5,567	(8,770)	(2,097)	(4,999)	—	(160,511)
Net accretion of interest	6,332	650	—	—	1,998	—	—	8,980
Net realized gain (loss) on investments	(3,633)	(1,151)	—	3,334	(25,446)	—	—	(26,896)
Net change in unrealized appreciation (depreciation) on investments	(78)	(238)	(4,386)	(3,803)	14,060	(2,233)	—	3,322
Fair Value at December 31, 2023	$336,599	$41,254	$1,224	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	70,343	2,361	997	7,173	—	5,733	—	86,607
Pay-downs / pay-offs / sales	(101,614)	(10,526)	(510)	78	(2,722)	(10,401)	—	(125,695)
Net accretion of interest	2,991	116	—	—	1,511	—	—	4,618
Net realized gain (loss) on investments	(11,908)	(7,868)	(417)	(6,611)	(2,576)	—	—	(29,380)
Net change in unrealized appreciation (depreciation) on investments	(6,454)	3,659	446	3,589	12	(466)	220	1,006
Fair Value at December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021

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

The following table shows the Company’s portfolio by security type at December 31, 2024 and December 31, 2023:

($ in thousands)	December 31, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$311,673	$289,957	71.6%	$351,858	$336,599	71.9%
Second Lien Debt	34,892	28,996	7.2%	50,814	41,254	8.8%
Subordinated Debt	8,059	1,740	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	5,318	5,193	1.3%	9,103	8,968	1.9%
Joint Ventures	66,747	54,153	13.4%	71,415	59,287	12.7%
Equity	31,921	24,762	6.1%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	220	0.0%	31	—	—
Total	$476,432	$405,021	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2024 and December 31, 2023, for our investment portfolio was as follows:

($ in thousands)	December 31, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Joint Venture	$66,747	$54,153	13.4%	$71,415	$59,287	12.7%
Services: Business	55,141	51,776	12.8%	58,997	57,168	12.2%
High Tech Industries	55,932	50,138	12.4%	84,676	73,430	15.7%
Banking, Finance, Insurance & Real Estate	44,191	42,854	10.6%	51,486	53,918	11.5%
Healthcare & Pharmaceuticals	43,882	41,872	10.3%	59,189	57,224	12.2%
Consumer goods: Durable	28,493	27,028	6.7%	16,431	13,898	3.0%
Finance	14,815	14,725	3.6%	18,884	18,972	4.1%
Machinery (Non-Agrclt/Constr/Electr)	11,705	13,608	3.4%	9,836	10,097	2.2%
Media: Broadcasting & Subscription	19,095	12,972	3.2%	16,665	14,618	3.1%
Beverage, Food and Tobacco	12,563	11,612	2.9%	12,220	11,444	2.4%
Aerospace and Defense	11,403	11,390	2.8%	11,130	11,256	2.4%
Chemicals, Plastics and Rubber	10,135	9,628	2.4%	9,738	9,836	2.1%
Construction & Building	7,648	7,596	1.9%	7,737	7,441	1.6%
Transportation: Consumer	7,410	7,470	1.8%	7,465	7,409	1.6%
Retail	10,246	6,853	1.7%	9,334	8,732	1.9%
Healthcare, Education and Childcare	6,114	6,115	1.5%	6,175	6,163	1.3%
CLO Fund Securities	5,318	5,193	1.3%	9,103	8,968	1.9%
Metals & Mining	9,950	5,103	1.3%	9,000	7,742	1.7%
Transportation: Cargo	4,223	3,782	0.9%	11,606	10,303	2.2%
Diversified Financial Services	3,058	3,074	0.8%	—	—	0.0%
Containers, Packaging and Glass	2,728	2,702	0.7%	2,734	2,665	0.6%
Energy: Electricity	2,696	2,702	0.7%	671	671	0.1%
Interactive Media & Services	2,539	2,559	0.6%	2,663	2,662	0.6%
Services: Consumer	2,699	2,406	0.6%	—	—	0.0%
IT Consulting & Other Services	2,157	2,243	0.5%	2,213	2,259	0.5%
Hotel, Gaming & Leisure	7,006	2,205	0.5%	8,358	3,948	0.8%
Capital Equipment	8,016	1,291	0.3%	10,684	1,203	0.3%
Application Software	1,165	1,166	0.2%	—	—	0.0%
Telecommunications	1,541	805	0.2%	5,268	4,389	0.9%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	25	—	0.0%	6,721	100	0.0%
Media: Diversified & Production	—	—	0.0%	1,121	1,125	0.2%
Total	$476,432	$405,021	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2024 and December 31, 2023, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio, was approximately 11.3% and 12.5%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) at December 31, 2024 was spread across 26 different industries and 93 different portfolio companies with a fair value of approximately $320.7 million and average par balance per entity of approximately $2.5 million. As of December 31, 2024, six of our investments were on non-accrual status.

Asset Manager Affiliates

As of December 31, 2024, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2024, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2024 and December 31, 2023, the fair value of the CLO Fund Securities was $5.2 million and $9.0 million, respectively.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in this Annual Report on Form 10-K.

Our CLO Fund Securities as of December 31, 2024 and December 31, 2023 were as follows:

($ in thousands)		December 31, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$126	$261	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,063	2,600	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	141	140	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	521	725	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,467	1,467	57.2%	3,049	3,049	57.2%
Total		$5,318	$5,193		$9,103	$8,968

(1)
Represents percentage of class held as of December 31, 2024 and December 31, 2023.

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

The fair value of the Company’s investment in the F3C Joint Venture as of December 31, 2024 and December 31, 2023 was $13.0 million and $14.3 million, respectively.

Series A – Great Lakes Funding II LLC

In August 2022, we invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture.

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

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2024 and December 31, 2023 was $41.1 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of December 31, 2024, we had a $8.2 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, we had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2024, 2023 and 2022.

Revenue

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$45,036	$55,675	$51,090
Non-controlled affiliated investments	1,859	2,728	3,150
Total interest income	46,895	58,403	54,240
Payment-in-kind income:
Non-controlled/non-affiliated investments	7,472	6,662	4,950
Non-controlled affiliated investments	714	406	477
Controlled affiliated investments	—	—	181
Total payment-in-kind income	8,186	7,068	5,608
Dividend income:
Non-controlled affiliated investments	6,576	6,764	4,450
Controlled affiliated investments	—	2,184	4,141
Total dividend income	6,576	8,948	8,591
Fees and other income:
Non-controlled/non-affiliated investments	775	1,882	1,135
Non-controlled affiliated investments	—	14	40
Total fees and other income	775	1,896	1,175
Total investment income	$62,432	$76,315	$69,614

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. For the years ended December 31, 2024, 2023 and 2022, total investment income was approximately $62.4 million, $76.3 million and $69.6 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the years ended December 31, 2024, 2023 and 2022, approximately $52.6 million, $63.5 million and $55.8 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. The decrease in investment income is primarily driven by paydowns to the Debt Securities Portfolio, as well as a decrease in the contractual interest rates on our loans.

For the years ended December 31, 2024, 2023, and 2022, the weighted average contractual interest rate on our interest earning Debt Securities Portfolio was approximately 11.3% , 12.5%, and 11.1%, respectively.

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

Investment income is comprised of coupon interest, accretion of discount and accelerated accretion resulting from paydowns and other revenue earned from operations. Acquisitions of OHAI (December 2019), GARS (October 2020) and HCAP (June 2021) have had a significant positive impact on earnings as a result of amortization of purchase discount established at the time of the merger. The table below illustrates that impact.

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest income, excluding CLO income and purchase discount accretion	$45,149	$54,631	$44,771
Purchase discount accounting	235	1,774	5,425
PIK income	8,186	7,068	5,608
CLO income	1,511	1,998	4,044
JV income	6,576	8,948	8,591
Fees and other income	775	1,896	1,175
Investment Income	$62,432	$76,315	$69,614
Less: Purchase discount accounting	$(235)	$(1,774)	$(5,425)
Core Investment Income	$62,197	$74,541	$64,189

Core investment income excludes the impact of purchase discount accretion in connection with the OHAI, GARS and HCAP mergers which is investment income as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), excluding the impact of purchase discount accretion associated with the OHAI, GARS and HCAP mergers. We believe presenting investment income excluding the impact of the OHAI, GARS and HCAP merger-related purchase discount amortization and the related per share amount is useful and appropriate supplemental disclosure for analyzing our financial performance due to the unique circumstance giving rise to the purchase accounting adjustment. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing Portman Ridge’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to net investment income excluding the impact of purchase accounting is detailed in the table above.

Investment Income on Investments in CLO Fund Securities. For the years ended December 31, 2024, 2023 and 2022, approximately $1.5 million, $2.0 million and $4.0 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the years ended December 31, 2024, 2023 and 2022,we recognized $6.6 million, $8.9 million and $8.6 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2024 and December 31, 2023, the fair value of our investments in Joint Ventures was approximately $54.2 million and $59.3 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the years ended December 31, 2024, 2023 and 2022, approximately $0.8 million, $1.9 million and $1.2 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
EXPENSES
Management fees	$6,559	$7,452	$8,349
Performance-based incentive fees	5,012	7,374	6,126
Interest and amortization of debt issuance costs	20,782	25,306	17,701
Professional fees	1,873	1,999	2,768
Administrative services expense	1,771	2,377	3,364
Directors' expense	610	630	632
Other general and administrative expenses	1,781	1,713	1,784
Total expenses	$38,388	$46,851	$40,724
Expense reimbursement	—	(5,309)	—
Net Expenses	$38,388	$41,542	$40,724

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

Total expenses for the years ended December 31, 2024, 2023 and 2022 were approximately $38.4 million, $46.9 million and $40.7 million, respectively. The decrease in total expenses for the year ended December 31, 2024, in comparison to the prior year, was primarily driven by a decrease in average debt outstanding and lower cost of debt capital as well as lower management and incentive fees.

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2024, 2023 and 2022 were approximately $6.6 million, $7.5 million and $8.3 million, respectively. The decrease of the management fees for the year ended December 31, 2024 from the comparable period in 2023 was primarily due to the decrease in the average gross assets. The Company incurred incentive fees of $5.0 million, $7.4 million, and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease of the incentive fees for the year ended December 31, 2024 from the comparable period in 2023 was primarily due to the decrease in the Income-Based Fee.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the years ended December 31, 2024, 2023 and 2022, interest expense and amortization of debt issuance costs for the period was approximately $20.8 million, $25.3 million and $17.7 million, respectively, on average debt outstanding of $285.9 million, $343.0 million, and $363.0 million, respectively.

Directors' Expense. Directors' expense for the years ended December 31, 2024, 2023 and 2022 was approximately $0.6 million, $0.6 million and $0.6 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, and administrative services expense under the Administration Agreement and general administrative and other costs.

For the years ended December 31, 2024, 2023 and 2022, professional fees totaled approximately $1.9 million, $2.0 million and $2.8 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, administrative services expense was approximately $1.8 million, $2.4 million, and $3.4 million, respectively.

Other general and administrative expenses, which includes technology and other office and administrative expenses, totaled approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Net Investment Income

For the year ended December 31, 2024, net investment income was approximately $24.0 million, or $2.59 per basic and diluted share, while tax-basis distributable income was $26.5 million, or $2.86 per basic and diluted share. For the year ended December 31, 2023, net investment income was approximately $34.8 million, or $3.66 per basic and diluted share, while tax-basis distributable income was $29.4 million, or $3.09 per basic and diluted share. For the year ended December 31, 2022, net investment income was approximately $28.9 million, or $3.00 per basic and diluted share, while tax-basis distributable income was $29.6 million, or $3.07 per basic and diluted share.

Net Realized Gains (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the consolidated statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2024, the Company recognized $31.2 million of net realized losses on our portfolio investments. For the year ended December 31, 2023, the Company recognized $26.8 million of net realized losses on our portfolio investments. For the year ended December 31, 2022, the Company recognized $31.2 million of net realized losses on our portfolio investments.

Net Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Unrealized Gains (Losses) on Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(2,446)	$6,696	$(8,298)
Non-controlled affiliated investments	(4,085)	980	(1,428)
Controlled affiliated investments	7,317	(4,354)	(10,601)
Derivatives	220	—	2,412
Total net change in unrealized gain (loss) on investments	$1,006	$3,322	$(17,915)

During the year ended December 31, 2024, our total investments had net change in unrealized appreciation of approximately $1.0 million. Included in the net change in unrealized appreciation for the year ended December 31, 2024, are change in unrealized appreciation on equity securities of approximately $3.6 million, change in unrealized depreciation of $0.5 million on our Joint Venture investments, change in unrealized depreciation on our debt securities of approximately $2.3 million, as well as change in unrealized appreciation on our derivative investments of approximately $0.2 million.

During the year ended December 31, 2023, our total investments had net change in unrealized depreciation of approximately $3.3 million. Included in the net change in unrealized depreciation for the year ended December 31, 2023 are change in unrealized appreciation on CLO Fund Securities of approximately $14.1 million, change in unrealized appreciation on equity securities of approximately $3.8 million, as well as change in unrealized appreciation of $2.2 million on our Joint Ventures investment. Change in unrealized depreciation on our debt securities was approximately $4.7 million. Change in unrealized appreciation (depreciation) on our derivative investments was approximately $0.0 million.

During the year ended December 31, 2022, our total investments had net change in unrealized appreciation of approximately $17.9 million. Included in the net change in unrealized appreciation for the year ended December 31, 2022 are change in unrealized depreciation on CLO Fund Securities of approximately $5.7 million, change in unrealized depreciation on equity securities of approximately $2.8 million, change in unrealized depreciation of $6.0 million on our Joint Ventures investment and change in unrealized appreciation on our debt securities of $17.2 million. Change in unrealized appreciation (depreciation) on our derivative investments was approximately $2.4 million.

Net Change in Net Assets Resulting from Operations

The net decrease in net assets resulting from operations for the year ended December 31, 2024 was approximately $5.9 million, or $0.64 per basic and diluted share. Net increase in net assets resulting from operations for the year ended December 31, 2023 was approximately $11.4 million, or $1.20 per basic and diluted share. Net decrease in net assets resulting from operations for the year ended December 31, 2022 was approximately $21.0 million, or $2.18 per basic and diluted share.

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

As of December 31, 2024 and December 31, 2023 the fair value of investments and cash were as follows:

($ in thousands)
Security Type	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$17,532	$26,912
Restricted Cash	22,421	44,652
First Lien Debt	289,957	336,599
Second Lien Debt	28,996	41,254
Subordinated Debt	1,740	1,224
Equity	24,762	20,533
Collateralized Loan Obligations	5,193	8,968
Asset Manager Affiliates	—	—
Joint Ventures	54,153	59,287
Derivatives	220	—
Total	$444,974	$539,429

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2024, we had approximately $267.5 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 167%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Unsecured Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on April 30 and October 30, at a rate of 4.875%. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2024, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

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

GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of GLPRF LLC's portfolio of investments and cash. The obligations of GLPRF LLC under the Revolving Credit Facility are non-recourse to the Company, and the Company's exposure under the Revolving Credit Facility is limited to the value of the Company's investment in GLPRF LLC.

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

At December 31, 2024, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $159.5 million of principal amount outstanding under the Revolving Credit Facility.

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes”) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the par value of the 2018-2 Subordinated Notes and $18.3 million of the par value of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1 R-R Notes available under the CLO converted to Class A-1 T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25.0 million unfunded Class A-1 R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated.

During the first quarter of 2021, the Company redeemed approximately $88.0 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

During the year ended December 31, 2023, the Company redeemed approximately $52.5 million of the par value of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million.

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of December 31, 2024, no 2018-2 Secured Notes were outstanding. Accordingly, during 2024, the Company redeemed approximately $125.7 million of the par value of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million.

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

The following table sets forth the quarterly distributions paid by us since 2022.

	Distribution	Declaration Date	Record Date	Pay Date
2024:
Fourth quarter	$0.69	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76
2023:
Fourth quarter	$0.69	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56

Stock Repurchase Program

On March 6, 2023, the Board of Directors of the Company approved a $10 million stock repurchase program (the “Stock Repurchase Program”) for an approximately one-year period, effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indenture for our 4.875% Notes due 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This Stock Repurchase Program may be suspended or discontinued at any time. On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the prior Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 12, 2025, the Board of Directors of the Company authorized once more a renewed stock repurchase program of up to $10 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior Renewed Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the year ended December 31, 2024, the Company repurchased 202,357 shares, under the Renewed Stock Repurchase Program at an aggregate cost of approximately $3.8 million. During the year ended December 31, 2023, the Company repurchased 224,933 shares, under the Stock Repurchase Program at an aggregate cost of approximately $4.4 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2024 and December 31, 2023, the Company had approximately $27.2 million and $28.6 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2024:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two year	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$267,479	$108,000	$159,479	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Pursuant to ASC 946: Financial Services — Investment Companies (“ASC 946”), we reflect our investments on our consolidated statements of assets and liabilities at their determined fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Our Adviser may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with U.S. GAAP.

Interest Income

Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2024, six of our debt investments were on non-accrual status.

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

U.S. GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period. For U.S. tax purposes, these CLO equity investments are generally treated as PFICs. Taxable income is provided on a PFIC statement, where income and capital gains are determined based on the U.S. shareholder's proportionate ownership of the PFIC.

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

Recent Developments

On January 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Logan Ridge Finance Corporation, a Maryland corporation (“LRFC”), Portman Ridge Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”); solely for the limited purposes set forth therein, Mount Logan Management LLC, a Delaware limited liability company and the external investment adviser to LRFC (“Mount Logan”); and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth therein, (i) at the effective time of the First Merger (the “Effective Time”), Merger Sub will be merged with and into LRFC (the “First Merger”), with LRFC continuing as the surviving company and as a wholly-owned subsidiary of the Company, and (ii) immediately after the Effective Time, LRFC will merge with and into the Company (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Company continuing as the surviving company. Both the Board of Directors of the Company and LRFC’s board of directors, including all of their respective independent directors who are not “interested persons” of either the Company or LRFC or the Adviser or Mount Logan, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or LRFC, as applicable (each, a “Special Committee”), have approved, among other things, the Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers, which is currently anticipated to occur in the second quarter of calendar year 2025, is subject to certain closing conditions, including requisite approvals of the Company’s and LRFC’s stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of LRFC’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries, including Merger Sub) will be converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash to be paid (without interest) in lieu of fractional shares. In addition, pursuant to a fee waiver letter executed on January 29, 2025, between the Company and the Adviser, the Adviser has agreed to waive up to $1.5 million of the incentive fees otherwise payable to it by Company over the eight consecutive quarters following the closing of the Mergers, subject to the closing of the Mergers.

On March 12, 2025, the Board of Directors of the Company authorized once more a renewed stock repurchase program of up to $10 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior Renewed Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 13, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock and a supplemental cash distribution of $0.07 per share of common stock. The distribution is payable on March 31, 2025 to stockholders of record at the close of business on March 24, 2025. The modification to the dividend policy introduces a stable base distribution, which is anticipated to be sustainable across market cycles, and a quarterly supplemental distribution, which will approximate 50% of net investment income in excess of the quarterly base distribution to account for fluctuations in rates and spreads.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of December 31, 2024, approximately 90.1% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 89.8% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2024, we had approximately $267.5 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.2%, of which $108.0 million par value had a fixed rate and $159.5 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities at December 31, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,496	$3,045	$4,595
Decrease in interest rate	$(1,493)	$(2,980)	$(4,271)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.5 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.0 million and $4.6 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately ($1.5) million. A decrease in interest rate of 2% and 3% would result in a decrease in net investment income of approximately ($3.0) million and ($4.3) million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

The Adviser has engaged an independent valuation firm to provide third party valuation consulting services. Each quarter, the independent valuation firm will perform third-party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third-party valuation estimates were considered as one of the relevant data inputs in the Adviser’s determination of fair value. The Adviser intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

RULE 10B5-1 TRADING PLANS

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stockholder Transaction Expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	$15.00	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.32%	(4)
Incentive fee payable under the Investment Advisory Agreement (17.50% of net investment income and realized capital gains)	2.54%	(5)
Interest payments on borrowed funds	10.53%	(6)
Other expenses	3.06%	(7)
Acquired fund fees and expenses	6.79%	(8)
Total annual expenses	26.24%

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
(4)
Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts; provided, however, that the base management fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. The management fee reflected in the table is calculated by determining the ratio that the management fee bears to the Company’s net assets attributable to common stock (rather than its gross assets). The base management fees referenced in the table above are based on the management fees incurred for the year ended December 31, 2024.
(5)
Our incentive fee consists of two parts: (1) a portion based on our pre-incentive fee net investment income, or the Income-Based Fee, and (2) a portion based on the capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains fee, or the Capital Gains Fee. The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50% of capital gains computed net of all realized capital losses and gross unrealized capital depreciation. The incentive fees referenced in the table above are based on the incentive fees incurred for the year ended December 31, 2024
(6)
“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2024, including with respect to our revolving credit facility and outstanding unsecured notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
“Other expenses” include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, and expenses relating to the Dividend Reinvestment Plan, for the fiscal year ended December 31, 2024.

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

	1 Years	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$237	$586	$817	$1,107
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$246	$602	$833	$1,113

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

Financial Highlights

The following tables contains financial highlights for the past ten years.

	For the Year Ended December 31,
	2024(4)	2023(4)	2022(4)	2021(4)	2020(4)
Per Share Data:
Net asset value, at beginning of period	$22.76	$24.23	$28.88	$28.77	$33.95
Net investment income(1)	2.59	3.66	3.00	4.92	3.40
Net realized gains (losses) from investments(1)	(3.36)	(2.81)	(3.24)	(0.50)	1.52
Net change in unrealized (depreciation) appreciation on investments(1)	0.11	0.35	(1.86)	(0.99)	1.36
Realized gains (losses) from extinguishment of debt(1)	(0.07)	(0.04)	—	(0.21)	0.04
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.09	0.04	(0.08)	(0.17)	—
Net (decrease) increase in net assets resulting from operations	$(0.64)	$1.20	$(2.18)	$3.05	$6.32
Net decrease in net assets resulting from distributions	(2.76)	(2.75)	(2.56)	(2.42)	(2.40)
Accretive effect of common stock repurchases(1)	0.07	—	—	—	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	0.08	0.09	(0.52)	(9.10)
Net asset value, end of period	$19.41	$22.76	$24.23	$28.88	$28.77
Total net asset value return(2)(8)	(1.41)%	8.27%	(6.23)%	11.23%	(8.30)%
Total market return(3)	3.87%	(8.82)%	3.84%	43.64%	1.42%
Ratio/Supplemental Data:
Per share market value at beginning of period	$18.19	$23.00	$24.76	$19.10	$21.20
Per share market value at end of period	$16.34	$18.19	$23.00	$24.76	$19.10
Shares outstanding at end of period	9,198,175	9,383,132	9,581,536	9,699,695	7,516,423
Net assets at end of period	$178,493	$213,518	$232,123	$280,122	$216,264
Portfolio turnover rate(5)	17.76%	9.29%	28.26%	63.49%	55.70%
Asset coverage ratio	166.73%	164.55%	160.10%	178.00%	156.00%
Ratio of net investment income to average net assets	12.18%	15.80%	11.08%	16.72%	9.20%
Ratio of total expenses to average net assets(7)(8)	19.45%	18.87%	15.62%	15.16%	14.00%
Ratio of interest expense to average net assets	10.53%	11.50%	6.79%	5.43%	5.60%
Ratio of non-interest expenses to average net assets(7)(8)	8.92%	7.38%	8.83%	9.73%	8.40%

	For the Year Ended December 31,
	2019(4)	2018(4)	2017(4)	2016(4)	2015(4)
Per Share Data:
Net asset value, at beginning of period	42.33	48.69	52.43	58.25	69.43
Net investment income(1)	0.82	2.70	2.95	4.99	6.54
Net realized gains (losses) from investments(1)	(4.16)	(4.40)	(1.87)	(1.66)	(1.66)
Net change in unrealized (depreciation) appreciation on investments(1)	0.30	(0.81)	0.90	(3.62)	(9.74)
Realized gains (losses) from extinguishment of debt(1)	(0.30)	(0.05)	(1.12)	—	(0.12)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	—	—	—	—	—
Net (decrease) increase in net assets resulting from operations	$(3.34)	$(2.56)	$0.86	$(0.29)	$(4.98)
Net decrease in net assets resulting from distributions	(3.20)	(4.00)	(4.80)	(5.93)	(6.30)
Net increase (decrease) in net assets relating to stock-based transactions(6)	(1.84)	0.20	0.20	0.40	0.10
Net asset value, end of period	$33.95	$42.33	$48.69	$52.43	$58.25
Total net asset value return(2)(8)	(12.10)%	(4.70)%	2.00%	0.20%	(7.20)%
Total market return(3)	(29.48)%	13.20%	(2.30)%	12.30%	(31.20)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$34.60	$34.10	$39.80	$40.70	$68.20
Per share market value at end of period	$21.20	$34.60	$34.10	$39.80	$40.70
Shares outstanding at end of period	4,482,968	3,732,685	3,733,922	3,717,829	3,710,001
Net assets at end of period	$152,199	$158,021	$181,805	$194,925	$216,100
Portfolio turnover rate(5)	51.70%	38.30%	100.50%	34.30%	32.50%
Asset coverage ratio	195.00%	249.00%	271.00%	205.00%	202.00%
Ratio of net investment income to average net assets	2.00%	5.90%	5.80%	9.00%	9.80%
Ratio of total expenses to average net assets(7)(8)	15.10%	10.10%	9.20%	8.60%	8.60%
Ratio of interest expense to average net assets	5.30%	4.40%	4.10%	4.30%	4.70%
Ratio of non-interest expenses to average net assets(7)(8)	9.80%	5.70%	5.10%	4.20%	3.90%

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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements, as well as includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).
(7)
Incentive fees earned during the years ended December 31, 2024, December 31, 2023, December 31, 2022, and December 31, 2021 were approximately $5.0 million, $7.4 million, $6.1 million, and $7.1 million, respectively, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, of which $0.6 million was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portman Ridge Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Portman Ridge Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the financial highlights for each of the four years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the year ended December 31, 2020 were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

F-2

March 13, 2025
We have served as the Company’s auditor since 2021.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $358,153 and $426,630, respectively)	$327,622	$398,325
Non-controlled affiliated investments (amortized cost of $68,858 and $55,611, respectively)	64,384	55,222
Controlled affiliated investments (amortized cost of $49,421 and $58,041, respectively)	13,015	14,318
Total Investments at fair value (amortized cost of $476,432 and $540,282, respectively)	$405,021	$467,865
Cash and cash equivalents	17,532	26,912
Restricted cash	22,421	44,652
Interest receivable	6,088	5,162
Receivable for unsettled trades	—	573
Due from affiliates	1,367	1,534
Other assets	1,205	2,541
Total Assets	$453,634	$549,239
LIABILITIES
2018-2 Secured Notes (net of original issue discount of $- and $712, respectively)	$—	$124,971
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $1,017 and $1,786, respectively)	106,983	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,322 and $775, respectively)	158,157	91,225
Payable for unsettled trades	—	520
Accounts payable, accrued expenses and other liabilities	3,007	4,252
Accrued interest payable	3,646	3,928
Due to affiliates	635	458
Management and incentive fees payable	2,713	4,153
Total Liabilities	$275,141	$335,721
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,960,785 issued, and 9,198,175 outstanding at December 31, 2024, and 9,943,385 issued, and 9,383,132 outstanding at December 31, 2023	$92	$94
Capital in excess of par value	714,331	717,835
Total distributable (loss) earnings	(535,930)	(504,411)
Total Net Assets	$178,493	$213,518
Total Liabilities and Net Assets	$453,634	$549,239
Net Asset Value Per Common Share	$19.41	$22.76

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$45,036	$55,675	$51,090
Non-controlled affiliated investments	1,859	2,728	3,150
Total interest income	46,895	58,403	54,240
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	7,472	6,662	4,950
Non-controlled affiliated investments	714	406	477
Controlled affiliated investments	—	—	181
Total payment-in-kind income	8,186	7,068	5,608
Dividend income:
Non-controlled affiliated investments	6,576	6,764	4,450
Controlled affiliated investments	—	2,184	4,141
Total dividend income	6,576	8,948	8,591
Fees and other income:
Non-controlled/non-affiliated investments	775	1,882	1,135
Non-controlled affiliated investments	—	14	40
Total fees and other income	775	1,896	1,175
Total investment income	$62,432	$76,315	$69,614
EXPENSES
Management fees	6,559	7,452	8,349
Performance-based incentive fees	5,012	7,374	6,126
Interest and amortization of debt issuance costs	20,782	25,306	17,701
Professional fees	1,873	1,999	2,768
Administrative services expense	1,771	2,377	3,364
Directors' expense	610	630	632
Other general and administrative expenses	1,781	1,713	1,784
Total expenses	$38,388	$46,851	$40,724
Expense reimbursement	—	(5,309)	—
Net expenses	38,388	41,542	40,724
NET INVESTMENT INCOME	$24,044	$34,773	$28,890
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(23,205)	$(26,334)	$(28,893)
Non-controlled affiliated investments	(1,334)	(399)	(197)
Controlled affiliated investments	(6,644)	(33)	—
Derivatives	—	—	(2,095)
Net realized gain (loss) on investments	(31,183)	(26,766)	(31,185)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(2,446)	6,696	(8,298)
Non-controlled affiliated investments	(4,085)	980	(1,428)
Controlled affiliated investments	7,317	(4,354)	(10,601)
Derivatives	220	—	2,412
Net change in unrealized gain (loss) on investments	1,006	3,322	(17,915)
Tax (provision) benefit on realized and unrealized (gains) losses on investments	853	414	(786)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(29,324)	(23,030)	(49,886)
Realized gains (losses) on extinguishment of debt	(655)	(362)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,935)	$11,381	$(20,996)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.64)	$1.20	$(2.18)
Net Investment Income Per Common Share:
Basic and Diluted:	$2.59	$3.66	$3.00
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	9,272,809	9,509,396	9,634,468

(1)
During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company received $0.1 million, $0.6 million and $— million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Operations:
Net investment income	$24,044	$34,773	$28,890
Net realized gains (losses) from investment transactions	(31,183)	(26,766)	(31,185)
Realized gains (losses) from extinguishment of debt	(655)	(362)	—
Net change in unrealized appreciation (depreciation) on investments	1,006	3,322	(17,915)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	853	414	(786)
Net increase (decrease) in net assets resulting from operations	$(5,935)	$11,381	$(20,996)

Stockholder distributions:
Distributions of ordinary income	$(25,582)	$(26,147)	$(24,661)
Net decrease in net assets resulting from stockholder distributions	$(25,582)	$(26,147)	$(24,661)

Capital share transactions:
Issuance of common stock for:
Distribution reinvestment plan	$324	$516	$1,111
Stock repurchases	(3,832)	(4,355)	(3,831)
Private placement and other	—	—	378
Net increase (decrease) in net assets resulting from capital share transactions	$(3,508)	$(3,839)	$(2,342)

Net assets at beginning of period	$213,518	$232,123	$280,122
Net assets at end of period	$178,493	$213,518	$232,123
Net asset value per common share	$19.41	$22.76	$24.23
Common shares outstanding at end of period	9,198,175	9,383,132	9,581,536

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(5,935)	$11,381	$(20,996)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	31,183	26,896	31,185
Net change in unrealized (appreciation) depreciation from investments	(1,006)	(3,322)	17,915
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(853)	—	—
Purchases of investments	(78,421)	(48,188)	(222,202)
Proceeds from sales and redemptions of investments	125,695	146,945	160,964
Net accretion of investments	(4,618)	(6,982)	(10,648)
Amortization of debt issuance costs	1,231	1,219	1,223
Net realized (gain) loss on extinguishment of debt	655	362	—
Payment-in-kind interest income	(8,186)	(7,068)	(5,608)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	573	822	18,798
(Increase) decrease in interest receivable	(926)	(1)	686
(Increase) decrease in due from affiliates	167	(604)	(423)
(Increase) decrease in other assets	(678)	183	528
Increase (decrease) in payable for unsettled trades	(520)	(756)	(4,121)
Increase (decrease) in accrued interest payable	(282)	206	1,702
Increase (decrease) in management and incentive fees payable	(1,440)	610	(998)
Increase (decrease) in due to affiliates	177	(442)	(899)
Increase (decrease) in accounts payable and accrued expenses	(182)	(362)	(205)
Net cash (used in) provided by operating activities	$56,634	$120,899	$(33,099)
FINANCING ACTIVITIES:
Debt issuance costs	$(951)	$—	$(836)
Private placement and other	—	—	378
Stock repurchase program	(3,832)	(4,355)	(3,831)
Distributions to stockholders	(25,258)	(25,631)	(23,550)
Issuance of 2018-2 Secured Notes	—	—	14,300
Repayment of 2018-2 Secured Notes	(125,683)	(52,480)	—
Borrowings from Revolving Credit Facilities	77,479	55,500	16,500
Repayment of Revolving Credit Facilities	(10,000)	(55,500)	(5,071)
Net cash (used in) provided by financing activities	$(88,245)	$(82,466)	$(2,110)
CHANGE IN CASH AND RESTRICTED CASH	$(31,611)	$38,433	$(35,209)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	71,564	33,131	68,340
CASH AND RESTRICTED CASH, END OF YEAR	$39,953	$71,564	$33,131
Amounts per statements of assets and liabilities:
Cash and cash equivalents	$17,532	$26,912	$5,148
Restricted cash	22,421	44,652	27,983
Total Cash and Restricted cash	$39,953	$71,564	$33,131
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$19,833	$23,881	$14,776
Reinvestment of distributions	$324	$516	$1,111

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 183.5%
First Lien/Senior Secured Debt - 158.1%
Accordion Partners LLC	Finance	9.58%	SOFR + 5.25%	0.75%	11/17/31	4,464	$4,437	$4,436	(13)(20)
Accordion Partners LLC (Revolver)	Finance	—	SOFR + 5.25%	0.75%	11/17/31	—	(8)	(8)	(15)(20)
Accurate Background, LLC	Services: Business	10.59%	SOFR + 6.00%	1.00%	03/26/29	4,367	4,177	4,329	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	13.00%, 5.00% PIK	—	04/14/27	14,754	14,752	13,649	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	9.59%	SOFR + 5.25%	1.00%	07/22/27	980	971	979	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	11.74%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	4,875	4,838	4,785	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	11.80%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	1,012	1,006	994
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.22%	SOFR + 9.75%, 5.25% PIK	1.00%	06/30/27	3,934	3,928	3,954	(13)
Ancile Solutions, Inc.	High Tech Industries	14.62%	SOFR + 10.00%	1.00%	06/11/26	6,034	5,985	6,035	(13)
Anthem Sports & Entertainment Inc.	Media: Broadcasting & Subscription	13.99%	SOFR + 9.40%, 13.99% PIK	1.00%	11/15/26	15,070	14,966	9,668	(13)(20)
Anthem Sports & Entertainment Inc. (Revolver)	Media: Broadcasting & Subscription	14.09%	SOFR + 9.50%, 3.00% PIK	1.00%	11/15/26	1,222	1,212	734	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media: Broadcasting & Subscription	14.09%	SOFR + 9.50%, 3.00% PIK	1.00%	06/30/24	563	563	353
Appfire Technologies, LLC	High Tech Industries	9.33%	SOFR + 5.00%	1.00%	03/09/28	5,832	5,827	5,817	(13)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	10.08%	SOFR + 5.75%	—	07/01/29	12,480	11,958	11,997	(13)
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	8.86%	SOFR + 4.50%	—	07/01/27	1,014	1,014	963	(20)
Bradshaw International Parent Corp.	Consumer goods: Durable	10.21%	SOFR + 5.75%	1.00%	10/21/27	491	485	487	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	—	SOFR + 5.75%	1.00%	10/21/26	—	(23)	(8)	(15)(20)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	13.16%	SOFR + 8.49%, 1.00% PIK	1.00%	12/13/25	10,135	10,135	9,628	(13)
CB MIDCO, LLC	Consumer goods: Durable	10.21%	SOFR + 5.75%	1.00%	09/27/27	3,762	3,745	3,414	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	9.90%	SOFR + 5.50%	1.00%	05/08/30	3,151	3,116	3,151	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.50%	1.00%	05/08/30	—	(6)	—	(15)(20)
Cenexel Clinical Research, Inc.	Healthcare & Pharmaceuticals	10.47%	SOFR + 5.75%	1.00%	11/08/28	5,773	5,758	5,765	(13)
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	10.03%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Machinery (Non-Agrclt/Constr/Electr)	11.03%	SOFR + 6.50%	1.00%	02/06/31	3,807	3,807	3,807
Centric Brands Inc. (Term Loan A2)	Machinery (Non-Agrclt/Constr/Electr)	12.53%	SOFR + 8.00%, 12.53% PIK	1.00%	02/06/31	3,463	3,463	3,463
Colonnade Intermediate, LLC	Services: Business	—	—	1.00%	04/27/24	7,167	7,167	5,164	(5)
Colonnade Intermediate, LLC (Revolver)	Services: Business	—	—	1.00%	04/27/24	685	685	494	(5)
Datalink, LLC	Healthcare & Pharmaceuticals	11.49%	SOFR + 6.75%	1.00%	11/23/26	2,640	2,617	2,218	(13)
Dentive, LLC	Healthcare & Pharmaceuticals	11.08%	SOFR + 6.75%	0.75%	12/26/28	2,740	2,695	2,696	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	11.08%	SOFR + 6.75%	0.75%	12/23/28	117	112	114
Dodge Data & Analytics LLC	Construction & Building	10.92%	SOFR + 6.25%	0.50%	01/31/29	657	649	651	(13)
Dodge Data & Analytics LLC (Second Out)	Construction & Building	9.42%	SOFR + 4.75%	0.50%	02/28/29	917	783	779
Florida Food Products, LLC	Beverage, Food and Tobacco	9.52%	SOFR + 5.00%	0.75%	10/18/28	6,823	6,719	5,833	(13)
Fortis Payment Systems, LLC	Diversified Financial Services	9.68%	SOFR + 5.25%	1.00%	02/13/26	3,092	3,058	3,074	(13)(20)
Franchise Group, Inc.	Retail	10.39%	SOFR + 5.45%	0.75%	03/10/26	3,003	2,998	1,783	(13)
Franchise Group, Inc. (DIP)	Retail	13.55%	SOFR + 9.00%	1.00%	05/06/25	594	582	582	(13)
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	13.96%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	6,284	5,588	3,479
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	13.72%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	51	45	28
H.W. Lochner, Inc.	Services: Business	10.99%	SOFR + 6.25%	1.00%	07/02/27	14,513	14,391	14,513	(13)
H-CA II, LLC	Banking, Finance, Insurance & Real Estate	16.00%	—	—	09/01/25	1,724	1,724	1,560
HDC/HW Intermediate Holdings, LLC - Term Loan A	High Tech Industries	8.75%	SOFR + 3.50%, 2.50% PIK	5.25%	06/21/26	5,597	4,958	4,527
HDC/HW Intermediate Holdings, LLC - Term Loan B	High Tech Industries	—	—	—	06/21/26	3,876	940	—	(5)
Help Systems Holdings, Inc.	High Tech Industries	8.69%	SOFR + 4.00%	0.75%	11/19/26	1,954	1,873	1,728	(13)
Hollander Intermediate LLC	Consumer goods: Durable	13.22%	SOFR + 8.75%, 10.58% PIK	2.00%	09/19/26	6,330	5,852	6,235	(13)
IDC Infusion Services LLC	Healthcare & Pharmaceuticals	10.83%	SOFR + 6.50%	1.00%	07/07/28	3,833	3,776	3,853	(13)(20)
Ivanti Software, Inc.	High Tech Industries	9.12%	SOFR + 4.25%	0.75%	12/01/27	977	848	678	(13)
Keg Logistics LLC	Services: Business	10.67%	SOFR + 6.00%	1.00%	11/23/27	11,877	11,791	11,817	(13)
Keg Logistics LLC (Revolver)	Services: Business	10.68%	SOFR + 6.00%	1.00%	11/23/27	872	859	868
Lifescan Global Corporation	Healthcare & Pharmaceuticals	11.12%	SOFR + 6.50%	1.00%	12/31/26	2,165	2,090	758	(13)
Luminii LLC	Construction & Building	11.94%	SOFR + 7.35%	1.00%	04/11/25	5,873	5,873	5,827	(13)
Luminii LLC (Revolver)	Construction & Building	11.94%	SOFR + 7.35%	1.00%	04/11/25	343	343	339	(13)(20)
MAG DS Corp.	Aerospace and Defense	9.93%	SOFR + 5.50%	1.00%	04/01/27	3,624	3,406	3,406	(13)
Money Transfer Acquisition Inc.	Finance	12.71%	SOFR + 8.25%	1.00%	12/14/27	8,574	8,470	8,392	(13)
Morae Global Corporation	IT Consulting & Other Services	12.77%	SOFR + 8.00%	2.00%	10/26/26	2,163	2,077	2,129	(13)
Morae Global Corporation (Revolver)	IT Consulting & Other Services	—	SOFR + 8.00%	2.00%	10/26/26	—	(7)	(3)	(15)(20)
MSM Acquisitions, Inc.	Services: Business	10.51%	SOFR + 6.00%	1.00%	12/09/26	9,852	9,826	8,891	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	9.76%	SOFR + 5.00%	0.50%	04/11/29	2,463	2,277	2,217	(13)
Netwrix Corporation	High Tech Industries	9.26%	SOFR + 4.75%	0.75%	06/09/29	4,248	4,233	4,212	(13)
Netwrix Corporation (Revolver)	High Tech Industries	—	SOFR + 5.00%	0.75%	06/09/29	—	(7)	(10)	(15)(20)
Newbury Franklin Industrials, LLC	Consumer goods: Durable	11.40%	SOFR + 7.00%	2.00%	12/11/29	4,013	3,899	3,898	(20)
One Stop Mailing LLC	Transportation: Consumer	10.72%	SOFR + 6.25%	1.00%	04/29/27	7,470	7,410	7,470	(13)
PMA Parent Holdings LLC (Revolver)	Finance	—	SOFR + 5.25%	0.75%	01/31/31	—	(2)	(2)	(15)
PMA Parent Holdings LLC	Finance	9.58%	SOFR + 5.25%	0.75%	01/31/31	1,401	1,380	1,379	(20)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	11.12%	SOFR + 6.50%	1.00%	10/20/29	1,294	1,267	1,279	(20)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	6.00% PIK	—	—	11/30/27	1,367	1,367	1,367

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Premier Imaging, LLC	Healthcare & Pharmaceuticals	10.59%	SOFR + 6.00%, 10.59% PIK	1.00%	03/31/26	2,869	$2,869	$2,524	(13)
Project Castle, Inc.	Transportation: Cargo	9.76%	SOFR + 5.50%	0.50%	06/08/29	3,020	2,817	2,649	(13)
Project Leopard Holdings, Inc.	High Tech Industries	9.94%	SOFR + 5.25%	0.50%	07/20/29	5,695	5,436	5,126	(13)
PVHC Holding Corp	Containers, Packaging and Glass	11.18%	SOFR + 6.75%, 0.75% PIK	2.50%	02/17/27	2,729	2,728	2,702	(13)
Radius Aerospace, Inc.	Aerospace and Defense	10.48%	SOFR + 6.00%, 10.48% PIK	1.00%	03/29/27	6,066	6,056	6,026	(13)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation: Cargo	12.12%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/29	1,777	1,020	997	(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation: Cargo	11.62%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/29	1,332	386	136	(13)
Riskonnect Parent LLC	Application Software	9.48%	SOFR + 5.00%	—	12/07/28	1,216	1,165	1,166	(20)
Red Range Intermediate Inc.	Capital Equipment	12.69%	SOFR + 8.00%	1.00%	10/01/29	324	324	324	(13)(20)
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	09/20/27	3,150	2,865	2,685
Sundance Holdings Group, LLC	Retail	14.23%	SOFR + 9.50%, 1.50% PIK	—	06/30/25	6,667	6,666	4,488
Symplr Software, Inc.	Healthcare & Pharmaceuticals	9.19%	SOFR + 4.50%	0.75%	12/22/27	1,653	1,651	1,517	(13)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	12.11%	SOFR + 7.75%	1.00%	12/05/28	2,610	2,539	2,559	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	9.55%	SOFR + 5.00%	1.00%	10/02/28	5,032	5,053	5,032	(13)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	—	SOFR + 5.00%	1.00%	10/02/28	—	(2)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace and Defense	13.25%	SOFR + 8.50%	1.00%	12/22/28	1,975	1,941	1,958	(13)(20)
TLE Holdings, LLC	Healthcare, Education and Childcare	9.96%	SOFR + 5.50%	1.00%	06/29/26	6,115	6,114	6,115	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	12.79%	SOFR + 8.00%	2.00%	06/14/28	4,600	4,526	4,558	(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	12.69%	SOFR + 8.00%	2.00%	06/14/28	258	253	255	(20)
VTX Intermediate Holdings, Inc.	High Tech Industries	11.65%	SOFR + 7.00%, 1.00% PIK	2.00%	12/12/29	5,122	5,075	5,074
Total First Lien/Senior Secured Debt							303,889	282,195
Second Lien/Senior Secured Debt - 14.0%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	03/01/28	6,813	6,742	6,396
Confluence Technologies, Inc.	Services: Business	10.98%	SOFR + 6.50%	0.50%	07/23/29	4,000	3,981	3,301	(13)
Dcert Buyer, Inc.	High Tech Industries	11.36%	SOFR + 7.00%	—	02/16/29	5,400	5,393	4,558	(13)
Idera, Inc.	High Tech Industries	11.47%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,014	1,992	(13)
Ivanti Software, Inc.	High Tech Industries	12.12%	SOFR + 7.25%	0.50%	12/01/28	6,000	5,972	3,458	(13)
Project Leopard Holdings, Inc.	High Tech Industries	12.34%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,929	4,488
VTX Intermediate Holdings, Inc.	High Tech Industries	12.50% PIK	—	2.00%	12/12/30	878	861	860
Total Second Lien/Senior Secured Debt							29,892	25,053
Subordinated Debt - 1.0%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Finance	15.00% PIK	—	—	06/30/28	538	538	528
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	—	—	—	05/29/28	6,258	5,565	1,212	(5)
TRSO II, Inc.	Energy: Oil & Gas	—	—	—	01/24/25	26	25	—	(5)
Total Subordinated Debt							6,128	1,740
Collateralized Loan Obligations - 1.7%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	136.55%	—	—	04/20/30	15,161	126	261	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	3.86%	—	—	10/27/31	10,000	3,063	2,600	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	17.98%	—	—	11/01/28	3,250	141	140	(3)(7)(10)
Total Collateralized Loan Obligations							3,330	3,001
Preferred Stock and Units - 4.1%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	29	—
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	146,214	4	243	(22)(25)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	12.50% PIK	—	—	—	2,794,692	2,795	2,795	(22)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,077,360	3,077	2,662
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,173,118	1,173	1,283	(20)(22)
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							7,357	7,307
Common Stock and Membership Units - 4.5%
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	0.07	—	444	(22)
Advantage Capital Holdings LLC - Class A Units	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	500	842	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	0.1	—	—	(11)
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	130
Centric Brands, L.P.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	81,770	746	2,649	(13)
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	158,166	258	258	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	553	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	967	(3)(7)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	14	866	—	(13)
Fusion Connect, Inc. - Warrant	Telecommunications	—	—	—	—	811,572	—	—
HDC/HW Holdings, LLC	High Tech Industries	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	96,523	1,441	993	(13)
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1	87	117
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	$1,000	$476
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,966	455	449
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	—
VTX Holdings LLC - Series C	High Tech Industries	—	—	—	—	441,252	—	—
Workplace Holdings LLC (Pomeroy Technologies, LLC)	High Tech Industries	—	—	—	—	950	228	228
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							7,526	8,106
Derivatives - 0.0%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	—	220	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	220
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							358,153	327,622
Investments in Affiliate Portfolio Companies - 36.1%(17)
First Lien/Senior Secured Debt - 4.3%
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Services: Consumer	12.86%	SOFR + 8.50%	2.00%	05/31/29	1,679	1,638	1,529	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Services: Consumer	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(10)	(15)(20)
Riddell, Inc.	Consumer goods: Durable	10.48%	SOFR + 6.00%	1.00%	03/29/29	6,244	6,149	6,243	(13)(20)
Total First Lien/Senior Secured Debt							7,784	7,762
Second Lien/Senior Secured Debt- 2.2%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,443
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	500
Total Second Lien/Senior Secured Debt							5,000	3,943
Collateralized Loan Obligations - 1.2%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	18,407	521	725	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	17,074	1,467	1,467	(3)(7)(10)
Total Collateralized Loan Obligations							1,988	2,192
Joint Ventures- 23.0%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—	41,309	41,309	41,138	(7)(20)(26)
Total Joint Ventures							41,309	41,138
Preferred Stock and Units - 3.2%
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	557	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	248	(21)
EBSC Holdings LLC (Riddell, Inc.)	Consumer goods: Durable	10.00% PIK	—	—	—	2,154	2,128	2,375	(25)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	10.00% PIK	—	—	—	4,950,000	4,950	1,160	(21)(25)
Princeton Medspa Partners, LLC	Services: Consumer	12.50% PIK	—	—	—	1,064	1,064	859	(22)(25)
Total Preferred Stock and Units							9,317	5,699
Common Stock and Membership Units - 2.0%
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	6,412	2,196	2,202	(20)(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,264	1,420	(21)
Princeton Medspa Partners, LLC - Warrant	Services: Consumer	—	—	—	—	0.03	—	28	(22)
Total Common Stock and Membership Units							3,460	3,650
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Services: Consumer	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							68,858	64,384
Investments in Controlled Afilliated Portfolio Companies - 7.3%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Capital Equipment	—	—	—	01/31/23	2,020	1,931	—	(5)
Total Subordinated Debt							1,931	—
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Capital Equipment	—	—	—	—	2,749,997	4,261	—
Total Common Stock and Membership Units							4,261	—
Joint Ventures - 7.3%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	25,438	13,015	(7)
Total Joint Ventures							25,438	13,015
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							49,421	13,015
Total Investments - 226.9%							$476,432	$405,021

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2024 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2024. As noted in the table above, 89.8% (based on par) of debt securities contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of December 31, 2024 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $458.4 million. The aggregate gross unrealized appreciation is approximately $50.0 million, the aggregate gross unrealized depreciation is approximately $103.3 million, and the net unrealized depreciation is approximately $53.3 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, qualifying assets represent 86.6% of the Company's total assets and non-qualifying assets represent 13.4% of the Company's total assets.
(8)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(9)
Not used.
(10)
CLO Fund Securities are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(11)
This investment receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.
(12)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(13)
As of December 31, 2024, this investment is pledged to secure the Company’s debt obligations.
(14)
The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.
(15)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)
This investment is held by the Company's wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2024:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$220
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(24)
Percentages are based on net assets as of December 31, 2024.
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
(18)
Non-income producing.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2023:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$-

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC.	164	$563	20	N/A	$-
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

.

See accompanying notes to consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024(4)	2023(4)	2022(4)	2021(4)	2020(4)
Per Share Data:
Net asset value, at beginning of period	$22.76	$24.23	$28.88	$28.77	$33.95
Net investment income(1)	2.59	3.66	3.00	4.92	3.40
Net realized gains (losses) from investments(1)	(3.36)	(2.81)	(3.24)	(0.50)	1.52
Net change in unrealized appreciation (depreciation) on investments(1)	0.11	0.35	(1.86)	(0.99)	1.36
Realized gains (losses) from extinguishment of debt(1)	(0.07)	(0.04)	—	(0.21)	0.04
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.09	0.04	(0.08)	(0.17)	—
Net increase (decrease) in net assets resulting from operations	$(0.64)	$1.20	$(2.18)	$3.05	$6.32
Net decrease in net assets resulting from distributions	(2.76)	(2.75)	(2.56)	(2.42)	(2.40)
Accretive effect of common stock repurchases(1)	0.07	—	—	—	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	0.08	0.09	(0.52)	(9.10)
Net asset value, end of period	$19.41	$22.76	$24.23	$28.88	$28.77
Total net asset value return(2)(8)	(1.41)%	8.27%	(6.23)%	11.23%	(8.30)%
Total market return(3)	3.87%	(8.82)%	3.84%	43.64%	1.42%
Ratio/Supplemental Data:
Per share market value at beginning of period	$18.19	$23.00	$24.76	$19.10	$21.20
Per share market value at end of period	$16.34	$18.19	$23.00	$24.76	$19.10
Shares outstanding at end of period	9,198,175	9,383,132	9,581,536	9,699,695	7,516,423
Net assets at end of period	$178,493	$213,518	$232,123	$280,122	$216,264
Portfolio turnover rate(5)	17.76%	9.29%	28.26%	63.49%	55.70%
Asset coverage ratio	166.73%	164.55%	160.10%	178.00%	156.00%
Ratio of net investment income to average net assets	12.18%	15.80%	11.08%	16.72%	9.20%
Ratio of total expenses to average net assets(7)(8)	19.45%	18.87%	15.62%	15.16%	14.00%
Ratio of interest expense to average net assets	10.53%	11.50%	6.79%	5.43%	5.60%
Ratio of non-interest expenses to average net assets (7)(8)	8.92%	7.38%	8.83%	9.73%	8.40%

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
(6)
Includes the effects of the share issuance (at net asset value) from the acquisitions of OHAI, GARS, and HCAP while utilizing different share counts in calculating the other elements, as well as includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).
(7)
Incentive fees earned during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were approximately $5.0 million, $7.4 million, and $6.1 million, respectively, none of which was waived pursuant to the Externalization Agreement. Incentive fees earned during the year ended December 31, 2020, were approximately $4.9 million, of which $0.6 million was waived pursuant to the Externalization Agreement. Excluding the waiver, for the year ended December 31, 2020, ratio of total expenses to average net assets was 14.3% and the ratio of non-interest expenses to average net assets was 8.7%.
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

DECEMBER 31, 2024

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which Commodore Holdings, LLC (“Commodore”), a wholly-owned subsidiary of the Company, sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2024, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (“Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946 - Financial Services - Investment Companies. Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition for the periods presented. Furthermore, the preparation of the consolidated financial statements requires the Company to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I, LLC, Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC, KCAP Senior Funding I Holdings, LLC, Great Lakes Portman Ridge Funding, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings I LLC, OHA Nevada, LLC and HCAP ICC, LLC, in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of Portman Ridge Finance Corporation., or any other affiliate. The Company also consolidates various subsidiaries (KCAP Coastal LLC, PTMN Sub Holdings LLC, Garrison Capital Equity Holdings I LLC, Garrison Capital Equity Holdings II, LLC, and HCAP Equity Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies.

During the year ended December 31, 2024, the Company made approximately $78.4 million of investments and had approximately $125.7 million in repayments and sales, resulting in net repayments and sales of approximately $47.3 million for the period. During the year ended December 31, 2023, the Company made approximately $48.2 million of investments and had approximately $147.0 million in repayments and sales, resulting in net repayment and sales of approximately $98.8 million for the period.

As of December 31, 2024 and December 31, 2023, the Company held loans it has made to 71 and 80 portfolio companies, respectively, with aggregate principal amounts of approximately $366.1 million and $420.9 million, respectively. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to portfolio companies, from time to time the Company assists portfolio companies in securing financing from other sources by introducing such portfolio companies to sponsors or by, among other things, leading a syndicate of lenders to provide the portfolio companies with financing.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024. See Note 11 for more information on the effects of the adoption of ASU 2023-07.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning in the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit accounts and certain overnight investment sweep accounts. The company records cash and cash equivalents at cost, which approximates fair value.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2024, six of our debt investments were on non-accrual status with an aggregate amortized cost of $16.3 million and an aggregate fair value of $6.9 million, which represented 3.4% and 1.7% of the investment portfolio, respectively. As of December 31, 2023, seven of our debt investments were on non-accrual status with an aggregate amortized cost of $17.3 million and an aggregate fair value of $6.1 million, which represented 3.2% and 1.3% of the investment portfolio, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment, the “Investment Management Segment”. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022
Net increase (decrease) in net assets resulting from operations – basic and diluted	$(5,935)	$11,381	$(20,996)
Weighted average common stock outstanding – basic and diluted	9,272,809	9,509,396	9,634,468
Net increase (decrease) in net assets per share from operations – basic and diluted	$(0.64)	$1.20	$(2.18)

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2024 and December 31, 2023:

($ in thousands)	December 31, 2024			December 31, 2023
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$311,673	$289,957	71.6%	$351,858	$336,599	71.9%
Second Lien Debt	34,892	28,996	7.2%	50,814	41,254	8.8%
Subordinated Debt	8,059	1,740	0.4%	7,990	1,224	0.3%
Collateralized Loan Obligations	5,318	5,193	1.3%	9,103	8,968	1.9%
Joint Ventures	66,747	54,153	13.4%	71,415	59,287	12.7%
Equity	31,921	24,762	6.1%	31,280	20,533	4.4%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	220	0.0%	31	—	—
Total	$476,432	$405,021	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2024 and December 31, 2023, were as follows:

($ in thousands)	December 31, 2024			December 31, 2023
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Joint Venture	$66,747	$54,153	13.4%	$71,415	$59,287	12.7%
Services: Business	55,141	51,776	12.8%	58,997	57,168	12.2%
High Tech Industries	55,932	50,138	12.4%	84,676	73,430	15.7%
Banking, Finance, Insurance & Real Estate	44,191	42,854	10.6%	51,486	53,918	11.5%
Healthcare & Pharmaceuticals	43,882	41,872	10.3%	59,189	57,224	12.2%
Consumer goods: Durable	28,493	27,028	6.7%	16,431	13,898	3.0%
Finance	14,815	14,725	3.6%	18,884	18,972	4.1%
Machinery (Non-Agrclt/Constr/Electr)	11,705	13,608	3.4%	9,836	10,097	2.2%
Media: Broadcasting & Subscription	19,095	12,972	3.2%	16,665	14,618	3.1%
Beverage, Food and Tobacco	12,563	11,612	2.9%	12,220	11,444	2.4%
Aerospace and Defense	11,403	11,390	2.8%	11,130	11,256	2.4%
Chemicals, Plastics and Rubber	10,135	9,628	2.4%	9,738	9,836	2.1%
Construction & Building	7,648	7,596	1.9%	7,737	7,441	1.6%
Transportation: Consumer	7,410	7,470	1.8%	7,465	7,409	1.6%
Retail	10,246	6,853	1.7%	9,334	8,732	1.9%
Healthcare, Education and Childcare	6,114	6,115	1.5%	6,175	6,163	1.3%
CLO Fund Securities	5,318	5,193	1.3%	9,103	8,968	1.9%
Metals & Mining	9,950	5,103	1.3%	9,000	7,742	1.7%
Transportation: Cargo	4,223	3,782	0.9%	11,606	10,303	2.2%
Diversified Financial Services	3,058	3,074	0.8%	—	—	0.0%
Containers, Packaging and Glass	2,728	2,702	0.7%	2,734	2,665	0.6%
Energy: Electricity	2,696	2,702	0.7%	671	671	0.1%
Interactive Media & Services	2,539	2,559	0.6%	2,663	2,662	0.6%
Services: Consumer	2,699	2,406	0.6%	—	—	0.0%
IT Consulting & Other Services	2,157	2,243	0.5%	2,213	2,259	0.5%
Hotel, Gaming & Leisure	7,006	2,205	0.5%	8,358	3,948	0.8%
Capital Equipment	8,016	1,291	0.3%	10,684	1,203	0.3%
Application Software	1,165	1,166	0.2%	—	—	0.0%
Telecommunications	1,541	805	0.2%	5,268	4,389	0.9%
Alternative Carriers	—	—	0.0%	971	937	0.2%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	25	—	0.0%	6,721	100	0.0%
Media: Diversified & Production	—	—	0.0%	1,121	1,125	0.2%
Total	$476,432	$405,021	100.0%	$540,282	$467,865	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

The Company's investments in CLO Fund Securities as of December 31, 2024 and December 31, 2023 were as follows:

($ in thousands)		December 31, 2024			December 31, 2023
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$126	$261	22.2%	$1,024	$904	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	3,063	2,600	24.8%	3,923	3,923	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	141	140	6.8%	424	409	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	521	725	57.2%	683	683	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,467	1,467	57.2%	3,049	3,049	57.2%
Total		$5,318	$5,193		$9,103	$8,968

(1)
Represents percentage of class held as of December 31, 2024, and December 31, 2023, respectively.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

Affiliate Investments:

The following table details investments in affiliates at December 31, 2024:

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2024	Principal / Shares at December 31, 2024	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(5)	Common Stock and Membership Units	Energy: Oil & Gas	—	—	—	—	6,228	(6,228)	—	—	—	—
Tank Partners Equipment Holdings, LLC	Subordinated Debt	Energy: Oil & Gas	43	—	—	—	373	(416)	—	—	—	—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Subordinated Debt	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	14,275	(1,976)	—	—	716	—	13,015	27,220	—	—
Total Controlled investments			$14,318	$(1,976)	$—	$—	$7,317	$(6,644)	$13,015		$—	$—
Non-controlled affiliated investments(4)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	$45,012	$(2,692)	$—	$—	$(1,182)	$—	$41,138	41,309	$—	$6,576
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Energy: Electricity	171	2,025	—	—	6	—	2,202	6,412	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock	Services: Business	998	—	—	—	422	—	1,420	250,000	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	4,182	450	—	—	(3,472)	—	1,160	4,950,000	485	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,560	—	—	—	(117)	—	3,443	4,500	366	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	—	500	—	—	—	—	500	500	36	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Telecommunications	553	—	—	—	4	—	557	200,000	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Telecommunications	246	—	—	—	2	—	248	88,946	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Healthcare & Pharmaceuticals	—	1,064	—	—	(205)	—	859	1,064	76	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	—	—	—	—	28	—	28	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	1,635	4	—	(110)	—	1,529	1,679	147	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	(4)	—	—	(6)	—	(10)	—	1	—
JMP Credit Advisors CLO IV LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	—	(260)	98	683	204	—	725	18,407	98	—
JMP Credit Advisors CLO V LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	—	(904)	656	3,049	—	(1,334)	1,467	17,074	656	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Consumer goods: Durable	—	2,131	—	—	244	—	2,375	2,154	154	—
Riddell, Inc.(7)	First Lien/Senior Secured Debt	Consumer goods: Durable	—	6,127	20	—	96	—	6,243	6,244	554	—
Total non-controlled affiliated investments			$55,222	$10,072	$778	$3,732	$(4,086)	$(1,334)	$64,384		$2,573	$6,576

Total non-controlled affiliated and controlled investments			$69,540	$8,096	$778	$3,732	$3,231	$(7,978)	$77,399		$2,573	$6,576

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

The following table details investments in affiliates at December 31, 2023:

Company(1)	Industry Classification	Fair Value as of December 31, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2023	Principal / Shares at December 31, 2023	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Manager Affiliates(2)	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(5)	Energy: Oil & Gas	—	—	—	—	—	—	—	49,000	—	—
Tank Partners Equipment Holdings, LLC	Energy: Oil & Gas	43	—	—	—	—	—	43	511	—	—
Flight Lease VII(5)	Aerospace and Defense	242	(248)	—	—	39	(33)	—	—	—	—
ProAir, LLC(5)	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Venture	18,668	—	—	—	(4,393)	—	14,275	27,220	—	2,184
Total controlled investments		$18,953	$(248)	$—	$—	$(4,354)	$(33)	$14,318		$—	$2,184
Non-controlled affiliated investments(4)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Venture	$40,287	$2,565	$—	$—	$2,160	$—	$45,012	$44,000	$—	$6,764
GreenPark Infrastructure, LLC - Series A(5)	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(5)(7)	Energy: Electricity	171	—	—	—	—	—	171	500	—	—
Kleen-Tech Acquisition, LLC(5)	Services: Business	1,300	—	—	—	(302)	—	998	250,000	—	—
Northeast Metal Works LLC	Metals & Mining	13,445	(4,428)	—	(9,000)	1,107	(1,124)	—	—	377	—
Northeast Metal Works LLC - Preferred(5)	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Metals & Mining	—	—	—	4,500	(318)	—	4,182	4,500,000	333	—
Northeast Metal Works LLC	Metals & Mining	—	—	—	4,500	(940)	—	3,560	4,500	270	—
BMP Slappey Holdco, LLC(5)	Telecommunications	464	—	—	—	89	—	553	200,000	—	—
BMP Slappey Investment II(5)	Telecommunications	206	—	—	—	40	—	246	88,946	—	—
Surge Hippodrome Partners LP(5)	Services: Business	811	(813)	—	—	(386)	388	—	—	—	—
Surge Hippodrome Holdings LLC(5)	Services: Business	484	(496)	—	—	(325)	337	—	—	—	—
Surge Hippodrome Holdings LLC	Services: Business	5,165	(5,460)	328	—	(33)	—	—	—	675	—
Navex Topco, Inc.	Electronics	7,604	(7,700)	310	—	(214)	—	—	—	804	—
Zest Acquisition Corp.	Healthcare, Education and Childcare	3,390	(3,501)	9	—	102	—	—	—	42	—
Total non-controlled affiliated investments		$73,827	$(19,833)	$647	$—	$980	$(399)	$55,222		$2,501	$6,764

Total non-controlled affiliated and controlled investments		$92,780	$(20,081)	$647	$—	$(3,374)	$(432)	$69,540		$2,501	$8,948

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

Investment in Joint Ventures

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $6.6 million, $8.9 million and $8.6 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2024 and December 31, 2023, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $54.2 million and $59.3 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of December 31, 2024 and December 31, 2023 was $13.0 million and $14.3 million, respectively.

Series A – Great Lakes Funding II LLC

In August 2022, the Company invested in Series A – Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2024 and December 31, 2023 was $41.1 million, and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2024, the Company has a $8.2 million unfunded commitment to the Great Lakes II Joint Venture. As of December 31, 2023, the Company had a $5.5 million unfunded commitment to the Great Lakes II Joint Venture.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2024 and December 31, 2023, respectively:

	As of December 31, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$289,957	$—	$289,957
Second Lien Debt	—	—	28,996	—	28,996
Subordinated Debt	—	—	1,740	—	1,740
Equity	—	—	24,762	—	24,762
Collateralized Loan Obligations	—	—	5,193	—	5,193
Joint Ventures	—	—	13,015	41,138	54,153
Derivatives	—	—	220	—	220
Total	$—	$—	$363,883	$41,138	$405,021

	As of December 31, 2023
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$47,303	$289,295	$—	$336,598
Second Lien Debt	—	18,022	23,232	—	41,254
Subordinated Debt	—	—	1,225	—	1,225
Equity	—	—	20,533	—	20,533
Collateralized Loan Obligations	—	—	8,968	—	8,968
Joint Ventures	—	—	14,275	45,012	59,287
Derivatives	—	—	—	—	—
Total	$—	$65,325	$357,528	$45,012	$467,865

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2024 and December 31, 2023 was $41.1 million and $45.0 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	For the Year Ended December 31, 2024
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateral Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2023	$289,295	$23,232	$1,225	$20,533	$8,968	$14,275	$—	$357,528
Transfers out of Level III(1)	—	—	—	—	—	—	—	—
Transfers into Level III(2)	47,303	18,022	—	—	—	—	—	65,325
Net accretion	2,991	116	—	—	1,511	—	—	4,618
Purchases	70,344	2,361	997	7,173	—	—	—	80,875
Sales/Paydowns/Return of Capital	(101,614)	(10,526)	(511)	78	(2,722)	(1,976)	—	(117,271)
Total realized gain (loss) included in earnings	(11,908)	(7,868)	(417)	(6,611)	(2,576)	—	—	(29,380)
Change in unrealized gain (loss) included in earnings	(6,454)	3,659	446	3,589	12	716	220	2,188
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(18,958)	$(2,312)	$(1,932)	$(4,721)	$11	$716	$220	$(26,976)

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

(1)
Transfers out of Level III represent a transfer of $– million relating to debt securities for which pricing inputs, other than their quoted prices in active markets, were observable as of December 31, 2024.
(2)
Transfers into Level III represent a transfer of $65.3 million relating to debt securities for which pricing inputs were unobservable as of December 31, 2024.

	For the Year Ended December 31, 2023
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2022	$359,648	$50,453	$43	$21,905	$20,453	$18,668	$—	$471,170
Transfers out of Level III(1)	(18,021)	(1,178)	—	—	—	—	—	(19,199)
Transfers into Level III(2)	—	1,643	—	—	—	—	—	1,643
Net accretion	5,034	283	—	—	1,998	—	—	7,315
Purchases	40,727	857	—	649	—	—	—	42,233
Sales/Paydowns/Return of Capital	(95,846)	(26,708)	5,568	(1,552)	(2,097)	—	—	(120,635)
Realized gain (loss) included in earnings	(704)	(1,124)	—	3,334	(25,446)	—	—	(23,940)
Change in unrealized gain (loss) included in earnings	(1,543)	(994)	(4,386)	(3,803)	14,060	(4,393)	—	(1,059)
Balance, December 31, 2023	$289,295	$23,232	$1,225	$20,533	$8,968	$14,275	$—	$357,528
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,242)	$(2,037)	$(4,388)	$(2,082)	$5,461	$(4,392)	$—	$(13,680)

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

As of December 31, 2023, the Company’s Level II portfolio investments were valued by a third-party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $0.0 million and $65.3 million as of December 31, 2024 and December 31, 2023, respectively.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

As of December 31, 2024, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$47,177	Enterprise Value	Average EBITDA Multiple	0.1x - 9.0x (4.7x)
			Average Revenue Multiple	0.2x - 1.4x (1.1x)
	214,658	Income Approach	Implied Discount Rate	7.3% - 37.8% (11.6%)
	28,122	Market	Broker/Dealer Quotes	N/A
Second Lien Debt	20,980	Income Approach	Implied Discount Rate	8.2% - 19.5% (15.8%)
	8,016	Market	Broker/Dealer Quotes	N/A
Subordinated Debt	528	Income Approach	Implied Discount Rate	15.4%
	1,212	Enterprise Value	Recovery Percentage	19.4%
Equity	24,519	Enterprise Value	Average EBITDA Multiple	0.1x - 18.0x (6.2x)
			Average Revenue Multiple	1.4x - 1.4x (0.0x)
			Book value of equity (asset)	1.0x
			Book Value Multiple	0.5x
			Time Horizon	3.3 - 4.9 (3.7)
	243	Income Approach	Implied Discount Rate	17.8%
Collateralized Loan Obligations	5,193	Discounted Cash Flow	Discount Rate	15.9% - 18.2% (9.6%)
			Probability of Default	1.8% - 2.5% (2.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Joint Ventures	13,015	Discounted Cash Flow	Discount Rate	18.1% - 19.7% (18.9%)
			Probability of Default	2.8% - 3.3% (3.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Derivatives	220	Enterprise Value	Average EBITDA Multiple	14.5x - 14.5x (0.0x)
			Average Revenue Multiple	1.4x - 1.4x (0.0x)
			Book Value Multiple	0.5x
			Discount Rate	40.0%
Total Level III Investments	$363,883

(1) The weighted averages disclosed in the table above were weighted by their relative fair value.

As of December 31, 2023, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$8,846	Enterprise Value	Average EBITDA Multiple	0.4x - 0.4x (0.1x)
			Expected Sale Proceeds	97.6x
	275,179	Income Approach	Implied Discount Rate	5.3% - 40.7% (12.4%)
	5,270	Recent Transaction	Implied Discount Rate	13.8% - 14.2% (14.0%)
Second Lien Debt	300	Enterprise Value	Implied Discount Rate	9.5x - 9.5x (9.5x)
	22,932	Income approach	Implied Discount Rate	13.8% - 14.2% (14.0%)
Subordinated Debt	1,225	Enterprise Value	Average Settlement Value	61.0x - 61.0x (61.0x)
			Recovery Rate Multiple	0.1x - 0.1x (0.1x)
Collateralized Loan Obligations	8,968	Discounted Cash Flow	Discount Rate	18.4% - 25.2% (21.1%)
			Probability of Default	1.8% - 2.5% (2.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Joint Ventures	14,275	Discounted Cash Flow	Discount Rate	20.5% - 22.1% (21.3%)
			Probability of Default	2.8% - 3.3% (3.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
Equity	19,805	Enterprise Value	Average EBITDA Multiple	5.0x - 18.0x (6.9x)
			Average EBITDA Multiple / WACC	0.4x - 3.7x (1.1x)
			Book Value of Equity	1.0x - 1.6x (1.6x)
	57	Income Approach	Implied Discount Rate	15.0% - 15.0% (15.0%)
	671	Recent Transaction	Implied Discount Rate	12.4% - 12.4% (12.4%)
Derivatives	—	Enterprise Value	Average EBITDA Multiple	2.5x - 2.5x (2.5x)
Total Level III Investments	$357,528

(1) The weighted averages disclosed in the table above were weighted by their relative fair value.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

The following table details derivative investments at December 31, 2024 and December 31, 2023:

($ in thousands)	December 31, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$220	$—	$220
Put option(1)	1,563	—	—	-
Total	$1,571	$220	$—	$220

(1) Net amount included in non-controlled/non-affiliated investments on the consolidated statements of assets and liabilities.

($ in thousands)	December 31, 2023
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$—	$—	$—
Put option(1)	563	—	—	—
Total	$571	$—	$—	$—

(1) Net amount included in non-controlled/non-affiliated investments on the consolidated statements of assets and liabilities.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 12, 2025. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and annually reviews the compensation we pay to the Adviser.

The Company incurred base management fees of $6.6 million for the year ended December 31, 2024, $7.5 million for the year ended December 31, 2023, and $8.3 million for the year ended December 31, 2022. The Company incurred incentive fees of $5.0 million for the year ended December 31, 2024, $7.4 million for the year ended December 31, 2023, and $6.1 million for the year ended December 31, 2022.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 12, 2025.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $1.8 million of Administrative services expense for the year ended December 31, 2024, $2.4 million for the year ended ending December 31, 2023, and $3.4 million for the year ended December 31, 2022.

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

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the years ended December 31, 2024 or 2023.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	December 31, 2024	December 31, 2023

2018-2 Secured Notes (net of original issue discount of $- and $712, respectively)	$—	$124,971
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $1,017 and $1,786, respectively)	106,983	106,214
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,322 and $775, respectively)	158,157	91,225
	$265,140	$322,410

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2024 were 6.2% and 2.1 years, respectively, and as of December 31, 2023 were 7.0% and 3.7 years, respectively.

Notes Offering

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

Fair Value of 4.875% Notes due 2026.

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $0.7 million and unamortized offering costs of approximately $0.3 million as of December 31, 2024. As of December 31, 2023, the 4.875% Notes due 2026 were carried net of unamortized discount of approximately $1.2 million and unamortized offering costs of approximately $0.6 million. The fair value of the Company’s outstanding 4.875% Notes due 2026 disclosed, but not carried, was approximately $103.8 million as of December 31, 2024 and $106.2 million as of December 31, 2023. The fair value of the 4.875% Notes due 2026 is categorized as Level III under the ASC 820 Fair Value Hierarchy.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$5,265	$5,265	$5,265
Amortization of original issue discount	506	479	454
Deferred financing costs	263	256	247
Total interest and financing expenses	$6,034	$6,000	$5,966
Average outstanding balance	$108,000	$108,000	$108,000
Average stated interest rate	4.88%	4.88%	4.88%

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

On July 23, 2024, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement, among other things, (i) provided for a committed increase to the aggregate principal amount of the Revolving Credit Facility in an amount not to exceed $85.0 million, for a total commitment of $200.0 million, which increase became effective on August 20, 2024, (ii) provided for a committed seven-day bridge advance in an aggregate principal amount of $18.3 million, which advance became effective on August 20, 2024, (iii) reduced the applicable margin on the Revolving Credit Facility to 2.50% per annum, (iv) extended the period in which the Company may request advances under the Revolving Credit Facility to August 29, 2026, (v) extended the stated maturity of the Revolving Credit Facility to August 29, 2027, (vi) reduced the requirement to utilize a minimum of commitments under the Revolving Credit Facility to 70%, (vii) reduced the non-usage fee applicable during the reinvestment period to 0.55% per annum on the average daily unborrowed portion of the financing commitments in excess of the minimum utilization amount, (viii) extended the non-call period under the Revolving Credit Facility to April 29, 2025, and (ix) provided for certain fees to be paid to the administrative agent and the lenders in connection therewith.

As of December 31, 2024, GLPRF LLC was in compliance with all of its debt covenants and $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of GLPRF LLC approximated its carrying value on the consolidated statements of assets and liabilities and is categorized as Level III under the ASC 820 Fair Value Hierarchy.

The fair value of the Revolving Credit Facility disclosed, but not carried, was approximately $160.3 million and $91.2 million at December 31, 2024 and December 31, 2023, respectively, and is categorized as Level III under the ASC 820 Fair Value Hierarchy

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$9,334	$7,465	$4,477
Deferred financing costs	405	333	345
Total interest and financing expenses	$9,739	$7,798	$4,822
Average outstanding balance	$116,548	$80,136	$88,821
Average stated interest rate	7.67%	7.84%	4.53%

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1 R-R Notes available under the CLO converted to Class A-1

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25.0 million unfunded Class A-1 R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated.

During the first quarter of 2021, the Company redeemed approximately $88.0 million of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of debt of approximately $0.9 million.

During the year ended December 31, 2023, the Company redeemed approximately $52.5 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.4 million.

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of December 31, 2024, no 2018-2 Secured Notes were outstanding. Accordingly, during 2024 the Company redeemed approximately $125.7 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million.

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

(1)
Represents ratings from each of S&P and DBRS for the Class A-1 R-R Notes and the Class A-1 T-R Notes and from S&P for the Class A-2-R Notes and Class B-R Notes as of the closing of the CLO on October 18, 2018.
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

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 secured notes for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$4,952	$11,357	$6,736
Amortization of original issue discount	57	151	177
Total interest and financing expenses	$5,009	$11,508	$6,913
Average outstanding balance	$96,356	$153,330	$187,661
Average stated interest rate	7.99%	7.35%	3.51%

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table (dollars in thousands, except per unit amounts).

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2015	$208,049	$2,025	$—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
Fiscal 2024(10)	267,479	1,667	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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
(4)
Not applicable, except with respect to the 7.375% Notes Due 2019 and the 6.125% Notes Due 2022, as other debt securities are not registered for public trading. For the years ended December 31, 2017, 2016, and 2015, the average market value per $1,000 of par value of the 7.375% Notes Due 2019 was $1,016.04, $1,000.00, and $1,011.96, respectively. For the years-ended December 31, 2020, 2019 and 2018 and for the period from August 14, 2017 (date of issuance) to December 31, 2017, the average market value per $1,000 of par value of the 6.125% Notes Due 2022 was $953.20, $1,009.93, $1,009.20 and $1,006.00, respectively. Average market value is computed by taking the daily average of the closing prices for the period.
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
(10)
As of December 31, 2024, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facilities of $159,479.

7. TAXABLE INCOME

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly at calendar years ended December 31, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions, non-deductible expenses, investments on non-accrual status, and capital loss carryforwards acquired as the result of the merger, as follows (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Capital in excess of par value	$2	$3,314	$5,768
Total distributable (loss) earnings	$(2)	$(3,314)	$(5,768)

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2024 and December 31, 2023 (amounts in thousands, except share and per share amounts):

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

	Year Ended December 31,
($ in thousands)	2024	2023	2022

Net (decrease) increase in net assets resulting from operations	$(5,935)	$11,381	$(20,996)
Tax provision (benefit) on realized and unrealized (gains) losses on investments	(853)	(414)	786
Net change in unrealized depreciation (appreciation) from investments	(1,006)	(3,322)	17,915
Excess capital losses over capital gains	31,839	27,128	31,185
Book/tax differences on CLO equity investments	(45)	(1,642)	72
Book/tax differences related to mergers and partnership investments	2,036	(4,631)	(586)
Other book/tax differences	448	859	1,203
Taxable income before deductions for distributions	$26,484	$29,359	$29,579
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period	$2.86	$3.09	$3.07

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the years ended December 31, 2024 and December 31, 2023, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

($ in thousands)	Year Ended December 31,
Distributions paid from:	2024	2023	2022
Ordinary Income	$25,582	$26,147	$24,661
Return of Capital	—	—	—
Total	$25,582	$26,147	$24,661

As of December 31, 2024 and December 31, 2023, the components of accumulated earnings on tax basis (in thousands) were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Undistributed ordinary income	$4,586	$7,064	$4,917
Capital loss carryforward	(487,186)	(445,684)	(418,937)
Other temporary differences	—	—	—
Net unrealized depreciation	(53,330)	72,584	77,496
Total	$(535,930)	$(366,036)	$(336,524)

At December 31, 2024, the Company had a net capital loss carryforward of $487.2 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company's tax year ended December 31, 2024, the taxable subsidiaries’ activity resulted in a provision (benefit) for income taxes of ($0.9) million. The taxable subsidiaries have, in aggregate, $0.5 million of net deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations. For the Company's tax year ended December 31, 2023, the taxable subsidiaries’ activity resulted in a provision (benefit) for income taxes of ($0.4) million. The taxable subsidiaries have, in aggregate, no deferred tax assets and $1.3 million of deferred tax liabilities.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2024 and December 31, 2023, the Company had $27.2 million and $28.6 million unfunded commitments, respectively.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	December 31, 2024	December 31, 2023
Accordion Partners LLC(1)	First Lien Debt	$913	$—
Accordion Partners LLC (Revolver)	First Lien Debt	1,623	1,531
AMCP Pet Holdings, Inc. (Revolver)	First Lien Debt	—	350
Anthem Sports & Entertainment Inc.(1)	First Lien Debt	307	—
Anthem Sports & Entertainment Inc. (Revolver)	First Lien Debt	83	83
BetaNXT, Inc. (Revolver)	First Lien Debt	1,401	2,174
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	922	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	—
Centric Brands Inc. (Revolver)	First Lien Debt	N/A	1,166
Colonnade Intermediate, LLC (Revolver)	First Lien Debt	—	68
Critical Nurse Staffing, LLC (Revolver)	First Lien Debt	—	2,000
Dentive, LLC(1)	First Lien Debt	427	430
Dentive, LLC (Revolver)	First Lien Debt	117	186
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	87	—
Fortis Payment Systems, LLC(1)	First Lien Debt	387	—
Franchise Group, Inc. (DIP)	First Lien Debt	249	N/A
GreenPark Infrastructure, LLC - Series M-1	Equity	—	1,829
H.W. Lochner, Inc. (Revolver)	First Lien Debt	—	4,142
IDC Infusion Services LLC(1)	First Lien Debt	130	1,065
Luminii LLC (Revolver)	First Lien Debt	172	172
Morae Global Corporation (Revolver)	First Lien Debt	208	208
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Netwrix Corporation(1)	First Lien Debt	N/A	941
Newbury Franklin Industrials, LLC(1)	First Lien Debt	987	N/A
PhyNet Dermatology LLC(1)	First Lien Debt	690	690
PMA Parent Holdings LLC (Revolver)	First Lien Debt	99	N/A
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	1,125	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	—
Riddell, Inc.(1)	First Lien Debt	636	—
Riskonnect Parent LLC(1)	First Lien Debt	5,000	—
Series A-Great Lakes Funding II LLC	Joint Ventures	8,165	5,473
TA/WEG Holdings, LLC(1)	First Lien Debt	N/A	758
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	784	784
Tactical Air Support, Inc.(1)	First Lien Debt	N/A	286
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	129	258
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(1)	First Lien Debt	761	1,902
Total Unfunded Portfolio Company Commitments		$27,238	$28,566

(1)
Delayed draw term loan.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

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

On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10 million (the “Renewed Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the Renewed Stock Repurchase Program are substantially similar to the 2023 Stock Repurchase Program. The Renewed Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the years ended December 31, 2024 and December 31, 2023, the Company issued 17,400, and 26,529 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of December 31, 2024 and December 31, 2023 was 9,198,175 and 9,383,132 respectively.

During the year ended December 31, 2024, the Company repurchased 202,357 shares under the Renewed Stock Repurchase Program and the 2023 Stock Repurchase Program in open market transactions at an aggregate cost of approximately $3.8 million. During the year ended December 31, 2023, the Company repurchased 224,933 shares under the 2023 Stock Repurchase Program and the 2022 Stock Repurchase Program in open market transactions at an aggregate cost of approximately $4.4 million.

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (in thousands, except share and per share amounts)

	For the Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total interest and related portfolio income	$14,392	$15,177	$16,337	$16,526
Net investment income	$5,539	$5,802	$6,477	$6,226
Net increase (decrease) in net assets resulting from operations	$(2,540)	$(1,509)	$(6,372)	$4,486
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.28)	$(0.16)	$(0.69)	$0.48
Net investment income per share – basic and diluted	$0.60	$0.63	$0.70	$0.67

	For the Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total interest and related portfolio income	$17,788	$18,574	$19,626	$20,327
Net investment income(1)	$11,163	$7,166	$7,915	$8,529
Net increase (decrease) in net assets resulting from operations	$6,995	$7,445	$(3,114)	$55
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.74	$0.78	$(0.33)	$0.01
Net investment income per share – basic and diluted	$1.19	$0.75	$0.83	$0.89

(2)
Excluding the impact of the expense reimbursement while also excluding the secondary impact that the reimbursement had on other expenses, such as incentive fees, of approximately $4.4 million in Q4 2023, the net investment income would have been $6.8 million.

PORTMAN RIDGE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, except share and per share amounts)

11. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is the Company’s chief executive officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised of total investment income (“segment revenues”) and total expenses (“significant segment expenses”), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions and strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

12. SUBSEQUENT EVENTS

On January 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Logan Ridge Finance Corporation, a Maryland corporation (“LRFC”), Portman Ridge Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”); and solely for the limited purposes set forth therein, Mount Logan Management LLC, a Delaware limited liability company and the external investment adviser to LRFC (“Mount Logan”); and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth therein, (i) at the effective time of the First Merger (the “Effective Time”), Merger Sub will be merged with and into LRFC (the “First Merger”), with LRFC continuing as the surviving company and as a wholly-owned subsidiary of the Company, and (ii) immediately after the Effective Time, LRFC will merge with and into the Company (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Company continuing as the surviving company. Both the Board of Directors of the Company and LRFC’s board of directors, including all of their respective independent directors who are not “interested persons” of either the Company or LRFC or the Adviser or Mount Logan, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or LRFC, as applicable (each, a “Special Committee”), have approved, among other things, the Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers is subject to certain closing conditions, including requisite approvals of the Company’s and LRFC’s stockholders. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of LRFC’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries, including Merger Sub) will be converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash to be paid (without interest) in lieu of fractional shares. In addition, pursuant to a fee waiver letter executed on January 29, 2025, between the Company and the Adviser, the Adviser has agreed to waive up to $1.5 million of the incentive fees otherwise payable to it by Company over the eight consecutive quarters following the closing of the Mergers, subject to the closing of the Mergers.

On March 12, 2025, the Board of Directors of the Company authorized once more a renewed stock repurchase program of up to $10 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior Renewed Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 13, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock and a supplemental cash distribution of $0.07 per share of common stock. The distribution is payable on March 31, 2025 to stockholders of record at the close of business on March 24, 2025. The modification to the dividend policy introduces a stable base distribution, which is anticipated to be sustainable across market cycles, and a quarterly supplemental distribution, which will approximate 50% of net investment income in excess of the quarterly base distribution to account for fluctuations in rates and spreads.

The Company has evaluated events and transactions occurring subsequent to December 31, 2024, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

4.7	Description of Portman Ridge Finance Corporation's Registered Securities (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K, filed on March 13, 2024).
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

10.6

Loan and Security Agreement Conformed Through the Second Amendment dated as of July 23, 2024 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto. The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and Portman Ridge Finance Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 29, 2024).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (incorporated by reference to Exhibit (r) of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on February 4, 2022).
19.1	Insider Trading Policy**
21.1	List of Subsidiaries**
23.1	Consent of Deloitte & Touche LLP**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K, filed on March 13, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTMAN RIDGE FINANCE CORPORATION
Date:	March 13, 2025	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 13, 2025
EDWARD GOLDTHORPE

/s/ BRANDON SATOREN	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 13, 2025
BRANDON SATOREN

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 13, 2025
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 13, 2025
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 13, 2025
ALEXANDER DUKA

/s/ PATRICK SCHAFER	Member of the Board of Directors	March 13, 2025
PATRICK SCHAFER

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 13, 2025
DEAN C. KEHLER
/s/ MATTHEW WESTWOOD	Member of the Board of Directors	March 13, 2025
MATTHEW WESTWOOD

/s/ JOSEPH MOREA	Member of the Board of Directors	March 13, 2025
JOSEPH MOREA

/s/ JENNIFER CHOU	Member of the Board of Directors	March 13, 2025
JENNIFER CHOU