Form 10-Q
period 2025-03-31
Portman Ridge Finance Corp
filed 2025-05-08
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of common stock of the registrant as of May 2, 2025 was 9,202,870.

NOTE ABOUT REFERENCES TO PORTMAN RIDGE FINANCE CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “Portman Ridge”, “we”, “us” and “our” refer to Portman Ridge Finance Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Portman Ridge Finance Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $365,539 and $358,153, respectively)	$333,519	$327,622
Non-controlled affiliated investments (amortized cost of $67,137 and $68,858, respectively)	61,523	64,384
Controlled affiliated investments (amortized cost of $49,061 and $49,421, respectively)	11,381	13,015
Total Investments at fair value (amortized cost of $481,737 and $476,432, respectively)	$406,423	$405,021
Cash and cash equivalents	9,233	17,532
Restricted cash	14,278	22,421
Interest receivable	4,787	6,088
Dividend receivable	1,247	1,367
Other assets	2,812	1,205
Total Assets	$438,780	$453,634
LIABILITIES
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $832 and $1,017, respectively)	$107,168	$106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,198 and $1,322, respectively)	146,181	158,157
Accounts payable, accrued expenses and other liabilities	4,900	3,007
Accrued interest payable	4,634	3,646
Due to affiliates	—	635
Management and incentive fees payable	2,386	2,713
Total Liabilities	$265,269	$275,141
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 9,965,480 issued, and 9,202,870 outstanding at March 31, 2025, and 9,960,785 issued, and 9,198,175 outstanding at December 31, 2024	$92	$92
Capital in excess of par value	714,398	714,331
Total distributable (loss) earnings	(540,979)	(535,930)
Total Net Assets	$173,511	$178,493
Total Liabilities and Net Assets	$438,780	$453,634
Net Asset Value Per Common Share	$18.85	$19.41

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$7,300	$12,621
Non-controlled affiliated investments	316	95
Total interest income	7,616	12,716
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	2,853	1,894
Non-controlled affiliated investments	208	112
Total payment-in-kind income	3,061	2,006
Dividend income:
Non-controlled affiliated investments	1,417	1,653
Total dividend income	1,417	1,653
Fees and other income:
Non-controlled/non-affiliated investments	24	151
Total fees and other income	24	151
Total investment income	12,118	16,526
EXPENSES
Management fees	1,466	1,729
Performance-based incentive fees	920	1,234
Interest and amortization of debt issuance costs	4,298	5,725
Professional fees	452	604
Administrative services expense	411	356
Directors' expense	144	162
Other general and administrative expenses	87	490
Total expenses	7,778	10,300
NET INVESTMENT INCOME	4,340	6,226
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	(81)	(1,641)
Non-controlled affiliated investments	(92)	—
Controlled affiliated investments	—	(416)
Net realized gain (loss) on investments	(173)	(2,057)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(1,501)	(659)
Non-controlled affiliated investments	(1,140)	140
Controlled affiliated investments	(1,274)	590
Derivatives	12	—
Net change in unrealized gain (loss) on investments	(3,903)	71
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(346)	459
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(4,422)	(1,527)
Net realized gain (loss) on extinguishment of debt	—	(213)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(82)	$4,486
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.01)	$0.48
Net Investment Income Per Common Share:
Basic and Diluted:	$0.47	$0.67
Weighted Average Shares of Common Stock Outstanding — Basic and Diluted	9,198,223	9,344,994

(1)
During the three months ended March 31, 2025 and 2024, the Company received $0.2 million and $0.1 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operations:
Net investment income	$4,340	$6,226
Net realized gain (loss) on investments	(173)	(2,057)
Net realized gain (loss) from extinguishment of debt	—	(213)
Net change in unrealized appreciation (depreciation) on investments	(3,903)	71
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(346)	459
Net increase (decrease) in net assets resulting from operations	$(82)	$4,486

Stockholder distributions:
Distributions declared	$(4,967)	$(6,444)
Net decrease in net assets resulting from stockholder distributions	$(4,967)	$(6,444)

Capital share transactions:
Stock issued under dividend reinvestment plan	$67	$—
Stock repurchases	—	(953)
Net increase (decrease) in net assets resulting from capital share transactions	$67	$(953)

Net assets at beginning of period	$178,493	$213,518
Net assets at end of period	$173,511	$210,607
Net asset value per common share	$18.85	$22.57
Common shares outstanding at end of period	9,202,870	9,332,117

(1)
Refer to Note 9 “Stockholders' Equity” for additional information on changes in components of Stockholders' Equity.

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(82)	$4,486
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gain) loss on investments	173	2,057
Net change in unrealized (appreciation) depreciation on investments	3,903	(71)
Tax provision (benefit) on realized and unrealized gains (losses) on investments	346	(459)
Purchases of investments	(17,504)	(37,188)
Proceeds from sales and redemptions of investments	15,660	35,481
Net accretion of investments	(777)	(1,276)
Amortization of debt issuance costs	309	273
Net realized (gain) loss on extinguishment of debt	—	213
Payment-in-kind income	(2,857)	(1,894)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	—	(668)
(Increase) decrease in interest receivable	1,301	27
(Increase) decrease in dividend receivable	120	195
(Increase) decrease in other assets	(1,607)	(401)
Increase (decrease) in payable for unsettled trades	—	8,224
Increase (decrease) in accrued interest payable	988	965
Increase (decrease) in management and incentive fees payable	(327)	(1,119)
Increase (decrease) in due to affiliates	(635)	442
Increase (decrease) in accounts payable and accrued expenses	1,547	104
Net cash provided by (used in) operating activities	$558	$9,391
FINANCING ACTIVITIES:
Stock repurchase program	$—	(953)
Distributions to stockholders	(4,900)	—
Distribution paid in advance to the transfer agent	—	(6,366)
Repayment of 2018-2 Secured Notes	—	(34,032)
Repayment of Revolving Credit Facilities	(12,100)	—
Net cash provided by (used in) financing activities	$(17,000)	$(41,351)
CHANGE IN CASH AND RESTRICTED CASH	$(16,442)	$(31,960)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	39,953	71,564
CASH AND RESTRICTED CASH, END OF PERIOD	$23,511	$39,604
Amounts per consolidated statements of assets and liabilities:
Cash and cash equivalents	$9,233	$20,829
Restricted cash	14,278	18,775
Total Cash and Restricted cash	$23,511	$39,604
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$3,001	$4,487
Reinvestment of distributions	$67	$—

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 192.2%
First Lien/Senior Secured Debt - 165.2%
Accordion Partners LLC	Finance	9.55%	SOFR + 5.25%	0.75%	11/17/31	4,610	$4,585	$4,610	(13)(20)
Accordion Partners LLC (Revolver)	Finance	—	SOFR + 5.25%	0.75%	11/17/31	—	(8)	—	(15)(20)
Accurate Background, LLC	Services: Business	10.56%	SOFR + 6.00%	1.00%	03/26/29	4,356	4,177	4,321	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	13.00%, 5.00% PIK	—	04/14/27	15,127	15,128	14,143	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	9.82%	SOFR + 5.50%	1.00%	07/22/27	978	969	966	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	11.44%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	4,887	4,855	4,800	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	11.45%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	1,017	1,012	999
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.19%	SOFR + 9.75%, 5.25% PIK	1.00%	06/30/27	3,968	3,962	4,196	(13)
Ancile Solutions, Inc.	High Tech Industries	14.56%	SOFR + 10.00%	1.00%	06/11/26	5,969	5,929	5,969	(13)
Anthem Sports & Entertainment Inc.	Media: Broadcasting & Subscription	14.06%	SOFR + 9.50%, 11.06% PIK	1.00%	11/15/26	14,857	14,767	8,413	(13)
Anthem Sports & Entertainment Inc. (Delayed Draw Term Loan)	Media: Broadcasting & Subscription	11.58%	SOFR + 7.00%, 11.58% PIK	1.00%	04/06/25	920	920	920	(20)
Anthem Sports & Entertainment Inc. (Revolver)	Media: Broadcasting & Subscription	14.06%	SOFR + 9.50%, 11.06% PIK	1.00%	11/15/26	1,256	1,247	675	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media: Broadcasting & Subscription	14.09%	SOFR + 9.50%, 11.09% PIK	1.00%	06/30/24	563	563	319
Appfire Technologies, LLC	High Tech Industries	9.30%	SOFR + 5.00%	1.00%	03/09/28	5,817	5,813	5,801	(13)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	10.05%	SOFR + 5.75%	—	07/01/29	12,448	11,956	11,969	(13)
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	8.80%	SOFR + 4.50%	—	07/01/27	1,425	1,425	1,332	(20)
Bradshaw International Parent Corp.	Consumer goods: Durable	10.17%	SOFR + 5.75%	1.00%	10/21/27	490	484	486	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	—	SOFR + 5.75%	1.00%	10/21/26	—	(23)	(7)	(15)(20)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	12.06%	SOFR + 7.75%, 12.06% PIK	—	12/13/25	11,084	11,084	10,530	(13)
CB MIDCO, LLC	Consumer goods: Durable	10.17%	SOFR + 5.75%	1.00%	09/27/27	3,752	3,736	3,007	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	9.82%	SOFR + 5.50%	1.00%	05/08/30	3,143	3,110	3,143	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.50%	1.00%	05/08/30	—	(5)	—	(15)(20)
Cenexel Clinical Research, Inc.	Healthcare & Pharmaceuticals	10.19%	SOFR + 5.75%	1.00%	11/08/28	5,759	5,745	5,753	(13)
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	9.80%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Machinery (Non-Agrclt/Constr/Electr)	10.80%	SOFR + 6.50%	1.00%	02/06/31	3,115	3,115	3,115	(13)
Centric Brands Inc. (Term Loan A2)	Machinery (Non-Agrclt/Constr/Electr)	12.30%	SOFR + 8.00%, 12.30% PIK	1.00%	02/06/31	3,574	3,574	3,574
Colonnade Intermediate, LLC	Services: Business	—	—	1.00%	04/27/24	7,167	7,167	5,132	(5)
Colonnade Intermediate, LLC (Revolver)	Services: Business	—	—	1.00%	04/27/24	685	685	491	(5)
Datalink, LLC	Healthcare & Pharmaceuticals	11.69%	SOFR + 7.25%	1.00%	11/23/26	2,622	2,602	1,855	(13)
Dentive, LLC	Healthcare & Pharmaceuticals	11.05%	SOFR + 6.75%	0.75%	12/26/28	2,732	2,690	2,688	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	11.05%	SOFR + 6.75%	0.75%	12/23/28	187	183	184	(20)
Dodge Data & Analytics LLC	Construction & Building	10.72%	SOFR + 6.25%	0.50%	01/31/29	658	650	650	(13)
Dodge Data & Analytics LLC (Second Out)	Construction & Building	9.22%	SOFR + 4.75%	0.50%	02/28/29	912	787	775	(13)
Florida Food Products, LLC	Beverage, Food and Tobacco	9.49%	SOFR + 5.00%	0.75%	10/18/28	6,805	6,707	5,778	(13)
Franchise Group, Inc.	Retail	9.30%	SOFR + 4.75%	0.75%	03/10/26	1,839	1,837	781	(13)
Franchise Group, Inc. (DIP)	Retail	13.44%	SOFR + 9.00%	1.00%	05/06/25	595	586	594	(20)
Franchise Group, Inc. (Roll-up)	Retail	9.19%	SOFR + 4.75%	0.75%	05/06/25	1,164	1,162	1,171	(13)
Fulcrum US Holdings, Inc. (Revolver)	IT Consulting & Other Services	13.50%	P + 6.00%	—	05/20/25	2,000	2,000	2,000
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	13.67%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	6,301	5,603	3,572
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	12.69%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	51	45	29
H.W. Lochner, Inc.	Services: Business	10.69%	SOFR + 6.25%	1.00%	07/02/27	17,475	17,310	17,474	(13)
H-CA II, LLC	Banking, Finance, Insurance & Real Estate	16.00%	—	—	09/01/25	1,650	1,650	1,491
HDC/HW Intermediate Holdings, LLC - Term Loan A	High Tech Industries	8.75%	SOFR + 3.50%, 2.50% PIK	5.25%	06/21/26	5,597	5,065	4,463
HDC/HW Intermediate Holdings, LLC - Term Loan B	High Tech Industries	—	—	—	06/21/26	3,876	940	—	(5)
Help Systems Holdings, Inc.	High Tech Industries	8.39%	SOFR + 4.00%	0.75%	11/19/26	1,949	1,878	1,789	(13)
IDC Infusion Services LLC	Healthcare & Pharmaceuticals	10.80%	SOFR + 6.50%	1.00%	07/07/28	3,824	3,770	3,840	(13)(20)
Ivanti Software, Inc.	High Tech Industries	8.82%	SOFR + 4.25%	0.75%	12/01/27	975	857	754	(13)
Keg Logistics LLC	Services: Business	11.22%	SOFR + 6.75%	1.00%	11/23/27	11,846	11,768	11,615	(13)
Keg Logistics LLC (Revolver)	Services: Business	10.65%	SOFR + 6.08%	1.00%	11/23/27	872	859	855
Lifescan Global Corporation	Healthcare & Pharmaceuticals	10.92%	SOFR + 6.50%	1.00%	12/31/26	2,083	2,020	1,344	(13)
Live Comfortably Inc.	Consumer goods: Durable	7.44%	SOFR + 3.00%	2.00%	09/20/27	6,239	6,038	6,082	(13)
MAG DS Corp.	Aerospace and Defense	9.90%	SOFR + 5.50%	1.00%	04/01/27	3,614	3,420	3,382	(13)
Money Transfer Acquisition Inc.	Finance	12.67%	SOFR + 8.25%	1.00%	12/14/27	8,520	8,422	8,343	(13)
Morae Global Corporation	IT Consulting & Other Services	12.45%	SOFR + 8.00%	2.00%	10/26/26	2,120	2,047	2,105	(13)
Morae Global Corporation (Revolver)	IT Consulting & Other Services	—	SOFR + 8.00%	2.00%	10/26/26	—	(6)	(1)	(15)(20)
MSM Acquisitions, Inc.	Services: Business	10.31%	SOFR + 6.00%, 2.50% PIK	1.00%	12/09/26	9,952	9,928	8,982	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	9.39%	SOFR + 5.00%	0.50%	04/11/29	4,456	4,080	3,854	(13)
Neptune Bidco US Inc. - Term Loan A	Media: Broadcasting & Subscription	9.14%	SOFR + 4.75%		10/11/28	3,000	2,684	2,588	(13)
Netwrix Corporation	High Tech Industries	9.06%	SOFR + 4.75%	0.75%	06/09/29	4,238	4,223	4,202	(13)
Netwrix Corporation (Revolver)	High Tech Industries	—	SOFR + 5.00%	0.75%	06/09/29	—	(7)	(10)	(15)(20)
Newbury Franklin Industrials, LLC	Consumer goods: Durable	11.18%	SOFR + 7.00%	2.00%	12/11/29	4,003	3,895	3,878	(13)(20)
One Stop Mailing LLC	Transportation: Consumer	10.69%	SOFR + 6.25%	1.00%	04/29/27	7,450	7,396	7,459	(13)
PMA Parent Holdings LLC (Revolver)	Finance	—	SOFR + 5.25%	0.75%	01/31/31	—	(1)	(1)	(15)(20)
PMA Parent Holdings LLC	Finance	9.55%	SOFR + 5.25%	0.75%	01/31/31	1,401	1,380	1,382	(20)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	10.79%	SOFR + 6.50%	1.00%	10/20/29	1,291	1,266	1,283	(13)(20)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	6.00% PIK	—	—	11/30/27	1,388	1,388	1,388

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Premier Imaging, LLC	Healthcare & Pharmaceuticals	10.56%	SOFR + 6.00%	1.00%	03/31/26	2,913	$2,913	$2,564	(13)
Project Castle, Inc.	Transportation: Cargo	9.76%	SOFR + 5.50%	0.50%	06/08/29	3,012	2,821	2,563	(13)
Project Leopard Holdings, Inc.	High Tech Industries	9.64%	SOFR + 5.25%	0.50%	07/20/29	5,680	5,437	4,938	(13)
PVHC Holding Corp	Containers, Packaging and Glass	11.20%	SOFR + 6.00%, 0.75% PIK	2.50%	02/17/27	2,728	2,727	2,703	(13)
Radius Aerospace, Inc.	Aerospace and Defense	10.45%	SOFR + 6.00%	1.00%	03/29/27	5,510	5,502	5,475	(13)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation: Cargo	11.92%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/29	1,806	1,088	768	(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation: Cargo	11.42%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/29	1,352	455	173	(13)
Riskonnect Parent LLC	Application Software	9.05%	SOFR + 4.75%	0.75%	12/07/28	1,213	1,164	1,162	(13)(20)
Red Range Intermediate Inc.	Capital Equipment	12.41%	SOFR + 8.00%	1.00%	10/01/29	324	324	324	(20)
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	09/20/27	3,150	2,891	2,705
Sundance Holdings Group, LLC	Retail	—	—	—	06/30/25	6,536	6,511	3,905	(5)
Sundance Holdings Group, LLC (Priority PIK Term Loan)	Retail	13.96%	SOFR + 9.50%, 9.50% PIK	—	06/30/25	159	159	159
Symplr Software, Inc.	Healthcare & Pharmaceuticals	8.89%	SOFR + 4.50%	0.75%	12/22/27	1,649	1,647	1,438	(13)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	10.80%	SOFR + 6.50%	1.00%	12/05/28	7,110	7,090	7,078	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	9.30%	SOFR + 5.00%	1.00%	10/02/28	5,019	5,014	5,019	(13)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	—	SOFR + 5.00%	1.00%	10/02/28	—	(2)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace and Defense	12.94%	SOFR + 8.50%	1.00%	12/22/28	1,950	1,919	1,938	(13)(20)
Taoglas USA Holdings Inc.	High Tech Industries	11.55%	SOFR + 7.25%	1.00%	02/28/29	1,643	1,619	1,619	(13)
TLE Holdings, LLC	Healthcare, Education and Childcare	9.92%	SOFR + 5.50%	1.00%	06/29/26	6,099	6,098	6,099	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	12.45%	SOFR + 8.00%	2.00%	06/14/28	4,019	3,957	3,986	(13)(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 8.00%	2.00%	06/14/28	—	(5)	(3)	(15)(20)
VTX Intermediate Holdings, Inc.	High Tech Industries	11.56%	SOFR + 7.00%, 1.00% PIK	2.00%	12/12/29	5,135	5,091	5,091	(13)
Total First Lien/Senior Secured Debt							311,203	286,668
Second Lien/Senior Secured Debt - 14.2%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	03/01/28	7,057	6,991	6,925
Confluence Technologies, Inc.	Services: Business	10.97%	SOFR + 6.50%	0.50%	07/23/29	4,000	3,982	3,369	(13)
Dcert Buyer, Inc.	High Tech Industries	11.32%	SOFR + 7.00%	—	02/16/29	5,400	5,393	4,415	(13)
Idera, Inc.	High Tech Industries	11.19%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,014	1,810	(13)
Ivanti Software, Inc.	High Tech Industries	11.82%	SOFR + 7.25%	0.50%	12/01/28	6,000	5,974	2,845	(13)
Project Leopard Holdings, Inc.	High Tech Industries	12.04%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,932	4,487	(13)
VTX Intermediate Holdings, Inc.	High Tech Industries	12.50% PIK	—	2.00%	12/12/30	878	861	855
Total Second Lien/Senior Secured Debt							30,147	24,706
Subordinated Debt - 1.0%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Finance	15.00% PIK	—	—	06/30/28	538	538	528
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	—	—	—	05/29/28	6,258	5,565	1,212	(5)
Total Subordinated Debt							6,103	1,740
Collateralized Loan Obligations - 1.9%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	415.72%	—	—	04/20/30	15,161	168	797	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	18.85%	—	—	10/27/31	10,000	2,880	2,476	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	5.30%	—	—	11/01/28	3,250	32	32	(3)(7)(10)
Total Collateralized Loan Obligations							3,080	3,305
Preferred Stock and Units - 4.3%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	29	—
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	146,214	4	251	(22)(25)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	12.50% PIK	—	—	—	2,880,830	2,881	2,881	(22)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,077,360	3,077	2,486
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,179,466	1,179	1,467	(20)(22)
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							7,449	7,409
Common Stock and Membership Units - 5.5%
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	0.07	—	447	(22)
Advantage Capital Holdings LLC - Class A Units	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	500	843	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	0.1	—	—	(11)
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	130
Centric Brands, L.P.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	81,770	746	3,949
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	158,166	258	347	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	553	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	975	(3)(7)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	14	866	—
Fusion Connect, Inc. - Warrant	Telecommunications	—	—	—	—	811,572	—	—
HDC/HW Holdings, LLC	High Tech Industries	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	96,523	1,441	993	(13)
Live Comfortably Inc.	Consumer goods: Durable					2,846	—	—	(13)
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1	87	118
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	$1,000	$423
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	3,966	455	440
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	—
VTX Holdings LLC - Series C	High Tech Industries	—	—	—	—	441,252	—	13
Workplace Holdings LLC (Pomeroy Technologies, LLC)	High Tech Industries	—	—	—	—	950	228	228
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							7,526	9,459
Derivatives - 0.1%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	—	232	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	232
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							365,539	333,519
Investments in Affiliate Portfolio Companies - 35.4%(17)
First Lien/Senior Secured Debt - 4.4%
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Services: Consumer	12.82%	SOFR + 8.50%	2.00%	05/31/29	1,675	1,636	1,518	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Services: Consumer	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(11)	(15)(20)
Riddell, Inc.	Consumer goods: Durable	10.32%	SOFR + 6.00%	1.00%	03/29/29	6,205	6,117	6,204	(13)(20)
Total First Lien/Senior Secured Debt							7,750	7,711
Second Lien/Senior Secured Debt- 2.3%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,518
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	500
Total Second Lien/Senior Secured Debt							5,000	4,018
Collateralized Loan Obligations - 0.8%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	18,407	1	615	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	17,074	719	719	(3)(7)(10)
Total Collateralized Loan Obligations							720	1,334
Joint Ventures- 22.5%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—	40,805	40,805	39,110	(7)(20)(26)
Total Joint Ventures							40,805	39,110
Preferred Stock and Units - 3.4%
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	576	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	256	(21)
EBSC Holdings LLC (Riddell, Inc.)	Consumer goods: Durable	10.00% PIK	—	—	—	2,207	2,181	2,538	(25)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	10.00% PIK	—	—	—	4,950,000	4,950	1,160	(21)(25)
Princeton Medspa Partners, LLC	Services: Consumer	12.50% PIK	—	—	—	1,096	1,096	799	(22)(25)
Total Preferred Stock and Units							9,402	5,829
Common Stock and Membership Units - 2.0%
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	6,412	2,196	2,196	(20)(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,264	1,305	(21)
Princeton Medspa Partners, LLC - Warrant	Services: Consumer	—	—	—	—	0.03	—	20	(22)
Total Common Stock and Membership Units							3,460	3,521
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Services: Consumer	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							67,137	61,523
Investments in Controlled Afilliated Portfolio Companies - 6.6%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Capital Equipment	—	—	—	01/31/23	2,020	1,931	—	(5)
Total Subordinated Debt							1,931	—
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Capital Equipment	—	—	—	—	2,749,997	4,261	—
Total Common Stock and Membership Units							4,261	—
Joint Ventures - 6.6%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	25,078	11,381	(7)
Total Joint Ventures							25,078	11,381
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							49,061	11,381
Total Investments - 234.2%							$481,737	$406,423

See accompanying notes to unaudited consolidated financial statements.

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2025 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2025. As noted in the table above, 84.2% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of March 31, 2025 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $464.0 million. The aggregate gross unrealized appreciation is approximately $52.4 million, the aggregate gross unrealized depreciation is approximately $110.1 million, and the net unrealized depreciation is approximately $57.6 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2025, qualifying assets represent 87.1% of the Company's total assets and non-qualifying assets represent 12.9% of the Company's total assets.
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
(13)
As of March 31, 2025, this investment is pledged to secure the Company’s debt obligations.
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
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of March 31, 2025:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$232
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(24)
Percentages are based on net assets as of March 31, 2025.
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

PORTMAN RIDGE FINANCE CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024(4)
Per Share Data:
Net asset value, at beginning of period	$19.41	$22.76
Net investment income(1)	0.47	0.67
Net realized gain (loss) from investments(1)	(0.02)	(0.22)
Net change in unrealized appreciation (depreciation) on investments(1)	(0.42)	—
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	(0.04)	0.05
Realized gain (loss) from extinguishment of debt(1)	—	(0.02)
Net increase (decrease) in net assets resulting from operations	$(0.01)	$0.48
Net decrease in net assets resulting from distributions	(0.54)	(0.69)
Accretive effect of common stock repurchases(1)	—	0.02
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.01)	—
Net asset value, end of period	$18.85	$22.57
Total net asset value return(2)	0.77%	2.73%
Total market return(3)	(8.87)%	8.09%
Ratio/Supplemental Data:
Per share market value at beginning of period	$16.34	$18.19
Per share market value at end of period	$14.35	$18.98
Shares outstanding at end of period	9,202,870	9,332,117
Net assets at end of period	$173,511	$210,607
Portfolio turnover rate(5)	3.86%	7.55%
Asset coverage ratio	167.94%	171.26%
Ratio of net investment income to average net assets (annualized)	10.00%	11.81%
Ratio of total expenses to average net assets (annualized)	17.92%	19.53%
Ratio of interest expense to average net assets (annualized)	9.90%	10.83%
Ratio of non-interest expenses to average net assets (annualized)	8.02%	8.71%

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
March 31, 2025
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2025, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC, and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

GARS Transaction

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) topic 946 – Financial Services – Investment Companies. Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

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

During the three months ended March 31, 2025, the Company made approximately $17.5 million of investments and had approximately $15.7 million in repayments and sales, resulting in net deployment of approximately $1.8 million for the period. During the three months ended March 31, 2024, the Company made approximately $37.2 million of investments and had approximately $35.5 million in repayments and sales, resulting in net deployment of approximately $1.7 million for the period.

As of March 31, 2025, our portfolio consisted of investments in 93 portfolio companies with a fair value of approximately $406.4 million. As of December 31, 2024, our portfolio consisted of investments in 93 portfolio companies with a fair value of approximately $405.0 million.

As of March 31, 2025, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 24 different industries and 72 different portfolio companies with a fair value of approximately $324.8 million and average par balance per entity of approximately $2.6 million. As of December 31, 2024, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 26 different industries and 71 different portfolio companies with a fair value of approximately $320.7 million and average par balance per entity of approximately $2.5 million.

Recent Accounting Pronouncements

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2025, six of our debt investments were on non-accrual status with an aggregate amortized cost of $22.8 million and an aggregate fair value of $10.7 million, which represented 4.7% and 2.6% of

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

the investment portfolio, respectively. As of December 31, 2024, six of our debt investments were on non-accrual status with an aggregate amortized cost of $16.3 million and an aggregate fair value of $6.9 million, which represented 3.4% and 1.7% of the investment portfolio, respectively.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Net decrease in net assets resulting from operations – basic and diluted	$(82)	$4,486
Weighted average common stock outstanding – basic and diluted	9,198,223	9,344,994
Net decrease in net assets per share from operations – basic and diluted	$(0.01)	$0.48

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of March 31, 2025 and December 31, 2024:

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

($ in thousands)	March 31, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$318,953	$294,379	72.4%	$311,673	$289,957	71.6%
Second Lien Debt	35,147	28,724	7.1%	34,892	28,996	7.2%
Subordinated Debt	8,034	1,740	0.4%	8,059	1,740	0.4%
Collateralized Loan Obligations	3,800	4,639	1.1%	5,318	5,193	1.3%
Joint Ventures	65,883	50,491	12.4%	66,747	54,153	13.4%
Equity	32,098	26,218	6.5%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	232	0.1%	31	220	—
Total	$481,737	$406,423	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2025 and December 31, 2024 were as follows:

($ in thousands)	March 31, 2025			December 31, 2024
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$58,138	$54,510	13.4%	$55,141	$51,776	12.8%
High Tech Industries	57,635	50,657	12.5%	55,932	50,138	12.4%
Joint Venture	65,883	50,491	12.4%	66,747	54,153	13.4%
Banking, Finance, Insurance & Real Estate	44,975	43,541	10.7%	44,191	42,854	10.6%
Healthcare & Pharmaceuticals	43,340	42,261	10.4%	43,882	41,872	10.3%
Consumer goods: Durable	28,701	26,666	6.6%	28,493	27,028	6.7%
Media: Broadcasting & Subscription	24,338	16,769	4.1%	19,095	12,972	3.2%
Finance	14,916	14,862	3.7%	14,815	14,725	3.6%
Machinery (Non-Agrclt/Constr/Electr)	11,124	14,327	3.5%	11,705	13,608	3.4%
Beverage, Food and Tobacco	12,574	11,577	2.8%	12,563	11,612	2.9%
Aerospace and Defense	10,841	10,795	2.7%	11,403	11,390	2.8%
Chemicals, Plastics and Rubber	11,084	10,530	2.6%	10,135	9,628	2.4%
Transportation: Consumer	7,396	7,459	1.8%	7,410	7,470	1.8%
Interactive Media & Services	7,090	7,078	1.7%	2,539	2,559	0.6%
Retail	10,255	6,610	1.6%	10,246	6,853	1.7%
Healthcare, Education and Childcare	6,098	6,099	1.5%	6,114	6,115	1.5%
Metals & Mining	9,950	5,178	1.3%	9,950	5,103	1.3%
CLO Fund Securities	3,800	4,639	1.1%	5,318	5,193	1.3%
IT Consulting & Other Services	4,128	4,222	1.0%	2,157	2,243	0.5%
Transportation: Cargo	4,364	3,504	0.9%	4,223	3,782	0.9%
Containers, Packaging and Glass	2,727	2,703	0.7%	2,728	2,702	0.7%
Energy: Electricity	2,696	2,696	0.7%	2,696	2,702	0.7%
Services: Consumer	2,729	2,326	0.6%	2,699	2,406	0.6%
Hotel, Gaming & Leisure	7,006	2,205	0.5%	7,006	2,205	0.5%
Construction & Building	1,437	1,425	0.4%	7,648	7,596	1.9%
Capital Equipment	8,016	1,299	0.3%	8,016	1,291	0.3%
Application Software	1,164	1,162	0.3%	1,165	1,166	0.2%
Telecommunications	1,541	832	0.2%	1,541	805	0.2%
Diversified Financial Services	—	—	0.0%	3,058	3,074	0.8%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	—	—	0.0%	25	—	0.0%
Total	$481,737	$406,423	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The following table details investments in CLO Fund Securities as of March 31, 2025 and December 31, 2024:

($ in thousands)		March 31, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$168	$797	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	2,880	2,476	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	32	32	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	1	615	57.2%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	719	719	57.2%	1,467	1,467	57.2%
Total		$3,800	$4,639		$5,318	$5,193

(1)
Represents percentage of class held at March 31, 2025 and December 31, 2024, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates at March 31, 2025 (dollars in thousands):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of March 31, 2025	Principal / Shares at March 31, 2025	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Capital Equipment	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Subordinated Debt	Capital Equipment	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	13,015	(360)	—	—	(1,274)	—	11,381	27,220	—	—
Total Controlled investments			$13,015	$(360)	$—	$—	$(1,274)	$—	$11,381		$—	$—
Non-controlled affiliated investments(4)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	$41,138	$(504)	$—	$—	$(1,524)	$—	$39,110	40,805	$—	$1,417
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Energy: Electricity	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Energy: Electricity	2,202	—	—	—	(6)	—	2,196	6,412	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock	Services: Business	1,420	—	—	—	(115)	—	1,305	250,000	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	1,160	—	—	—	—	—	1,160	4,950,000	123	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,443	—	—	—	75	—	3,518	4,500	90	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	500	—	—	—	—	—	500	500	—	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Telecommunications	557	—	—	—	19	—	576	200,000	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Telecommunications	248	—	—	—	8	—	256	88,946	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Healthcare & Pharmaceuticals	859	33	—	—	(93)	—	799	1,096	33	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	28	—	—	—	(8)	—	20	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	1,529	(3)	1	—	(9)	—	1,518	1,675	58	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	(10)	—	—	—	(1)	—	(11)	—	—	—
JMP Credit Advisors CLO IV LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	725	(519)	—	—	409	—	615	18,407	—	—
JMP Credit Advisors CLO V LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	1,467	(656)	—	—	—	(92)	719	17,074	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Consumer goods: Durable	2,375	53	—	—	110	—	2,538	2,207	53	—
Riddell, Inc.(7)	First Lien/Senior Secured Debt	Consumer goods: Durable	6,243	(40)	6	—	(5)	—	6,204	6,205	167	—
Total non-controlled affiliated investments			$64,384	$(1,636)	$7	$—	$(1,140)	$(92)	$61,523		$524	$1,417

Total non-controlled affiliated and controlled investments			$77,399	$(1,996)	$7	$—	$(2,414)	$(92)	$72,904		$524	$1,417

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following table details investments in affiliates at December 31, 2024 (dollars in thousands):

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
(7)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 for additional information on the Company's commitments and contingencies

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Investments in Joint Ventures

For the three months ended March 31, 2025 and 2024, the Company recognized $1.4 million and $2.5 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2025 and December 31, 2024, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $50.5 million and $54.2 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of March 31, 2025 and December 31, 2024 was $11.4 million and $13.0 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of March 31, 2025 and December 31, 2024 was $39.1 million and $41.1 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2025 and December 31, 2024, the Company had an unfunded commitment of $8.7 million and $8.2 million to the Great Lakes II Joint Venture, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of March 31, 2025 (unaudited) and December 31, 2024, respectively:

	As of March 31, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$294,379	$—	$294,379
Second Lien Debt	—	—	28,724	—	28,724
Subordinated Debt	—	—	1,740	—	1,740
Equity	—	—	26,218	—	26,218
Collateralized Loan Obligations	—	—	4,639	—	4,639
Joint Ventures	—	—	11,381	39,110	50,491
Derivatives	—	—	232	—	232
Total	$—	$—	$367,313	$39,110	$406,423

	As of December 31, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$289,957	$—	$289,957
Second Lien Debt	—	—	28,996	—	28,996
Subordinated Debt	—	—	1,740	—	1,740
Equity	—	—	24,762	—	24,762
Collateralized Loan Obligations	—	—	5,193	—	5,193
Joint Ventures	—	—	13,015	41,138	54,153
Derivatives	—	—	220	—	220
Total	$—	$—	$363,883	$41,138	$405,021

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values.

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of March 31, 2025 and December 31, 2024 was $39.1 million and $41.1 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

	For the Three Months Ended March 31, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Net accretion	685	13	1	—	78	—	—	777
Purchases	19,892	290	—	179	-	—	—	20,361
Sales/Paydowns/Return of Capital	(13,204)	—	(26)	(169)	(1,397)	(360)	—	(15,156)
Total realized gain (loss) included in earnings	(98)	(46)	—	169	(198)	—	—	(173)
Change in unrealized gain (loss) included in earnings	(2,853)	(529)	25	1,277	963	(1,274)	12	(2,379)
Balance, March 31, 2025	$294,379	$28,724	$1,740	$26,218	$4,639	$11,381	$232	$367,313
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,560)	$(529)	$(9)	$1,277	$963	$(1,274)	$12	$(5,120)

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	For the Three Months Ended March 31, 2024
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity Securities	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2023	$289,295	$23,232	$1,225	$20,533	$8,968	$14,275	$—	$357,528
Transfers out of Level III¹	(9,239)	—	—	—	—	—	—	(9,239)
Transfers into Level III²	6,433	—	—	—	—	—	—	6,433
Net accretion	448	(4)	—	—	556	—	—	1,000
Purchases	33,205	713	459	2,797	—	—	—	37,174
Sales/Paydowns/Return of Capital	(22,107)	—	(459)	(503)	(392)	(968)	—	(24,429)
Total realized gain (loss) included in earnings	(1,241)	—	(419)	503	(505)	—	—	(1,662)
Change in unrealized gain (loss) included in earnings	427	(2,221)	406	98	(78)	216	—	(1,152)
Balance, March 31, 2024	$297,221	$21,720	$1,212	$23,428	$8,549	$13,523	$—	$365,653
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$427	$(2,221)	$406	$98	$(78)	$216	$—	$(1,152)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

As of March 31, 2025, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$31,742	Market	Broker/Dealer Quotes	N/A
	219,462	Income	Required Rate of Return	7.2% – 19.7% (11.4%)
			Stock Price Time to Exit (Years) Volatility	$892.0 1.8 49.0%
	43,175	Enterprise Market Value	Revenue Multiple	0.4x - 1.4x (0.8x)
			EBITDA Multiple	6.0x - 6.3x (6.1x)
			Recovery Percentage	100.0%
Second Lien Debt	9,070	Market	Broker/Dealer Quotes	N/A
	19,654	Income	Required Rate of Return	15.4% - 16.6% (15.7%)
Subordinated Debt	1,212	Enterprise Market Value	Recovery Percentage	19.4%
	528	Income	Required Rate of Return	10.5%
Equity	4,048	Income	Required Rate of Return	17.6%
			Stock Price Time to Exit (Years) Volatility	$111.8 - $43,280.0 ($9,343.4) 2.0 - 4.7 (3.2) 35.0% - 58.6% (53.1%)
	21,846	Enterprise Market Value	Book Value Multiple	0.7x - 1.0x (0.8x)
			EBITDA Multiple	0.1x - 17.8x (7.7x)
			Revenue Multiple	2.7x
	324	Market Approach	Recent Transaction Bid	$0.4
Collateralized Loan Obligations	4,639	Income	Discount Rate	0.0% - 17.3% (11.7%)
			Probability of Default	2.0% - 2.3% (2.1%)
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Joint Ventures	11,381	Discounted Cash Flow	Discount Rate	19.3%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	232	Enterprise Market Value	Book Value Multiple	0.4x - 0.7x (0.5x)
			EBITDA Multiple	13.0x - 13.0x (0.0x)
			Discount Rate	40.0%
Total Level III Investments	$367,313

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

The following tables detail derivative investments as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$232	$—	$12
Put option(2)	1,563	—	—	—
Total	$1,571	$232	$—	$12
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments and non-controlled affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$220	$—	$220
Put option(1)	1,563	—	—	—
Total	$1,571	$220	$—	$220
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
March 31, 2025
(Unaudited)

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

Management fees for the three months ended March 31, 2025 and 2024, were approximately $1.5 million and $1.7 million, respectively. Incentive fees for the three months ended March 31, 2025 and 2024, were approximately $0.9 million and $1.2 million, respectively.

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

Administrative services expense for the three months ended March 31, 2025 and 2024, was $0.4 million and $0.4 million, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three months ended March 31, 2025.

6. BORROWINGS

The Company’s debt obligations consist of the following:

($ in thousands)	March 31, 2025	December 31, 2024

4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $832 and $1,017, respectively)	107,168	106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $1,198 and $1,322, respectively)	146,181	158,157
	$253,349	$265,140

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2025 were 5.9% and 1.8 years, respectively, and as of December 31, 2024 were 6.2% and 2.1 years, respectively.

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

Fair Value of 4.875% Notes due 2026.

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $0.6 million and unamortized offering costs of approximately $0.2 million as of March 31, 2025. The fair value of the Company’s outstanding 4.875% Notes due 2026 disclosed, but not carried, was approximately $103.8 million at March 31, 2025. The 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value.

As of December 31, 2024, the 4.875% Notes due 2026 were carried net of unamortized discount of approximately $0.7 million and unamortized offering costs of approximately $0.3 million. The fair value of the 4.875% Notes due 2026 was approximated at carrying value on the consolidated statements of assets and liabilities and the 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value Hierarchy. The fair value of the Company’s outstanding 4.875% Notes due 2026 was approximately $103.8 million at December 31, 2024.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$1,316	$1,316
Amortization of original issue discount	130	124
Deferred financing costs	55	66
Total interest and financing expenses	$1,501	$1,506
Average outstanding balance	$108,000	$108,000
Average stated interest rate	4.88%	4.88%

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

As of March 31, 2025, GLPRF LLC was in compliance with all of its debt covenants and approximately $147.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility disclosed, but not carried, was approximately $148.1 million as of March 31, 2025 and categorized as Level III under the ASC 820 Fair Value Hierarchy. As of December 31, 2024, approximately $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility disclosed, but not carried, was approximately $160.3 million as of December 31, 2024 and categorized as Level III under the ASC 820 Fair Value Hierarchy.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$2,673	$1,935
Deferred financing costs	124	83
Total interest and financing expenses	$2,797	$2,018
Average outstanding balance	$153,471	$92,000
Average stated interest rate	6.82%	8.13%

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

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of March 31, 2025 and December 31, 2024, no 2018-2 Secured Notes were outstanding. Accordingly, during the year ended December 31, 2024, the Company redeemed approximately $125.7 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2018-2 Secured Notes for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	N/A	$2,201
Amortization of original issue discount	N/A	—
Total interest and financing expenses	N/A	$2,201
Average outstanding balance	N/A	$110,516
Average stated interest rate	N/A	7.90%

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2015	$208,049	$2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
Fiscal 2024(10)	267,479	1,667	—	N/A
March 31, 2025(11)	255,379	1,679	—	N/A

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
(11)
As of March 31, 2025, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facilities of $147,379.

7. DISTRIBUTABLE TAXABLE INCOME

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net increase (decrease) in net assets resulting from operations	$(82)	$4,486
Tax (benefit) provision on realized and unrealized gains (losses) on investments	346	(459)
Net change in unrealized (appreciation) depreciation on investments	3,903	(71)
Net realized (gain) loss	173	2,270
Book/tax differences on CLO equity investments	144	(164)
Book/tax differences related to mergers and partnership investments	(16)	622
Other book/tax differences	246	127
Taxable income before deductions for distributions	$4,714	$6,811
Taxable income before deductions for distributions per weighted average basic and diluted shares for the period	$0.51	$0.73

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2025, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At March 31, 2025, the Company had a net capital loss carryforward of $484.6 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the three months ended March 31, 2025, the taxable subsidiaries’ activity resulted in an expense for income taxes of $0.3 million. As of March 31, 2025, the taxable subsidiaries have, in aggregate, $0.8 million of net deferred tax liabilities. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2025, and December 31, 2024, the Company had $26.5 million and $27.2 million of unfunded commitments, respectively.

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC(1)	First Lien Debt	$767	$913
Accordion Partners LLC (Revolver)	First Lien Debt	1,623	1,623
Anthem Sports & Entertainment Inc.(1)	First Lien Debt	—	307
Anthem Sports & Entertainment Inc. (Revolver)	First Lien Debt	83	83
BetaNXT, Inc. (Revolver)	First Lien Debt	990	1,401
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	922	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	500
Dentive, LLC(1)	First Lien Debt	427	427
Dentive, LLC (Revolver)	First Lien Debt	47	117
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	81	87
Fortis Payment Systems, LLC(1)	First Lien Debt	N/A	387
Franchise Group, Inc. (DIP)(1)	First Lien Debt	249	249
IDC Infusion Services LLC(1)	First Lien Debt	130	130
Luminii LLC (Revolver)	First Lien Debt	—	172
Morae Global Corporation (Revolver)	First Lien Debt	208	208
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	987	987
PhyNet Dermatology LLC(1)	First Lien Debt	690	690
PMA Parent Holdings LLC (Revolver)	First Lien Debt	99	99
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	1,125	1,125
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	188
Riddell, Inc.(1)	First Lien Debt	636	636
Riskonnect Parent LLC(1)	First Lien Debt	5,000	5,000
Series A-Great Lakes Funding II LLC	Joint Venture	8,669	8,165
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	784	784
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(1)	First Lien Debt	761	761
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	387	129
Total Unfunded Portfolio Company Commitments		$26,501	$27,238

(1) Delayed-draw term loan.

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation (depreciation) on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511

PORTMAN RIDGE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	For the Three Months Ended March 31, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, December 31, 2023	$94	$717,835	$(504,411)	$213,518
Net investment income	—	—	6,226	6,226
Net change in unrealized appreciation on investments	—	—	71	71
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	459	459
Distributions to Stockholders	—	—	(6,444)	(6,444)
Reinvested Dividends	—	—	—	—
Stock-repurchase	(1)	(952)	—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607

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

During the three months ended March 31, 2025 and 2024, the Company issued 4,695 and zero shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2025 and December 31, 2024, was 9,202,870 and 9,198,175 respectively.

During the three months ended March 31, 2025, the Company did not repurchase shares under the Renewed Stock Repurchase Program or the 2025 Stock Repurchase Program. During the three months ended March 31, 2024, the Company repurchased 51,015 shares under the Stock Repurchase Program at an aggregate cost of approximately $1.0 million.

10. SEGMENT REPORTING

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

11. SUBSEQUENT EVENTS

On May 8, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock. The distribution is payable on May 29, 2025 to stockholders of record at the close of business on May 19, 2025.

The Company has evaluated events and transactions occurring subsequent to March 31, 2025, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2025 (unaudited) and for the year ended December 31, 2024, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2023	$336,599	$41,254	$1,224	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	70,343	2,361	997	7,173	—	5,733	—	86,607
Pay-downs / pay-offs / sales	(101,614)	(10,526)	(510)	78	(2,722)	(10,401)	—	(125,695)
Net accretion of interest	2,991	116	—	—	1,511	—	—	4,618
Net realized gain (loss) on investments	(11,908)	(7,868)	(417)	(6,611)	(2,576)	—	—	(29,380)
Net change in unrealized appreciation (depreciation) on investments	(6,454)	3,659	446	3,589	12	(466)	220	1,006
Fair Value at December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / originations / draws	19,892	290	-	179	—	—	—	20,361
Pay-downs / pay-offs / sales	(13,204)	—	(26)	(169)	(1,397)	(864)	—	(15,660)
Net accretion of interest	685	13	1	—	78	—	—	777
Net realized gain (loss) on investments	(98)	(46)	—	169	(198)	—	—	(173)
Net change in unrealized appreciation (depreciation) on investments	(2,853)	(529)	25	1,277	963	(2,798)	12	(3,903)
Fair Value at March 31, 2025	$294,379	$28,724	$1,740	$26,218	$4,639	$50,491	$232	$406,423

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

The following table shows the Company’s portfolio by security type as of March 31, 2025, and December 31, 2024:

($ in thousands)	March 31, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$318,953	$294,379	72.4%	$311,673	$289,957	71.6%
Second Lien Debt	35,147	28,724	7.1%	34,892	28,996	7.2%
Subordinated Debt	8,034	1,740	0.4%	8,059	1,740	0.4%
Collateralized Loan Obligations	3,800	4,639	1.1%	5,318	5,193	1.3%
Joint Ventures	65,883	50,491	12.4%	66,747	54,153	13.4%
Equity	32,098	26,218	6.5%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	232	0.1%	31	220	—
Total	$481,737	$406,423	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2025, and December 31, 2024, were as follows:

($ in thousands)	March 31, 2025			December 31, 2024
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$58,138	$54,510	13.4%	$55,141	$51,776	12.8%
High Tech Industries	57,635	50,657	12.5%	55,932	50,138	12.4%
Joint Venture	65,883	50,491	12.4%	66,747	54,153	13.4%
Banking, Finance, Insurance & Real Estate	44,975	43,541	10.7%	44,191	42,854	10.6%
Healthcare & Pharmaceuticals	43,340	42,261	10.4%	43,882	41,872	10.3%
Consumer goods: Durable	28,701	26,666	6.6%	28,493	27,028	6.7%
Media: Broadcasting & Subscription	24,338	16,769	4.1%	19,095	12,972	3.2%
Finance	14,916	14,862	3.7%	14,815	14,725	3.6%
Machinery (Non-Agrclt/Constr/Electr)	11,124	14,327	3.5%	11,705	13,608	3.4%
Beverage, Food and Tobacco	12,574	11,577	2.8%	12,563	11,612	2.9%
Aerospace and Defense	10,841	10,795	2.7%	11,403	11,390	2.8%
Chemicals, Plastics and Rubber	11,084	10,530	2.6%	10,135	9,628	2.4%
Transportation: Consumer	7,396	7,459	1.8%	7,410	7,470	1.8%
Interactive Media & Services	7,090	7,078	1.7%	2,539	2,559	0.6%
Retail	10,255	6,610	1.6%	10,246	6,853	1.7%
Healthcare, Education and Childcare	6,098	6,099	1.5%	6,114	6,115	1.5%
Metals & Mining	9,950	5,178	1.3%	9,950	5,103	1.3%
CLO Fund Securities	3,800	4,639	1.1%	5,318	5,193	1.3%
IT Consulting & Other Services	4,128	4,222	1.0%	2,157	2,243	0.5%
Transportation: Cargo	4,364	3,504	0.9%	4,223	3,782	0.9%
Containers, Packaging and Glass	2,727	2,703	0.7%	2,728	2,702	0.7%
Energy: Electricity	2,696	2,696	0.7%	2,696	2,702	0.7%
Services: Consumer	2,729	2,326	0.6%	2,699	2,406	0.6%
Hotel, Gaming & Leisure	7,006	2,205	0.5%	7,006	2,205	0.5%
Construction & Building	1,437	1,425	0.4%	7,648	7,596	1.9%
Capital Equipment	8,016	1,299	0.3%	8,016	1,291	0.3%
Application Software	1,164	1,162	0.3%	1,165	1,166	0.2%
Telecommunications	1,541	832	0.2%	1,541	805	0.2%
Diversified Financial Services	—	—	0.0%	3,058	3,074	0.8%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Energy: Oil & Gas	—	—	0.0%	25	—	0.0%
Total	$481,737	$406,423	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

As of March 31, 2025 and December 31, 2024, our Debt Securities Portfolio had a weighted average annualized yield of approximately 11.0% (excluding income from non-accruals and collateralized loan obligations) and and 11.3% (excluding income from non-accruals and collateralized loan obligations), respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) at March 31, 2025 was spread across 24 different industries and 72 different portfolio companies with a fair value of approximately $324.8 million and average par balance per entity of approximately $2.6 million. As of March 31, 2025, six of our investments were on non-accrual status. As of December 31, 2024, six of our investments were on non-accrual status.

Asset Manager Affiliates

As of March 31, 2025, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of March 31, 2025, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2025 and December 31, 2024, the fair value of the CLO Fund Securities was $4.6 million and $5.2 million, respectively.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in our annual report on Form 10-K for the year ended December 31, 2024.

Our CLO Fund Securities as of March 31, 2025 and December 31, 2024 were as follows:

($ in thousands)		March 31, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$168	$797	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	2,880	2,476	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	32	32	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	1	615	57.2%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	719	719	57.2%	1,467	1,467	57.2%
Total		$3,800	$4,639		$5,318	$5,193

(1)
Represents percentage of class held at March 31, 2025 and December 31, 2024, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of March 31, 2025 and December 31, 2024 was $11.4 million and $13.0 million, respectively.

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

The fair value of our investment in the Great Lakes II Joint Venture as of March 31, 2025 and December 31, 2024, was $39.1 million and $41.1 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of March 31, 2025 and December 31, 2024, we had an unfunded commitment of $8.7 million and $8.2 million to the Great Lakes II Joint Venture, respectively.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2025 and 2024.

Revenue

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$7,300	$12,621
Non-controlled affiliated investments	316	95
Total interest income	7,616	12,716
Payment-in-kind income:
Non-controlled/non-affiliated investments	2,853	1,894
Non-controlled affiliated investments	208	112
Total payment-in-kind income	3,061	2,006
Dividend income:
Non-controlled affiliated investments	1,417	1,653
Total dividend income	1,417	1,653
Fees and other income:
Non-controlled/non-affiliated investments	24	151
Total fees and other income	24	151
Total investment income	$12,118	$16,526

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended March 31, 2025 and 2024 was approximately $12.1 million and $16.5 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended March 31, 2025 and 2024, approximately $10.3 million and $14.2 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

As of March 31, 2025, our debt investment portfolio, which represented 79.9% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.0% (excluding income from non-accruals and collateralized loan obligations). As of March 31, 2025, 11.5% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2024, our debt investment portfolio, which represented 79.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.3% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2024, 9.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income, excluding CLO income and purchase discount accretion	$7,522	$12,088
Purchase discount accretion	16	73
PIK income	3,061	2,006
CLO income	78	555
JV income	1,417	1,653
Fees and other income	24	151
Investment Income	$12,118	$16,526
Less: Purchase discount accretion	$(16)	$(73)
Core Investment Income	$12,102	$16,453

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

Investment Income on Investments in CLO Fund Securities. For the three months ended March 31, 2025 and 2024, approximately $0.1 million and $0.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended March 31, 2025 and 2024, we recognized $1.4 million and $1.7 million, respectively, in investment income from our investments in Joint Ventures. As of March 31, 2025, and December 31, 2024, the fair value of our investments in Joint Ventures was approximately $50.5 million and $54.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended March 31, 2025 and 2024, less than $0.1 million and $0.2 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
EXPENSES
Management fees	$1,466	$1,729
Performance-based incentive fees	920	1,234
Interest and amortization of debt issuance costs	4,298	5,725
Professional fees	452	604
Administrative services expense	411	356
Directors' fees	144	162
Other general and administrative expenses	87	490
Total expenses	$7,778	$10,300

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

Total expenses for the three months ended March 31, 2025 and 2024 were approximately $7.8 million and $10.3 million, respectively. The decrease in total expenses for the three months ended March 31, 2025, in comparison to the prior year, was primarily driven by a decrease in average debt outstanding and lower cost of capital as well as lower management and incentive fees.

Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2025 and 2024 were approximately $1.5 million and $1.7 million, respectively. Incentive fees for the three months ended March 31, 2025 and 2024 were approximately $0.9 million and $1.2 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended March 31, 2025 and 2024, interest expense and amortization on debt issuance costs and discount for the period was approximately $4.3 million and $5.7 million, respectively, on average debt outstanding of $261.5 million and $310.5 million, respectively.

Directors' Expense. Directors' expense for the three months ended March 31, 2025 and 2024 were approximately $0.1 million and $0.2 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, Administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended March 31, 2025 and 2024, professional fees totaled approximately $0.5 million and $0.6 million, respectively.

For the three months ended March 31, 2025 and 2024, administrative services expense was approximately $0.4 million and $0.4 million, respectively.

For the three months ended March 31, 2025 and 2024, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.1 million and $0.5 million, respectively.

Net Investment Income

For the three months ended March 31, 2025, net investment income was approximately $4.3 million, or $0.47 per basic and diluted share, while tax-basis distributable income was approximately $4.7 million, or $0.51 per basic and diluted share. For the three months ended March 31, 2024, net investment income was approximately $6.2 million, or $0.67 per basic and diluted share, while tax-basis distributable income was approximately $6.8 million, or $0.73 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three months ended March 31, 2025, the Company recognized $0.2 million of net realized losses on our portfolio investments. During the three months ended March 31, 2024, the Company recognized $2.1 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(1,501)	$(659)
Non-controlled affiliated investments	(1,140)	140
Controlled affiliated investments	(1,274)	590
Derivatives	12	—
Total net change in unrealized gain (loss) from investment transactions	$(3,903)	$71

During the three months ended March 31, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(3.9) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $1.3 million on equity securities, $(2.8) million on our Joint Ventures investments, $1.0 million on CLO Fund Securities, and $(3.4) million on our debt securities. During the three months ended March 31, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $0.1 million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $(0.1) million on CLO Fund Securities, $0.1 million on equity securities, $0.3 million on our Joint Ventures investments, and $(0.2) million on our debt securities.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2025, was $(0.1) million, or $(0.01) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2024, was $4.5 million, or $0.48 per basic and diluted share.

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

As of March 31, 2025 and December 31, 2024, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$9,233	$17,532
Restricted Cash	14,278	22,421
First Lien Debt	294,379	289,957
Second Lien Debt	28,724	28,996
Subordinated Debt	1,740	1,740
Equity	26,218	24,762
Collateralized Loan Obligations	4,639	5,193
Asset Manager Affiliates	—	—
Joint Ventures	50,491	54,153
Derivatives	232	220
Total	$429,934	$444,974

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2025, we had approximately $255.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 168%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Outstanding Notes

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on April 30 and October 30, at a rate of 4.875%. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of March 31, 2025, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

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

At March 31, 2025, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $147.4 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since the beginning of 2022.

	Distribution		Declaration Date	Record Date	Pay Date
2025:
First quarter	$0.54	(1)	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$0.54
2024:
Fourth quarter	$0.69		11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69		8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69		5/8/2024	5/21/2024	5/31/2024
First quarter	0.69		3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76
2023:
Fourth quarter	$0.69		11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69		8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69		5/10/2023	5/22/2023	5/31/2023
First quarter	0.68		3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75
2022:
Fourth quarter	$0.67		11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63		8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63		5/10/2022	5/24/2022	6/7/2022
First quarter	0.63		3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56

(1)
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

During the three months ended March 31, 2025, the Company did not repurchase shares under the Renewed Stock Repurchase Program or the 2025 Stock Repurchase Program.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2025, and December 31, 2024, we had approximately $26.5 million and $27.2 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2025:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$255,379	$108,000	$147,379	$—	$—

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2025, six of our debt investments were on non-accrual status.

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

On May 8, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock. The distribution is payable on May 29, 2025 to stockholders of record at the close of business on May 19, 2025.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of March 31, 2025, approximately 88.5% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 84.2% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2025, we had $255.4 million (par value) of borrowings outstanding at a current weighted average interest rate of 5.9%, of which $108.0 million par value had a fixed rate and $147.4 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities at March 31, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$1,619	$3,289	$4,959
Decrease in interest rate	$(1,613)	$(3,222)	$(4,655)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $1.6 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $3.3 million and $5.0 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $1.6 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $3.2 million and $4.7 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 31, 2025 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three months ended March 31, 2025, except as previously reported by us on our current reports on Form 8-K. We issued a total of 4,695 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three months ended March 31, 2025 . This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2025, the aggregate value of the shares of our common stock issued under our DRIP was approximately $0.1 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$6,320
February 1, 2025 through February 28, 2025	—	$—	—	$6,320
March 1, 2025 though March 31, 2025	—	$—	—	$10,000
Total	—		—
(1)
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger by and among Portman Ridge Finance Corporation, Logan Ridge Finance Corporation, Portman Ridge Merger Sub, Inc., Mount Logan Management LLC (for the limited purposes set forth therein) and Sierra Crest Investment Management LLC (for the limited purposes set forth therein), dated as of January 29, 2025 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed February 4, 2025).

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

10.2

Fee Waiver Agreement by and between Portman Ridge Finance Corporation and Sierra Crest Investment Management LLC, dated as of January 29, 2025
(incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed February 4, 2025).

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

PORTMAN RIDGE FINANCE CORPORATION

Date: May 8, 2025	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *