Form 10-Q
period 2025-09-30
BCP Investment Corp
filed 2025-11-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 814-00735

BCP Investment Corporation

(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

650 Madison Avenue, 3rd Floor

New York, New York 10022

(Address of principal executive offices)

(212) 891-2880

(Registrant's telephone number, including area code)

Portman Ridge Finance Corporation

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BCIC	The NASDAQ Global Select Market

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

The number of outstanding shares of common stock of the registrant as of November 3, 2025 was 13,081,251.

NOTE ABOUT REFERENCES TO BCP INVESTMENT CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “outlook, ”believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
the ability to realize the anticipated benefits of the merger of Logan Ridge Finance Corporation (“LRFC”) with and into us (the “LRFC Acquisition”) on July 15, 2025 pursuant to an Agreement and Plan of Merger (the “LRFC Merger Agreement”), dated January 29, 2025, among us, LRFC, Portman Ridge Merger Sub, Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and Mount Logan Management LLC, a Delaware limited liability company and investment advisor to LRFC; and
•
risks related to certain mergers diverting management’s attention from ongoing business operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $465,407 and $358,153, respectively)	$449,517	$327,622
Non-controlled affiliated investments (amortized cost of $84,981 and $68,858, respectively)	79,465	64,384
Controlled affiliated investments (amortized cost of $42,474 and $49,421, respectively)	10,719	13,015
Total Investments at fair value (amortized cost of $592,862 and $476,432, respectively)	$539,701	$405,021
Cash and cash equivalents	2,844	17,532
Restricted cash	14,602	22,421
Interest receivable	5,887	6,088
Dividend receivable	1,374	1,367
Other assets	3,436	1,205
Total Assets	$567,844	$453,634
LIABILITIES
4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $454 and $1,017, respectively)	$107,546	$106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $949 and $1,322, respectively)	129,830	158,157
2026 Notes (net of deferred financing costs and original issue discount of $420 and $—, respectively)	49,580	—
2032 Convertible Notes (net of deferred financing costs and original issue discount of $132 and $—, respectively)	2,368	—
KeyBank Credit Facility (net of deferred financing costs of $967 and $—, respectively)	32,365	—
Management and incentive fees payable	2,690	2,713
Accounts payable, accrued expenses and other liabilities	2,794	3,007
Accrued interest payable	5,847	3,646
Payable for unsettled trades	3,520	—
Due to affiliates	—	635
Total Liabilities	$336,540	$275,141
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 13,959,765 issued, and 13,176,582 outstanding at September 30, 2025, and 9,960,785 issued, and 9,198,175 outstanding at December 31, 2024	$132	$92
Capital in excess of par value	763,828	714,331
Total distributable (loss) earnings	(532,656)	(535,930)
Total Net Assets	$231,304	$178,493
Total Liabilities and Net Assets	$567,844	$453,634
Net Asset Value Per Common Share	$17.55	$19.41

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$13,295	$11,357	$29,058	$35,891
Non-controlled affiliated investments	1,434	356	2,074	763
Total interest income	14,729	11,713	31,132	36,654
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	2,507	1,343	7,714	5,255
Non-controlled affiliated investments	198	209	501	504
Total payment-in-kind income	2,705	1,552	8,215	5,759
Dividend income:
Non-controlled affiliated investments	1,500	1,669	4,130	5,122
Total dividend income	1,500	1,669	4,130	5,122
Fees and other income:
Non-controlled/non-affiliated investments	6	243	128	505
Non-controlled affiliated investments	—	—	83	—
Total fees and other income	6	243	211	505
Total investment income	18,940	15,177	43,688	48,040
EXPENSES
Management fees	1,808	1,611	4,719	5,020
Performance-based incentive fees	1,069	1,230	2,956	3,838
Interest and amortization of debt issuance costs	5,514	5,120	14,042	16,210
Professional fees	621	283	1,476	1,357
Administrative services expense	505	596	1,365	1,313
Directors' expense	154	143	440	466
Other general and administrative expenses	609	392	1,133	1,331
Total expenses	10,280	9,375	26,131	29,535
Waiver of performance-based incentive fees	(188)	—	(188)	—
Net expenses	10,092	9,375	25,943	29,535
NET INVESTMENT INCOME	8,848	5,802	17,745	18,505
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Net realized gains (losses) from investment transactions:
Non-controlled/non-affiliated investments	(1,318)	(11,419)	(11,047)	(13,754)
Non-controlled affiliated investments	(1,360)	—	(1,452)	—
Controlled affiliated investments	—	—	(6,192)	(6,644)
Net realized gain (loss) on investments	(2,678)	(11,419)	(18,691)	(20,398)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	12,773	5,430	14,662	(5,392)
Non-controlled affiliated investments	3,114	(994)	(1,042)	(2,909)
Controlled affiliated investments	(362)	75	4,651	6,917
Derivatives	—	—	(21)	—
Net change in unrealized appreciation (depreciation) on investments	15,525	4,511	18,250	(1,384)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	1,935	—	1,726	537
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments, net of taxes	14,782	(6,908)	1,285	(21,245)
Net realized gain (loss) on extinguishment of debt	—	(403)	—	(655)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,630	$(1,509)	$19,030	$(3,395)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Net increase (decrease) in net assets per share resulting from operations – Basic (see Note 3)	$1.88	$(0.16)	$1.84	$(0.37)
Weighted average common stock outstanding – Basic (see Note 3)	12,549,643	9,244,033	10,337,858	9,295,008
Net increase (decrease) in net assets per share resulting from operations – Diluted (see Note 3)	$1.86	$(0.16)	$1.83	$(0.37)
Weighted average common stock outstanding – Diluted (see Note 3)	12,726,646	9,244,033	10,397,936	9,295,008
Net Investment Income Per Common Share:
Net investment income (loss) - Basic	$0.71	$0.63	$1.72	$1.99
Net investment income (loss) - Diluted	$0.70	$0.63	$1.71	$1.99

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

(in thousands, except share and per share amounts)

(Unaudited)

(1)
During the three months ended September 30, 2025 and 2024, the Company received less than $0.1 million and $— million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item. During the nine months ended September 30, 2025 and 2024, the Company received $0.3 million and $0.1 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operations:
Net investment income	$8,848	$5,802	$17,745	$18,505
Net realized gain (loss) on investments	(2,678)	(11,419)	(18,691)	(20,398)
Net realized gain (loss) from extinguishment of debt	—	(403)	—	(655)
Net change in unrealized appreciation (depreciation) on investments	15,525	4,511	18,250	(1,384)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	1,935	—	1,726	537
Net increase (decrease) in net assets resulting from operations	$23,630	$(1,509)	$19,030	$(3,395)

Stockholder distributions:
Distributions declared	$(6,464)	$(6,382)	$(15,756)	$(19,237)
Net decrease in net assets resulting from stockholder distributions	$(6,464)	$(6,382)	$(15,756)	$(19,237)

Capital share transactions:
Issuance of common stock for:
Stock issued under dividend reinvestment plan	$63	$82	$191	$240
Stock repurchases	(250)	(638)	(250)	(3,144)
Issuance of common shares in connection with the LRFC Acquisition(2)	49,596	—	49,596	—
Net increase (decrease) in net assets resulting from capital share transactions	$49,409	$(556)	$49,537	$(2,904)

Net assets at beginning of period	$164,729	$196,429	$178,493	$213,518
Net assets at end of period	$231,304	$187,982	$231,304	$187,982
Net asset value per common share	$17.55	$20.36	$17.55	$20.36
Common shares outstanding at end of period	13,176,582	9,231,454	13,176,582	9,231,454

(1)
Refer to Note 9 “Stockholders' Equity” for additional information on changes in components of Stockholders’ Equity.
(2)
Refer to Note 11 “LRFC Acquisition” for additional information on the LRFC Acquisition.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$19,030	$(3,395)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gain) loss on investments	18,691	20,398
Net change in unrealized (appreciation) depreciation on investments	(18,250)	1,384
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(1,726)	(537)
Purchases of investments	(42,652)	(54,084)
Proceeds from sales and redemptions of investments	76,537	82,206
Net accretion of investments	(6,122)	(3,454)
Amortization of debt issuance costs	1,058	909
Net realized (gain) loss on extinguishment of debt	—	655
Payment-in-kind income	(8,912)	(5,759)
Cash acquired in LRFC Acquisition	7,085	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	—	573
(Increase) decrease in interest receivable	1,797	(382)
(Increase) decrease in dividend receivable	102	16
(Increase) decrease in other assets	(3,109)	(330)
Increase (decrease) in payable for unsettled trades	1,560	(520)
Increase (decrease) in accrued interest payable	1,056	731
Increase (decrease) in management and incentive fees payable	(947)	(1,311)
Increase (decrease) in due to affiliates	(635)	571
Increase (decrease) in accounts payable and accrued expenses	(3,237)	(1,263)
Net cash provided by (used in) operating activities	$41,326	$36,408
FINANCING ACTIVITIES:
Debt issuance costs	$—	$(852)
Offering costs	(318)	—
Stock repurchase program	(250)	(3,144)
Distributions to stockholders	(15,565)	(18,997)
Repayment of 2018-2 Secured Notes	—	(125,683)
Repayment of Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	(36,700)	(10,000)
Repayment of KeyBank Credit Facility	(25,000)	—
Borrowings from Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	8,000	77,479
Borrowings from KeyBank Credit Facility	6,000	—
Net cash provided by (used in) financing activities	$(63,833)	$(81,197)
CHANGE IN CASH AND RESTRICTED CASH	$(22,507)	$(44,789)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	39,953	71,564
CASH AND RESTRICTED CASH, END OF PERIOD	$17,446	$26,775
Amounts per consolidated statements of assets and liabilities:
Cash and cash equivalents	$2,844	$13,736
Restricted cash	14,602	13,039
Total Cash and Restricted cash	$17,446	$26,775
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$11,921	$14,570
Reinvestment of distributions during the period	$191	$240
Supplemental disclosures of non-cash activities:
LRFC Acquisition(1)
Non-cash assets acquired:
Investments, at fair value	$174,274	$—
Interest and dividend receivable	1,601	—
Other assets	1,644	—
Total non-cash assets acquired	$177,519	$—
Liabilities assumed:
Debt	$103,181	$—
Other liabilities	7,754	—
Total liabilities assumed	$110,935	$—
Issuance of common stock in connection with the LRFC Acquisition (net of offering costs of $404)	$49,596	$—
Transaction costs	$3,192	$—

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands, except share and per share amounts)

(Unaudited)

(1)
On July 15, 2025, in connection with the LRFC Acquisition, the Company acquired net assets of $73.7 million for total purchase consideration of $52.8 million, of which $49.6 million was stock based, net of offering costs of $0.4 million. The total purchase consideration was inclusive of $3.2 million of transaction costs. Refer to Note 11 “LRFC Acquisition” for additional information on the LRFC Acquisition.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 194.2%
First Lien/Senior Secured Debt - 158.7%
Accordion Partners LLC	Finance	9.01%	SOFR + 5.25%	0.75%	11/17/31	7,208	$6,872	$7,185	(13)(20)
Accordion Partners LLC (Revolver)	Finance	—	SOFR + 5.25%	0.75%	11/17/31	—	(8)	(5)	(15)(20)
Accurate Background, LLC	Services: Business	10.26%	SOFR + 6.00%	1.00%	03/26/29	8,666	8,022	8,666	(13)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	13.00%	13.00%, 5.00% PIK	—	04/14/27	15,512	15,511	14,968	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	Services: Business	9.66%	SOFR + 5.50%	1.00%	07/22/27	5,835	5,274	5,790	(13)
AMCP Pet Holdings, Inc.	Beverage, Food and Tobacco	11.46%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	4,766	4,745	4,638	(13)
AMCP Pet Holdings, Inc. (Revolver)	Beverage, Food and Tobacco	11.46%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	1,038	1,034	1,010
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.01%	SOFR + 9.75%, 5.25% PIK	3.25%	06/30/27	6,864	6,688	7,259	(13)
Ancile Solutions, Inc.	High Tech Industries	14.28%	SOFR + 10.00%	1.00%	06/11/26	5,772	5,748	5,887	(13)
Anthem Sports & Entertainment Inc. (2025 Delayed Draw Term Loan)	Media: Broadcasting & Subscription	9.76%	SOFR + 5.50%, 9.76% PIK	1.00%	11/15/27	1,372	1,372	1,372
Anthem Sports & Entertainment Inc. (Hollywood Suites Delayed Draw Term Loan)	Media: Broadcasting & Subscription	9.76%	SOFR + 5.50%, 9.76% PIK	1.00%	11/15/27	4,253	4,253	4,253
Anthem Sports & Entertainment Inc. (Term Loan B)	Media: Broadcasting & Subscription	10.00% PIK	—	—	11/15/27	9,047	9,047	9,047
Anthem Sports & Entertainment Inc. (Term Loan C)	Media: Broadcasting & Subscription	—	—	—	11/15/27	8,761	935	947	(5)
Appfire Technologies, LLC	High Tech Industries	9.00%	SOFR + 5.00%	1.00%	03/09/28	5,787	5,783	5,776	(13)
BetaNXT, Inc.	Banking, Finance, Insurance & Real Estate	9.75%	SOFR + 5.75%	—	07/01/29	12,870	12,198	12,647	(13)
BetaNXT, Inc. (Revolver)	Banking, Finance, Insurance & Real Estate	8.49%	SOFR + 4.50%	—	07/01/27	1,147	1,115	1,098	(20)
Bradshaw International Parent Corp.	Consumer goods: Durable	10.01%	SOFR + 5.75%	1.00%	10/21/27	974	913	950	(13)
Bradshaw International Parent Corp. (Revolver)	Consumer goods: Durable	9.99%	SOFR + 5.75%	1.00%	10/21/26	154	125	108	(15)(20)
C.P. Converters, Inc.	Chemicals, Plastics and Rubber	11.80% PIK	—	—	12/13/25	11,964	11,963	11,366	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	9.66%	SOFR + 5.50%	1.00%	05/08/30	3,127	3,097	3,127	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 5.50%	1.00%	05/08/30	—	(5)	—	(15)(20)
Centric Brands Inc.	Machinery (Non-Agrclt/Constr/Electr)	9.75%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Machinery (Non-Agrclt/Constr/Electr)	10.75%	SOFR + 6.50%	1.00%	02/06/31	3,115	3,115	3,115	(13)
Centric Brands Inc. (Term Loan A2)	Machinery (Non-Agrclt/Constr/Electr)	12.25%	SOFR + 8.00%, 12.25% PIK	1.00%	02/06/31	3,798	3,798	3,798
Colonnade Intermediate, LLC	Services: Business	—	—	—	09/30/26	8,368	7,697	5,806	(5)
Colonnade Intermediate, LLC (Revolver)	Services: Business	—	—	—	09/30/26	685	685	476	(5)
Datalink, LLC	Healthcare & Pharmaceuticals	—	—	—	11/23/26	8,261	6,123	5,353	(5)(13)
Dentive, LLC	Healthcare & Pharmaceuticals	13.05%	SOFR + 8.75%	0.75%	12/22/28	4,503	4,233	4,304	(13)(20)
Dentive, LLC (Revolver)	Healthcare & Pharmaceuticals	13.05%	SOFR + 8.75%	0.75%	12/26/28	370	344	353	(20)
Dodge Data & Analytics LLC	Construction & Building	10.63%	SOFR + 6.25%	0.50%	01/31/29	654	648	653	(13)
Dodge Data & Analytics LLC (Second Out)	Construction & Building	9.13%	SOFR + 4.75%	0.50%	02/28/29	907	799	744	(13)
Epic Staffing Group	Services: Business	10.29%	SOFR + 6.00%	0.50%	06/28/29	4,848	3,904	4,430	(13)
Florida Food Products, LLC	Beverage, Food and Tobacco	9.23%	SOFR + 5.00%	0.75%	10/18/28	8,715	7,929	6,045	(13)
Fusion Buyer, LLC (fka Franchise Group Inc.)	Consumer Services	12.10%	SOFR + 8.00%	—	06/06/30	1,384	1,384	1,384	(13)
Global Integrated Flooring Systems Inc.	Consumer goods: Durable	13.29%	SOFR + 9.00%, 6.00% PIK	—	12/31/26	6,333	5,631	4,322
Global Integrated Flooring Systems Inc. (Revolver)	Consumer goods: Durable	13.16%	SOFR + 9.00%, 6.00% PIK	—	12/31/26	52	46	35
GP Midco, LLC (Beauty by Imagination)	Consumer goods: Durable	9.32%	SOFR + 5.00%	—	11/01/30	3,970	3,497	3,944	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan A	High Tech Industries	13.34%	SOFR + 9.00%	5.25%	06/21/26	6,432	6,119	6,432	(20)
HDC/HW Intermediate Holdings, LLC - Term Loan B	High Tech Industries	—	—	—	06/21/26	3,976	940	49	(5)
Help Systems Holdings, Inc.	High Tech Industries	8.06%	SOFR + 3.75%	0.75%	11/19/26	1,938	1,890	1,838	(13)
IDC Infusion Services LLC	Healthcare & Pharmaceuticals	10.37%	SOFR + 6.50%	1.00%	07/07/28	6,658	6,305	6,685	(13)(20)
Ivanti Software, Inc.	High Tech Industries	9.05%	SOFR + 4.75%	0.75%	06/01/29	997	894	833	(13)
Ivanti Software, Inc. - NewCo	High Tech Industries	10.05%	SOFR + 5.75%	2.00%	06/01/29	736	694	759	(13)
Keg Logistics LLC	Services: Business	11.61%	SOFR + 6.75%, 0.50% PIK	1.00%	11/23/27	19,103	18,170	18,807	(13)
Keg Logistics LLC (Revolver)	Services: Business	11.14%	SOFR + 6.75%	1.00%	11/23/27	1,744	1,625	1,718

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Live Comfortably Inc.	Consumer goods: Durable	7.28%	SOFR + 3.00%	2.00%	09/20/27	6,239	6,068	5,441	(13)
MAG DS Corp.	Aerospace and Defense	9.60%	SOFR + 5.50%	1.00%	04/01/27	3,594	3,450	3,592	(13)
Metrc Inc.	High Tech Industries	9.50%	SOFR + 5.50%	1.00%	09/30/31	2,366	2,233	2,233	(13)(20)
Metrc Inc. (Revolver)	High Tech Industries	—	SOFR + 5.50%	1.00%	09/30/31	—	(59)	(60)	(20)
Middle West Spirits, LLC	Beverage, Food and Tobacco	10.57%	SOFR + 6.25%	2.00%	04/23/30	6,256	5,776	6,138	(13)
Middle West Spirits, LLC (Revolver)	Beverage, Food and Tobacco	—	SOFR + 6.25%	2.00%	04/23/30	—	(32)	(35)	(15)(20)
Money Transfer Acquisition Inc.	Finance	12.51%	SOFR + 8.25%	1.00%	12/14/27	14,301	13,478	14,193	(13)
Morae Global Corporation (Term Loan A)	IT Consulting & Other Services	12.46%	SOFR + 8.00%	2.00%	10/31/28	5,003	4,510	4,870	(13)(20)
Morae Global Corporation (Term Loan B)	IT Consulting & Other Services	12.39%	SOFR + 8.00%	2.00%	10/31/28	2,813	2,543	2,761	(13)
Morae Global Corporation (Revolver)	IT Consulting & Other Services	12.45%	SOFR + 8.00%	2.00%	10/31/28	400	364	391	(20)
MSM Acquisitions, Inc.	Services: Business	12.70%	SOFR + 6.00%, 2.50% PIK	1.00%	12/09/26	10,028	10,013	9,000	(13)
Neptune Bidco US Inc.	Media: Broadcasting & Subscription	9.43%	SOFR + 5.00%	0.50%	04/11/29	5,900	5,353	5,632	(13)
Neptune Bidco US Inc. (Term Loan A)	Media: Broadcasting & Subscription	9.18%	SOFR + 4.75%	0.50%	10/11/28	2,985	2,715	2,847	(13)
Netwrix Corporation	High Tech Industries	8.95%	SOFR + 4.75%	0.75%	06/09/29	4,216	4,203	4,183	(13)
Netwrix Corporation (Revolver)	High Tech Industries	—	SOFR + 5.00%	0.75%	06/09/29	—	(6)	(9)	(15)(20)
Newbury Franklin Industrials, LLC	Consumer goods: Durable	10.97%	SOFR + 7.00%	2.00%	12/11/29	7,099	6,680	6,947	(13)(20)
One Stop Mailing LLC	Transportation: Consumer	10.53%	SOFR + 6.25%	1.00%	04/29/27	7,395	7,355	7,395	(13)
Orthopaedic (ITC) Buyer, LLC	Healthcare & Pharmaceuticals	10.60%	SOFR + 6.50%	1.00%	07/31/28	2,316	2,072	2,316	(13)
PMA Parent Holdings LLC	Finance	8.75%	SOFR + 4.75%	0.75%	01/31/31	2,796	2,601	2,768	(13)
PMA Parent Holdings LLC (Revolver)	Finance	—	SOFR + 5.50%	0.75%	01/31/31	—	(2)	(2)	(15)(20)
PhyNet Dermatology LLC	Healthcare & Pharmaceuticals	10.83%	SOFR + 6.50%	1.00%	10/20/29	1,766	1,683	1,712	(13)(20)
Pomeroy Technologies, LLC (Super Senior A)	High Tech Industries	6.00% PIK	—	—	11/30/27	1,430	1,430	1,430
Premier Imaging, LLC	Healthcare & Pharmaceuticals	10.26%	SOFR + 6.00%	1.00%	03/31/26	5,929	5,461	5,164	(13)
Project Castle, Inc.	Transportation: Cargo	9.72%	SOFR + 5.50%	0.50%	06/01/29	3,746	3,363	3,092	(13)
Project Leopard Holdings, Inc.	High Tech Industries	9.66%	SOFR + 5.25%	0.50%	07/20/29	5,651	5,437	5,113	(13)
PVHC Holding Corp	Containers, Packaging and Glass	10.39%	SOFR + 6.25%, 0.75% PIK	2.50%	02/17/27	2,725	2,724	2,706	(13)
Radius Aerospace, Inc.	Aerospace and Defense	10.40%	SOFR + 6.25%, 0.25% PIK	1.00%	03/29/27	5,482	5,477	5,448	(13)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation: Cargo	11.82%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/29	2,908	1,584	957	(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation: Cargo	11.32%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/29	2,170	719	121	(13)
Resolute Investment Managers, Inc.	Finance	—	—	—	10/30/28	3,990	3,511	3,638
Riskonnect Parent LLC	Application Software	8.62%	SOFR + 4.75%	0.75%	12/07/28	1,207	1,166	1,207	(13)(20)
Red Range Intermediate Inc.	Capital Equipment	12.40%	SOFR + 8.00%	1.00%	10/01/29	324	324	324
RN Enterprises, LLC	Healthcare & Pharmaceuticals	8.83%	SOFR + 5.00%	0.75%	10/17/31	2,468	2,159	2,468	(13)(20)
CB MIDCO, LLC	Consumer goods: Durable	—	—	—	09/27/27	3,914	3,794	1,374	(5)(13)
Shepherd Parent Holdings, LLC	Healthcare & Pharmaceuticals	11.58%	SOFR + 7.25%	1.00%	07/10/30	2,045	1,850	2,045	(13)(20)
Shepherd Parent Holdings, LLC (Revolver)	Healthcare & Pharmaceuticals	—	SOFR + 7.25%	1.00%	07/10/30	—	—	—	(20)
South Street Securities Holdings, Inc	Banking, Finance, Insurance & Real Estate	9.00%	—	—	09/20/27	3,600	3,306	3,272
Spark Buyer, LLC	Capital Equipment	9.44%	SOFR + 5.25%	0.75%	10/15/31	1,418	1,246	1,324	(13)(20)
Sundance Holdings Group, LLC	Retail	—	—	—	06/30/25	6,753	6,673	95	(5)
Symplr Software, Inc.	Healthcare & Pharmaceuticals	8.91%	SOFR + 4.50%	0.75%	12/22/27	1,640	1,639	1,478	(13)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	10.50%	SOFR + 6.50%	1.00%	12/05/28	14,221	13,388	14,204	(13)
TA/WEG Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.79%	SOFR + 4.50%	1.00%	10/02/28	9,521	9,009	9,493	(13)
TA/WEG Holdings, LLC (Revolver)	Banking, Finance, Insurance & Real Estate	—	SOFR + 4.50%	1.00%	10/02/28	—	(2)	(3)	(15)(20)
Tactical Air Support, Inc.	Aerospace and Defense	12.98%	SOFR + 8.50%	1.00%	12/22/28	4,364	4,099	4,321	(20)(13)
Taoglas Group Holdings Limited	High Tech Industries	—	SOFR + 7.25%	1.00%	02/28/29	2,296	2,010	2,199	(7)(13)
Taoglas Group Holdings Limited (Revolver)	High Tech Industries	11.38%	SOFR + 7.25%	1.00%	02/28/29	610	538	583	(7)(13)(20)
Taoglas USA Holdings Inc.	High Tech Industries	11.25%	SOFR + 7.25%	1.00%	02/28/29	1,635	1,614	1,565	(13)
Validity, Inc.	High Tech Industries	9.58%	SOFR + 5.25%	—	04/12/32	1,995	1,730	1,972	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Healthcare & Pharmaceuticals	10.82%	SOFR + 6.50%	2.00%	06/14/28	6,538	6,330	6,538	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Healthcare & Pharmaceuticals	10.82%	SOFR + 6.50%	2.00%	06/14/28	887	868	887
VTX Intermediate Holdings, Inc.	High Tech Industries	12.30%	SOFR + 8.00%, 1.00% PIK	2.00%	12/12/29	10,323	9,662	10,194	(13)
Total First Lien/Senior Secured Debt							376,948	367,183
Second Lien/Senior Secured Debt - 15.0%
American Academy Holdings, LLC	Healthcare & Pharmaceuticals	14.50% PIK	—	—	03/01/28	12,880	12,201	12,623
BLST Operating Company, LLC	Retail	12.89%	SOFR + 1.00%, 12.82% PIK	1.50%	01/31/26	1,276	1,137	1,176	(13)(18)
Confluence Technologies, Inc.	Services: Business	10.88%	SOFR + 6.50%, 6.50% PIK	0.50%	07/30/29	4,132	4,116	3,480	(13)
Dcert Buyer, Inc.	High Tech Industries	11.16%	SOFR + 7.00%	—	02/16/29	5,400	5,394	4,928	(13)
Idera, Inc.	High Tech Industries	11.20%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,016	1,986	(13)
Ivanti Software, Inc.	High Tech Industries	11.81%	SOFR + 7.25%	0.50%	06/01/29	9,090	7,628	4,233	(13)

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Project Leopard Holdings, Inc.	High Tech Industries	12.06%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,939	4,525	(13)
VTX Intermediate Holdings, Inc.	High Tech Industries	12.50% PIK	—	—	12/12/30	1,881	1,736	1,814
Total Second Lien/Senior Secured Debt							39,167	34,765

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Subordinated Debt - 10.7%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Finance	15.00% PIK	—	—	06/14/28	896	857	885
Eastport Holdings, LLC	Services: Business	12.93%	SOFR + 8.50%	1.00%	09/29/27	19,250	17,166	19,250	(13)
Lucky Bucks Holdings LLC	Hotel, Gaming & Leisure	—	—	—	05/29/28	8,762	5,992	1,697	(5)
Tubular Textile Machinery, Inc.	Capital Equipment	5.00%	—	—	10/29/27	5,224	2,773	3,000
Total Subordinated Debt							26,788	24,832
Collateralized Loan Obligations - 0.0%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	—	—	—	04/20/30	15,161	—	—	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	—	—	—	10/27/31	10,000	112	112	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	—	—	—	11/01/28	3,250	—	—	(3)(7)(10)
Total Collateralized Loan Obligations							112	112
Preferred Stock and Units - 3.5%
4L Ultimate Topco Corporation	Services: Business	—	—	—	—	321	29	—
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	18.00% PIK	—	—	—	248,474	166	467	(22)(25)
Aperture Dodge 18 LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	5,144,601	4,548	3,118
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,185,909	1,186	1,393	(22)
Middle West Spirits, LLC	Beverage, Food and Tobacco	10.00% PIK	—	—	—	917,452	862	946	(25)
Phoenix Aviation Capital, LLC	Aerospace and Defense	7.00% PIK	—	—	—	1,259,614	1,064	1,115	(22)(25)
Prosper Marketplace	Consumer goods: Durable	—	—	—	—	912,865	279	324	(6)
Taylor Precision Products, Inc. - Series C	Consumer goods: Durable	—	—	—	—	379	667	758
Total Preferred Stock and Units							8,801	8,121
Common Stock and Membership Units - 6.2%
AAPC Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	0.13	264	748	(22)
Advantage Capital Holdings LLC - Class A Units	Banking, Finance, Insurance & Real Estate	—	—	—	—	822	500	1,318	(22)
AIP Capital, LLC	Diversified Financial Services	—	—	—	—	85	35	35	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media: Broadcasting & Subscription	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media: Broadcasting & Subscription	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media: Broadcasting & Subscription	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Energy: Oil & Gas	—	—	—	—	0.1	—	—	(11)
BLST Operating Company, LLC - Class A	Retail	—	—	—	—	217,013	555	573	(9)
BGPT Maverick, L.P.	High Tech Industries	—	—	—	—	1,020,408	1,020	1,020
Carestream Health Holdings, Inc.	Healthcare & Pharmaceuticals	—	—	—	—	4,099	53	100
Centric Brands, L.P.	Machinery (Non-Agrclt/Constr/Electr)	—	—	—	—	81,770	746	3,754
DxTx Pain and Spine LLC	Healthcare & Pharmaceuticals	—	—	—	—	217,479	381	361	(22)
Everyware Global, Inc.	Consumer goods: Durable	—	—	—	—	1,085,565	346	553	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Capital Equipment	—	—	—	—	100	1,500	390	(3)(7)
Freedom Electronics, LLC	High Tech Industries	—	—	—	—	181,818	195	238	(9)
Fusion Connect, Inc.	Telecommunications	—	—	—	—	14	866	—	(13)
Fusion Connect, Inc. - Warrant	Telecommunications	—	—	—	—	811,572	—	—
Fusion Parent, LLC (fka Franchise Group Inc.)	Consumer Services	—	—	—	—	31,189	1,550	1,550
HDC/HW Holdings, LLC	High Tech Industries	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotel, Gaming & Leisure	—	—	—	—	146,589	1,724	724	(13)
Live Comfortably Inc.	Consumer goods: Durable	—	—	—	—	2,846	—	—	(13)
Middle West Spirits, LLC	Beverage, Food and Tobacco	—	—	—	—	91	14	58
Morae Global Holdings Inc. - Warrant	IT Consulting & Other Services	—	—	—	—	1,625	376	475
Ohene Holdings B.V. - Warrant	High Tech Industries	—	—	—	—	4	—	—	(3)(7)
Phoenix Aviation Capital, LLC	Aerospace and Defense	—	—	—	—	4	387	365	(22)
Roscoe Investors, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	10,000	1,000	—
South Street Securities Holdings, Inc - Warrant	Banking, Finance, Insurance & Real Estate	—	—	—	—	4,533	514	615
Sundance Holdings Group, LLC	Retail	—	—	—	—	14,603	—	—
Swift Aggregator LLC (formerly GA Communications, Inc.)	Media: Broadcasting & Subscription	—	—	—	—	1,363,451	1,251	1,420
VTX Holdings LLC - Series C	High Tech Industries	—	—	—	—	882,504	9	8
Workplace Holdings LLC (Pomeroy Technologies, LLC)	High Tech Industries	—	—	—	—	950	228	—
World Business Lenders, LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							13,560	14,305
Derivatives - 0.1%(19)
Advantage Capital Holdings LLC	Banking, Finance, Insurance & Real Estate	—	—	—	—	164	—	199	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Healthcare & Pharmaceuticals	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media: Broadcasting & Subscription	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	199
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							465,407	449,517

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Affiliate Portfolio Companies - 34.4%(17)
First Lien/Senior Secured Debt - 8.3%
American Clinical Solutions, LLC	Healthcare & Pharmaceuticals	11.00%	SOFR + 7.00%, 4.00% PIK	1.00%	06/30/26	7,465	4,787	3,934
MMI Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	12/31/25	5,030	4,018	4,572	(5)
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Services: Consumer	12.70%	SOFR + 8.50%	2.00%	05/31/29	1,498	1,469	1,388	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Services: Consumer	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(9)	(15)(20)
Riddell, Inc.	Consumer goods: Durable	10.15%	SOFR + 6.00%	1.00%	03/29/29	9,369	8,898	9,335	(13)
Total First Lien/Senior Secured Debt							19,169	19,220
Second Lien/Senior Secured Debt - 1.8%
MMI Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	12/31/25	480	340	388	(5)
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,457
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	384
Total Second Lien/Senior Secured Debt							5,340	4,229
Collateralized Loan Obligations - 0.9%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	26,298	230	867	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	24,394	1,039	1,200	(3)(7)(10)
Total Collateralized Loan Obligations							1,269	2,067
Joint Ventures - 15.4%
Series B - Great Lakes Funding II LLC	Joint Venture	—	—	—	—	37,337	37,337	35,582	(7)(20)(26)
Total Joint Ventures							37,337	35,582
Preferred Stock and Units - 3.5%
American Clinical Solutions, LLC - Class A	Healthcare & Pharmaceuticals	—	—	—	—	20,566,017	—	—	(9)
BMP Slappey Holdco, LLC	Telecommunications	—	—	—	—	200,000	467	576	(21)
BMP Slappey Investment II	Telecommunications	—	—	—	—	88,946	208	256	(21)
EBSC Holdings LLC (Riddell, Inc.)	Consumer goods: Durable	10.00% PIK	—	—	—	3,478,615	3,459	3,948	(25)
GreenPark Infrastructure, LLC - Series A	Energy: Electricity	—	—	—	—	1,400	676	700	(22)
MMI Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	1,000	—	—	(9)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	5,445,000	5,445	310
Princeton Medspa Partners, LLC	Services: Consumer	12.50% PIK	—	—	—	1,166,616	1,167	787	(22)(25)
Westshore RAM, LLC - Class A	Finance	8.00% PIK	—	—	—	86,000	1,278	1,463	(25)
Total Preferred Stock and Units							12,700	8,040
Common Stock and Membership Units - 4.5%
Burgaflex Holdings, LLC - Class A	Automotive	—	—	—	—	1,253,198	2,656	2,533	(9)
Burgaflex Holdings, LLC - Class B	Automotive	—	—	—	—	1,085,073	1,883	2,051	(9)
GreenPark Infrastructure, LLC - Series M-1	Energy: Electricity	—	—	—	—	8,977	2,969	3,074	(22)
Kleen-Tech Acquisition, LLC	Services: Business	—	—	—	—	250,000	1,264	250	(21)
MMI Holdings, LLC	Healthcare & Pharmaceuticals	—	—	—	—	45	—	—	(9)
Princeton Medspa Partners, LLC - Warrant	Services: Consumer	—	—	—	—	0.03	—	18	(22)
Sierra Hamilton Holdings Corporation	Energy: Oil & Gas	—	—	—	—	27,396,364	394	603	(9)
V12 Holdings, Inc.	Services: Business	—	—	—	—	168,750	-	1,798	(27)
Total Common Stock and Membership Units							9,166	10,327
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Services: Consumer	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							84,981	79,465
Investments in Controlled Afilliated Portfolio Companies - 4.6%(8)
Joint Ventures - 4.6%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	24,683	10,719	(7)
Total Joint Ventures							24,683	10,719
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							42,474	10,719
Total Investments - 233.2%							$592,862	$539,701

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2025 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2025. As noted in the table above, 84.1% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of September 30, 2025 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $572.1 million. The aggregate gross unrealized appreciation is approximately $74.1 million, the aggregate gross unrealized depreciation is approximately $106.5 million, and the net unrealized depreciation is approximately $32.4 million.
(5)
Loan or debt security is on non-accrual status and therefore is considered non-income producing. Beginning during the quarter ended June 30, 2025, the Company recognized interest income to the extent that it is received in cash on its loans to Colonnade Intermediate, LLC.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

See accompanying notes to unaudited consolidated financial statements.

(6)
Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, qualifying assets represent 90.8% of the Company's total assets and non-qualifying assets represent 9.2% of the Company's total assets.
(8)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(9)
This investment is held by CPTA Master Blocker Inc., one of the Company’s taxable blocker subsidiaries.
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
(13)
As of September 30, 2025, all or a portion of this investment is pledged to secure the Company’s debt obligations. The fair value of assets pledged as collateral on the Revolving Credit Facility and the KeyBank Credit Facility as of September 30, 2025 was $251.5 million and $109.2 million, respectively.
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
(18)
1.0% of interest rate is payable in cash. The remainder of interest rate payable is either in cash or paid-in-kind at borrower’s election.
(19)
Information related to the Company’s derivatives is presented below as of September 30, 2025:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$199
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
(20)
Debt security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.
(21)
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
(22)
This investment is held by PTMN Sub Holdings LLC, one of the Company’s taxable blocker subsidiaries.
(23)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(24)
Percentages are based on net assets as of September 30, 2025.
(25)
The equity investment is income producing.
(26)
The investment is valued at the net asset value (“NAV”) of the underlying fund.
(27)
The investment has been exited or sold. The residual value reflects estimated earnout, escrow, or other proceeds expected post-closing.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

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

BCP INVESTMENT CORPORATION

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

BCP INVESTMENT CORPORATION

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

BCP INVESTMENT CORPORATION

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

BCP INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Per Share Data:
Net asset value, at beginning of period	$19.41	$22.76
Net investment income(1)(7)	1.72	1.99
Net realized gain (loss) from investments(1)(7)	(1.82)	(2.20)
Net change in unrealized appreciation (depreciation) on investments(1)(7)	1.77	(0.15)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.17	0.06
Realized gain (loss) from extinguishment of debt(1)	—	(0.07)
Net increase (decrease) in net assets resulting from operations	$1.84	$(0.37)
Net decrease in net assets resulting from distributions	(1.50)	(2.07)
Accretive effect of common stock repurchases(1)	0.01	0.06
Issuance of common shares in connection with the LRFC Acquisition(4)	(2.19)	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	(0.02)
Net asset value, end of period	$17.55	$20.36
Total net asset value return(2)	1.38%	(0.57)%
Total market return(3)	(20.88)%	13.35%
Ratio/Supplemental Data:
Per share market value at beginning of period	$16.34	$18.19
Per share market value at end of period	$11.53	$18.55
Shares outstanding at end of period	13,176,582	9,231,454
Net assets at end of period	$231,304	$187,982
Portfolio turnover rate(5)	9.93%	11.94%
Asset coverage ratio	171.26%	170.28%
Ratio of net investment income to average net assets (annualized)	12.69%	12.23%
Ratio of total expenses to average net assets, gross of incentive fee waiver (annualized)	18.68%	19.52%
Ratio of total net expenses to average net assets, net of incentive fee waiver (annualized)	18.55%	19.52%
Ratio of interest expense to average net assets (annualized)	10.04%	10.71%
Ratio of non-interest expenses to average net assets (annualized)	8.64%	8.81%

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
(4)
During the nine months ended September 30, 2025, the issuance of common shares in connection with the LRFC Acquisition reflects the incremental changes in net asset value resulting from the transaction. The issuance of common shares at a price below the net asset value per share decreases the net asset value per share. The amount shown under this caption represents the balancing figure derived from other amounts in the schedule. For a share outstanding throughout the period, the amount presented may not align with the issuance of common stock due to the timing of the Company’s share issuance.
(5)
Portfolio turnover rate equals the lesser of year-to-date sales and paydowns over the average of the invested assets at fair value.
(6)
Includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).
(7)
Includes the effect of the Purchase Accounting as a result of asset acquisitions. Please refer to Note 2. "Significant Accounting Policies" and Note 11. "LRFC Acquisition" for additional information on Purchase Accounting for the LRFC Acquisition.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

1. ORGANIZATION

BCP Investment Corporation (“BCIC” or the “Company”), formerly known as Portman Ridge Finance Corporation, is an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006.

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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2025, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC, and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

On August 22, 2025, the Company changed its name from Portman Ridge Finance Corporation to BCP Investment Corporation and on August 25, 2025, began trading on the NASDAQ Global Select Market under the symbol “BCIC.”

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

LRFC Transaction

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

Under the terms of the LRFC Merger Agreement, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company, par value $0.01 per share, with cash paid (without interest) in lieu of fractional shares. As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC. Refer to Note 11 “LRFC Acquisition” for additional information on the LRFC Acquisition.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries, including Portman Ridge Funding 2018-2 Ltd. (“PRF CLO 2018-2”) (formerly known as Garrison Funding 2018-2 Ltd.), Great Lakes KCAP Funding I, LLC, Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC, KCAP Senior Funding I Holdings, LLC, Great Lakes Portman Ridge Funding, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings I LLC, CapitalSouth Partners Fund II Limited Partnership, CapitalSouth Fund III, L.P. and Capitala Business Lending, LLC, in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of the Company or any other affiliate. The Company also consolidates various subsidiaries (PTMN Sub Holdings LLC, Garrison Capital Equity Holdings II, LLC, CPTA Master Blocker, Inc., and HCAP Equity Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

During the three months ended September 30, 2025, the Company made approximately $14.2 million of investments and had approximately $43.8 million in repayments and sales, resulting in net repayments and sales of approximately $29.6 million for the period. During the three months ended September 30, 2024, the Company made approximately $3.0 million of investments and had approximately $14.6 million in repayments and sales, resulting in net repayments and sales of approximately $11.6 million for the period.

During the nine months ended September 30, 2025, the Company made approximately $42.7 million of investments and had approximately $76.5 million in repayments and sales, resulting in net repayments and sales of approximately $33.9 million for the period. During the nine months ended September 30, 2024, the Company made approximately $54.1 million of investments and had approximately $82.2 million in repayments and sales, resulting in net repayments and sales of approximately $28.1 million for the period.

As of September 30, 2025, our portfolio consisted of investments in 116 portfolio companies with a fair value of approximately $539.7 million. As of December 31, 2024, our portfolio consisted of investments in 93 portfolio companies with a fair value of approximately $405.0 million.

As of September 30, 2025, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 28 different industries and 79 different portfolio companies with a fair value of approximately $450.2 million and average par balance per entity of approximately $3.2 million. As of December 31, 2024, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 26 different industries and 71 different portfolio companies with a fair value of approximately $320.7 million and average par balance per entity of approximately $2.5 million.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

Joint Ventures. The Company carries investments in joint ventures (“Joint Ventures”) at fair value based upon the fair value of the investments held by the joint venture, or the net asset value as a practical expedient. See Note 4 — “Investments” below, for more information regarding the Joint Ventures.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit accounts and certain overnight investment sweep accounts. The company records cash and cash equivalents at cost, which approximates fair value.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2025, ten of our debt investments were on non-accrual status with an aggregate amortized cost of $37.2 million and an aggregate fair value of $20.8 million, which represented 6.3% and 3.8% of the investment portfolio, respectively. However, for a subset of the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the Consolidated Schedule of Investments for further details. As of December 31, 2024, six of our debt investments were on non-accrual status with an aggregate amortized cost of $16.3 million and an aggregate fair value of $6.9 million, which represented 3.4% and 1.7% of the investment portfolio, respectively.

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

Asset Acquisition

The LRFC Acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC 805 – Business Combinations – Related Issues (“ASC

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method, acquiring assets in groups requires ascertaining the cost of the asset (or net assets) and allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (e.g., cash), and does not give rise to goodwill. To the extent that the consideration paid to the LRFC shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans and equity securities.

The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Immediately following the completion of the LRFC Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase discount, which was immediately recognized as unrealized appreciation on the Company’s Consolidated Statements of Operations. The purchase discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized appreciation on the loans acquired through their ultimate disposition. For the three months ended September 30, 2025 and September 30, 2024, amortization of the purchase discount relating to asset acquisitions was $3.6 million and less than $0.1 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, amortization of the purchase discount relating to asset acquisitions was $3.6 million and $0.1 million, respectively. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized gain or an increase in realized gains with a corresponding reversal of the unrealized appreciation upon disposition of the LRFC equity securities acquired.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025(1)	2024	2025(1)	2024
Net increase (decrease) in net assets resulting from operations - basic	$23,630,637	$(1,512,039)	$19,032,799	$(3,398,529)
Weighted average common stock outstanding – basic	12,549,643	9,244,033	10,337,858	9,295,008
Net increase (decrease) in net assets per share from operations - basic	$1.88	$(0.16)	$1.84	$(0.37)
Net increase (decrease) in net assets resulting from operations - basic	$23,630,637	$(1,512,039)	$19,032,799	$(3,398,529)
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	$26,895	$—	$26,895	$—
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$23,657,532	$(1,512,039)	$19,059,694	$(3,398,529)
Weighted average common stock outstanding – basic	12,549,643	9,244,033	10,337,858	9,295,008
Adjustment for dilutive effect of the 2032 Convertible Notes	177,003	—	60,078	—
Adjusted weighted average common stock outstanding - diluted	12,726,646	9,244,033	10,397,936	9,295,008
Net increase (decrease) in net assets per share resulting from operations - diluted	$1.86	$(0.16)	$1.83	$(0.37)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, conversion of the 2032 Convertible Notes into 0.2 million shares was assumed as the effect on diluted earnings per share would be dilutive.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of September 30, 2025 and December 31, 2024:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

($ in thousands)	September 30, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$396,117	$386,403	71.6%	$311,673	$289,957	71.6%
Second Lien Debt	44,507	38,994	7.2%	34,892	28,996	7.2%
Subordinated Debt	26,788	24,832	4.6%	8,059	1,740	0.4%
Collateralized Loan Obligations	1,381	2,179	0.4%	5,318	5,193	1.3%
Joint Ventures	62,020	46,301	8.6%	66,747	54,153	13.4%
Equity	44,227	40,793	7.6%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	199	0.0%	31	220	—
Total	$592,862	$539,701	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2025 and December 31, 2024 were as follows:

($ in thousands)	September 30, 2025			December 31, 2024
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$77,965	$79,471	14.7%	$55,141	$51,776	12.8%
Healthcare & Pharmaceuticals	73,243	74,275	13.8%	43,882	41,872	10.3%
High Tech Industries	74,025	69,729	12.9%	55,932	50,138	12.4%
Banking, Finance, Insurance & Real Estate	46,699	46,725	8.7%	44,191	42,854	10.6%
Joint Venture	62,020	46,301	8.6%	66,747	54,153	13.4%
Consumer goods: Durable	40,403	38,039	7.0%	28,493	27,028	6.7%
Finance	28,587	30,125	5.6%	14,815	14,725	3.6%
Media: Broadcasting & Subscription	25,003	25,518	4.7%	19,095	12,972	3.2%
Beverage, Food and Tobacco	20,328	18,800	3.5%	12,563	11,612	2.9%
Aerospace and Defense	14,477	14,841	2.7%	11,403	11,390	2.8%
Machinery (Non-Agrclt/Constr/Electr)	11,348	14,356	2.7%	11,705	13,608	3.4%
Interactive Media & Services	13,388	14,204	2.6%	2,539	2,559	0.6%
Chemicals, Plastics and Rubber	11,963	11,366	2.1%	10,135	9,628	2.4%
IT Consulting & Other Services	7,793	8,497	1.6%	2,157	2,243	0.5%
Transportation: Consumer	7,355	7,395	1.4%	7,410	7,470	1.8%
Capital Equipment	5,843	5,038	0.9%	8,016	1,291	0.3%
Automotive	4,539	4,584	0.8%	—	—	0.0%
Transportation: Cargo	5,666	4,170	0.8%	4,223	3,782	0.9%
Metals & Mining	10,445	4,151	0.8%	9,950	5,103	1.3%
Energy: Electricity	3,645	3,774	0.7%	2,696	2,702	0.7%
Consumer Services	2,934	2,934	0.5%	—	—	0.0%
Containers, Packaging and Glass	2,724	2,706	0.5%	2,728	2,702	0.7%
Hotel, Gaming & Leisure	7,716	2,421	0.4%	7,006	2,205	0.5%
Services: Consumer	2,633	2,184	0.4%	2,699	2,406	0.6%
CLO Fund Securities	1,381	2,179	0.4%	5,318	5,193	1.3%
Retail	8,365	1,844	0.3%	10,246	6,853	1.7%
Construction & Building	1,447	1,397	0.3%	7,648	7,596	1.9%
Application Software	1,166	1,207	0.2%	1,165	1,166	0.2%
Telecommunications	1,541	832	0.2%	1,541	805	0.2%
Energy: Oil & Gas	394	603	0.1%	25	—	0.0%
Diversified Financial Services	35	35	0.0%	3,058	3,074	0.8%
Healthcare, Education and Childcare	—	—	0.0%	6,114	6,115	1.5%
Asset Management Company	17,791	—	0.0%	17,791	—	0.0%
Total	$592,862	$539,701	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
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

The following table details investments in CLO Fund Securities as of September 30, 2025 and December 31, 2024:

($ in thousands)		September 30, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	112	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	867	81.7%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,200	81.7%	1,467	1,467	57.2%
Total		$1,381	$2,179		$5,318	$5,193

(1)
Represents percentage of class held at September 30, 2025 and December 31, 2024, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates as of September 30, 2025 (dollars in thousands, except share amounts):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of September 30, 2025	Principal / Shares at September 30, 2025	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Capital Equipment	—	—	—	—	4,261	(4,261)	—	—	—	—
ProAir, LLC	Subordinated Debt	Capital Equipment	—	—	—	—	1,931	(1,931)	—	—	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	13,015	(755)	—	—	(1,541)	—	10,719	27,220	—	—
Total Controlled investments			$13,015	$(755)	$—	$—	$4,651	$(6,192)	$10,719		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	$—	$979	$768	$3,040	$(853)	$—	$3,934	7,466	$939	$—
American Clinical Solutions, LLC(5)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	19,664,483	—	—
Series A-Great Lakes Funding II LLC(2)(6)	Joint Ventures	Joint Venture	41,138	(2,867)	—	(37,081)	170	(1,360)	—	—	—	2,630
Series B-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	—	(2,707)	—	40,045	(1,756)	—	35,582	—	—	1,500
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automotive	—	—	—	2,656	(123)	—	2,533	1,253,198	—	—
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automotive	—	—	—	1,883	168	—	2,051	1,085,073	—	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Energy: Electricity	500	—	—	176	24	—	700	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Energy: Electricity	2,202	—	—	773	99	—	3,074	8,977	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Services: Business	1,420	—	—	—	(1,170)	—	250	250,000	83	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	1,160	495	—	—	(1,345)	—	310	5,445,000	127	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,443	—	—	—	14	—	3,457	4,500	273	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	500	—	—	—	(116)	—	384	500	12	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Telecommunications	557	—	—	—	19	—	576	200,000	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Telecommunications	248	—	—	—	8	—	256	88,946	—	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	—	—	4,016	556	—	4,572	5,030	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Healthcare & Pharmaceuticals	—	—	—	341	47	—	388	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Healthcare & Pharmaceuticals	—	—	—	—	—	—	—	45	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Services: Consumer	859	103	—	—	(175)	—	787	1,167	104	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Services: Consumer	28	—	—	—	(10)	—	18	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Services: Consumer	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Services: Consumer	1,529	(181)	12	—	28	—	1,388	1,498	178	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Services: Consumer	(10)	1	—	—	—	—	(9)	—	1	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	725	(520)	—	229	433	—	867	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,467	(656)	—	320	161	(92)	1,200	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Consumer goods: Durable	2,375	195	—	1,137	241	—	3,948	3,478,615	195	—
Riddell, Inc.	First Lien/Senior Secured Debt	Consumer goods: Durable	6,243	(306)	46	3,006	346	—	9,335	9,369	604	—
Westshore RAM, LLC(5)	Preferred Stock and Units	Finance	—	—	—	1,278	185	—	1,463	86,000	14	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy: Oil and Gas	—	—	—	394	209	—	603	27,396,364	—	—
V12 Holdings, Inc.(5)	Common Stock and Membership Units	Services: Business	—	—	—	—	1,798	—	1,798	168,750	—	—
V12 Holdings, Inc.	Second Lien/Senior Secured Debt	Services: Business	—	(509)	61	448	—	—	—	—	128	—
Total non-controlled affiliated investments			$64,384	$(5,973)	$887	$22,661	$(1,042)	$(1,452)	$79,465		$2,658	$4,130

Total non-controlled affiliated and controlled investments			$77,399	$(6,728)	$887	$22,661	$3,609	$(7,644)	$90,184		$2,658	$4,130

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

(4)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(5)
Number of shares held.
(6)
The investment is valued at the net asset value of the underlying fund.
(7)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.

The following table details investments in affiliates at December 31, 2024 (dollars in thousands, except share amounts):

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
(5)
Number of shares held.
(6)
The investment is valued at the net asset value of the underlying fund.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

(7)
Security has an unfunded commitment in addition to the amounts shown in consolidated schedule of investments. See Note 8 — “Commitments and Contingencies” for additional information on the Company's commitments and contingencies.

Investments in Joint Ventures

For the three months ended September 30, 2025 and 2024, the Company recognized $1.5 million and $1.7 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2025 and 2024, the Company recognized $4.1 million and $5.1 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2025 and December 31, 2024, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $46.3 million and $54.2 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2025 and December 31, 2024 was $10.7 million and $13.0 million, respectively.

Great Lakes Funding II LLC

In August 2022, the Company invested in Series A (“Series A”) of Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture, the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture through a board of managers.

The Great Lakes II Joint Venture is a Delaware series limited liability company. Pursuant to the terms of the limited liability company agreement of the Great Lakes II Joint Venture dated as of July 29, 2022 (as amended, restated, supplemented, or otherwise modified from time to time, the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series may be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any advisory fees in connection with its investment in the Great Lakes II Joint Venture.

On August 1, 2025, pursuant to the Great Lakes II LLC Agreement, the Company elected to participate in a rollover transaction from Series A of Great Lakes II Joint Venture to Series B (“Series B”) of Great Lakes II Joint Venture. As part of the transaction, the portion of the Company's remaining unfunded commitment in Series A became the Company's remaining unfunded commitment in Series B, thus reducing the Company’s remaining unfunded commitment in Series A to zero. In connection with the rollover transaction, Series A transferred to Series B a pro rata portion of the underlying portfolio assets held by Series A that corresponded to the interest of the members of Series A who elected to participate in the transaction in addition to a pro rata portion of the principal outstanding under Great Lakes II Joint Venture's credit facility.

The fair value of the Company’s investment in Series B as of September 30, 2025 was $35.6 million and in Series A as of December 31, 2024 was $41.1 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2025 and December 31, 2024, the Company had an unfunded commitment of $15.1 million to Series B and $8.2 million to Series A, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of September 30, 2025 (unaudited) and December 31, 2024, respectively:

	As of September 30, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$386,403	$—	$386,403
Second Lien Debt	—	—	38,994	—	38,994
Subordinated Debt	—	—	24,832	—	24,832
Equity	—	—	40,793	—	40,793
Collateralized Loan Obligations	—	—	2,179	—	2,179
Joint Ventures	—	—	10,719	35,582	46,301
Derivatives	—	—	199	—	199
Total	$—	$—	$504,119	$35,582	$539,701

	As of December 31, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$289,957	$—	$289,957
Second Lien Debt	—	—	28,996	—	28,996
Subordinated Debt	—	—	1,740	—	1,740
Equity	—	—	24,762	—	24,762
Collateralized Loan Obligations	—	—	5,193	—	5,193
Joint Ventures	—	—	13,015	41,138	54,153
Derivatives	—	—	220	—	220
Total	$—	$—	$363,883	$41,138	$405,021

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values.

The fair value of the Company’s investment in Series B as of September 30, 2025 was $35.6 million and in Series A as of December 31, 2024 was $41.1 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

	For the Nine Months Ended September 30, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Transfers in from the LRFC Acquisition(1)(2)	106,595	8,558	20,207	14,521	549	—	—	150,430
Net accretion	4,939	333	479	—	371	—	—	6,122
Purchases	45,631	1,280	—	2,579	-	—	—	49,490
Sales/Paydowns/Return of Capital	(63,601)	(509)	(26)	(1,033)	(2,420)	(756)	—	(68,345)
Total realized gain (loss) included in earnings	(9,121)	(46)	(1,931)	(3,764)	(2,434)	—	—	(17,296)
Change in unrealized gain (loss) included in earnings	12,003	382	4,363	3,728	920	(1,540)	(21)	19,835
Balance, September 30, 2025	$386,403	$38,994	$24,832	$40,793	$2,179	$10,719	$199	$504,119
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$3,146	$(2,044)	$2,405	$(534)	$923	$(3,294)	$(21)	$581

(1)
Transfers into Level III represent a transfer of $150.4 million relating to securities acquired as a part of the LRFC Acquisition for which pricing inputs, other than their quoted prices in active markets, were unobservable as of September 30, 2025.
(2)
Represents the cost basis of investments acquired through the LRFC Acquisition on July 15, 2025, inclusive of the purchase discount.

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

(1)
Transfers out of Level III represent a transfer of $7.0 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets, were observable as of September 30, 2024.
(2)
Transfers into Level III represent a transfer of $4.5 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets, were unobservable as of September 30, 2024.

As of September 30, 2025, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$36,100	Market	Broker/Dealer Quotes	N/A
			Recent Transaction Bid	10.6% - 14.4% (12.4%)
	299,327	Income Approach	Required Rate of Return	7.2% – 24.2% (11.9%)
			Stock Price Time to Exit (Years) Volatility	$817.1 1.5 49.0%
	50,977	Enterprise Value	Revenue Multiple	0.4x - 0.5x (0.4x)
			EBITDA Multiple	0.5x - 8.0x (6.5x)
			Recovery Percentage	52.7% - 100% (56.3%)
			Book Value of Equity	3.1x
Second Lien Debt	9,161	Market	Broker/Dealer Quotes	N/A
	29,833	Income Approach	Required Rate of Return	8.2% - 25.9% (16.5%)
Subordinated Debt	4,697	Enterprise Value	Recovery Percentage	19.4% - 57.4% (43.7%)
	20,135	Income Approach	Required Rate of Return	10.8% - 15.8% (11.0%)
Equity	6,950	Income Approach	Required Rate of Return	9.8% - 18.2% (12.3%)
			Stock Price Time to Exit (Years) Volatility	$136.5 - $44,715.1 ($6,704.7) 2.0 - 4.17 (2.7) 35.0% - 58.9% (54.5%)
	32,788	Enterprise Value	Book Value Multiple	0.7x - 1.6x (1.0x)
			EBITDA Multiple	2.3x - 17.5x (7.4x)
			Average EBITDA Multiple	0.4x
			Revenue Multiple	1.0x - 2.8x (1.0x)
			Expected Takeout Price	1.0 - 10.7 (6.4)
Collateralized Loan Obligations	2,179	Income Approach	Discount Rate	0.0% - 16.1% (0.8%)
			Probability of Default	2.0%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Joint Ventures	10,719	Income Approach	Discount Rate	18.7%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	199	Enterprise Market Value	Book Value Multiple	0.7x
			EBITDA Multiple	1.1x
			Discount Rate	40.0%
Total Level III Investments	$504,119

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

For the nine months ended September 30, 2025, there have been no changes in valuation techniques outside of those contemplated in the Company's Valuation Policy for Level II or Level III fair value measurements that have had a material impact on the valuation of the Company's investment portfolio.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
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

The following tables detail derivative investments as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$199	$—	$(21)
Put option(2)	1,563	—	—	—
Total	$1,571	$199	$—	$(21)
(1) Net amount included in non-controlled/non- affiliated investments on the consolidated balance sheets
(2) Net amount included in non-controlled/non- affiliated investments and non-controlled affiliated investments on the consolidated balance sheets

($ in thousands)	December 31, 2024
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$220	$—	$220
Put option(1)	1,563	—	—	—
Total	$1,571	$220	$—	$220
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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
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

In connection with the LRFC Acquisition, the Company entered into an incentive fee waiver agreement ( the “Incentive Fee Waiver Agreement”) with the Adviser. Under this agreement, the Adviser has agreed to waive a specified portion of its Incentive Fees to offset certain costs and expenses incurred by the Company in connection with, and in pursuance of, the LRFC Acquisition. For the fiscal quarter in which the closing (as defined in the LRFC Merger Agreement) occurred (the “Initial Fiscal Quarter”), the Adviser waived $187,500 of Incentive Fees earned during that period. For each of the first through seventh full fiscal quarters following the Initial Fiscal Quarter (each, a “Subsequent Fiscal Quarter”), the Adviser shall waive Incentive Fees equal to the lesser of (a) the Incentive Fees earned in such quarter less $1,250,000 and (b) $187,500 (the “Waiver Cap”). If the waived amount in any Subsequent Fiscal Quarter is less than the Waiver Cap, the shortfall shall be carried forward by increasing the Waiver Cap in subsequent quarters until the earlier of (i) the end of the seventh full fiscal quarter following the Initial Fiscal Quarter or (ii) the point at which cumulative waived fees equal the total shortfall. Any Incentive Fees waived under the Incentive Fee Waiver Agreement are not subject to reimbursement or recoupment.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In connection with the LRFC Acquisition, the Company excludes from pre-incentive fee net investment income any accretion of purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition (including the step-down in U.S. GAAP basis from the purchase discount allocation and the reversal, through accretion, of the day-one unrealized appreciation recognized under ASC 946 at acquisition). However, accretion of income from the amortized cost basis of LRFC investments immediately prior to the merger (i.e., carryover tax basis) is included in pre-incentive fee net investment income, as such accretion is taxable and reflects economic income earned by the Company.

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

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, excluding any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation due to the purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

Management fees for the three months ended September 30, 2025 and 2024, were approximately $1.8 million and $1.6 million, respectively. Management fees for the nine months ended September 30, 2025 and 2024, were approximately $4.7 million and $5.0 million, respectively. Gross incentive fees for the three months ended September 30, 2025 and 2024, were approximately $1.1 million and $1.2 million, respectively. Gross incentive fees for the nine months ended September 30, 2025 and 2024, were approximately $3.0 million and $3.8 million, respectively. Net incentive fees for the three months ended September 30, 2025 and 2024, were approximately $0.9 million and $1.2 million, respectively. Net incentive fees for the nine months ended September 30, 2025 and 2024, were approximately $2.8 million and $3.8 million, respectively.

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

Administrative services expense for the three months ended September 30, 2025 and 2024, was $0.5 million and $0.6 million, respectively. Administrative services expense for the nine months ended September 30, 2025 and 2024, was $1.4 million and $1.3 million, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended September 30, 2025 and 2024.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

6. BORROWINGS

The Company’s debt obligations consist of the following:

($ in thousands)	September 30, 2025	December 31, 2024

4.875% Notes Due 2026 (net of deferred financing costs and original issue discount of $454 and $1,017, respectively)	$107,546	$106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $949 and $1,322, respectively)	129,830	158,157
2026 Notes (net of deferred financing costs and original issue discount of $420 and $—, respectively)	49,580	—
2032 Convertible Notes (net of deferred financing costs and original issue discount of $132 and $—, respectively)	2,368	—
KeyBank Credit Facility (net of deferred financing costs of $967 and $—, respectively)	32,365	—
	$321,689	$265,140

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2025 were 6.1% and 1.6 years, respectively, and as of December 31, 2024 were 6.2% and 2.1 years, respectively.

4.875% Notes due 2026

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

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

Fair Value of 4.875% Notes due 2026

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and are carried at cost, net of unamortized discount of approximately $0.3 million and unamortized offering costs of approximately $0.1 million as of September 30, 2025.

As of December 31, 2024, the 4.875% Notes due 2026 were carried net of unamortized discount of approximately $0.7 million and unamortized offering costs of approximately $0.3 million. The fair value of the 4.875% Notes due 2026 disclosed, but not carried, was approximately $103.8 million at December 31, 2024. The 4.875% Notes due 2026 were categorized as Level III under the ASC 820 Fair Value.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$1,316	$1,316	$3,949	$3,949
Amortization of original issue discount	135	128	397	377
Deferred financing costs	56	68	166	201
Total interest and financing expenses	$1,507	$1,512	$4,512	$4,527
Average outstanding balance	$108,000	$108,000	$108,000	$108,000
Average stated interest rate	4.88%	4.88%	4.88%	4.88%

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

As of September 30, 2025, GLPRF LLC was in compliance with all of its debt covenants and approximately $130.8 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $251.5 million as of September 30, 2025. As of December 31, 2024, approximately $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$2,423	$2,537	$7,697	$6,401
Deferred financing costs	124	108	373	274
Total interest and financing expenses	$2,547	$2,645	$8,070	$6,675
Average outstanding balance	$131,927	$121,856	$144,158	$102,134
Average stated interest rate	6.78%	7.99%	6.79%	8.01%

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

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of September 30, 2025 and December 31, 2024, no 2018-2 Secured Notes were outstanding. Accordingly, during the year ended December 31, 2024, the Company redeemed approximately $125.7 million of the par value of 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2018-2 Secured Notes for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	N/A	$952	N/A	$4,951
Amortization of original issue discount	N/A	11	N/A	57
Total interest and financing expenses	N/A	$963	N/A	$5,008
Average outstanding balance	N/A	$47,159	N/A	$81,937
Average stated interest rate	N/A	8.07%	N/A	7.99%

2026 Notes

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC's 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank National Association, as trustee, which supplements the base indenture, dated June 16, 2014.

The 2026 Notes were initially issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and subsequently exchanged in July 2022 for registered notes with substantially identical terms. The net proceeds from the original issuance were approximately $48.8 million, after deducting estimated offering expenses.

The 2026 Notes mature on October 30, 2026, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

The 2026 Notes are general unsecured obligations of the Company, ranking senior in right of payment to all existing and future indebtedness that is expressly subordinated to the notes, pari passu with all existing and future unsecured unsubordinated indebtedness, effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries or financing vehicles.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the period from July 15, 2025 through September 30, 2025:

For the period July 15, 2025
($ in thousands)	through September 30, 2025
Interest expense	$625
Amortization of original issue discount	39
Deferred financing costs	37
Total interest and financing expenses	$701
Average outstanding balance	$50,000
Average stated interest rate	6.00%

2032 Convertible Notes

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC's 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million.

As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement (the “Purchase Agreement”). The maximum number of shares issuable under the Purchase Agreement is 539,503, subject to adjustment for stock splits and other anti-dilutive provisions. The conversion price is equal to the average closing sale price of the Company’s common stock over the five trading days immediately preceding the conversion date, subject to a quarterly conversion cap of $7.5 million in principal amount.

The embedded conversion feature has been evaluated under U.S. GAAP and determined not to require separate accounting as a derivative instrument.

The 2032 Convertible Notes bear interest at a fixed rate of 6.00% per annum, payable semi-annually on March 31 and September 30 of each year. The interest rate reflects a step-up from the original 5.25% rate following a downgrade below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”) on March 28, 2024. Additional interest of 2.0% per annum applies to overdue interest payments and during the continuance of an event of default.

The notes are redeemable prior to maturity and are not subject to a sinking fund. In the event of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company is generally required to offer to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the period from July 15, 2025 through September 30, 2025:

For the period July 15, 2025
($ in thousands)	through September 30, 2025
Interest expense	$29
Amortization of original issue discount	3
Deferred financing costs	—
Total interest and financing expenses	$32
Average outstanding balance	$2,500
Average stated interest rate	6.00%

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of the LRFC's wholly owned subsidiary, Capitala Business Lending, LLC (“CBL”), under a senior secured revolving credit facility (as amended, the “KeyBank Credit Facility”). The KeyBank Credit Facility was originally entered into on October 30, 2020, and has been subsequently amended on May 10, 2022, October 20, 2022, and August 21, 2024. The KeyBank Credit Facility provides for secured borrowings of up to $75.0 million, with an uncommitted accordion feature allowing for additional borrowings of up to $125.0 million, subject to availability and borrowing restrictions under the Investment Company Act of 1940.

The revolving period under the KeyBank Credit Facility extends through August 21, 2027, with a stated maturity date of August 21, 2029, unless terminated earlier due to an event of default or other conditions. Borrowings under the KeyBank Credit Facility bear interest at a rate equal to 1-month Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, subject to a 0.40% SOFR floor. Interest and fees are payable quarterly. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of September 30, 2025, outstanding borrowings under the KeyBank Credit Facility were $33.3 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $109.2 million.

The KeyBank Credit Facility is secured by a first lien security interest on substantially all of the assets of CBL and includes customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and liens, as well as standard events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the period from July 15, 2025 through September 30, 2025 (dollars in thousands):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

For the period July 15, 2025
($ in thousands)	through September 30, 2025
Interest expense	$627
Deferred financing costs	53
Unused commitment fees	47
Total interest and financing expenses	$727
Average outstanding balance	$39,986
Average stated interest rate	7.12%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2025, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
4.875% Notes Due 2026	$108,000	$103,820	$—	$—	$103,820
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	130,779	131,433	—	—	131,433
2026 Notes	50,000	47,375	—	—	47,375
2032 Convertible Notes	2,500	2,365	—	—	2,365
KeyBank Credit Facility	33,332	33,332	—	—	33,332
Total	$324,611	$318,325	$—	$—	$318,325

The following table presents the outstanding principal and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level 1	Level 2	Level 3
4.875% Notes Due 2026	$108,000	$103,820	$—	$—	$103,820
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	159,479	160,276	—	—	160,276
Total	$267,479	$264,096	$—	$—	$264,096

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Fiscal 2015	$208,049	$2,025	—	N/A
Fiscal 2016	180,881	2,048	—	N/A
Fiscal 2017	104,407	2,713	—	N/A
Fiscal 2018	103,763	2,490	—	N/A
Fiscal 2019(5)	156,978	1,950	—	N/A
Fiscal 2020(6)	377,910	1,560	—	N/A
Fiscal 2021(7)	352,434	1,780	—	N/A
Fiscal 2022(8)	378,163	1,601	—	N/A
Fiscal 2023(9)	325,683	1,646	—	N/A
Fiscal 2024(10)	267,479	1,667	—	N/A
March 31, 2025(11)	255,379	1,679	—	N/A
June 30, 2025(12)	255,379	1,645	—	N/A
September 30, 2025(13)	324,611	1,713	—	N/A

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
(5)
As of December 31, 2019, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 6.125% Notes Due 2022 of $77,407 and Revolving Credit Facility of $79,571.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

(6)
As of December 31, 2020, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 6.125% Notes Due 2022 of $76,726, Revolving Credit Facility of $49,321 and 2018-2 Secured Notes of $251,863.
(7)
As of December 31, 2021, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facility of $80,571 and 2018-2 Secured Notes of $163,863.
(8)
As of December 31, 2022, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facility of $92,000 and 2018-2 Secured Notes of $178,163.
(9)
As of December 31, 2023, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facility of $92,000 and 2018-2 Secured Notes of $125,683.
(10)
As of December 31, 2024, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facility of $159,479.
(11)
As of March 31, 2025, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facility of $147,379.
(12)
As of June 30, 2025, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000 and Revolving Credit Facility of $147,379.
(13)
As of September 30, 2025, the Total Amount Outstanding Exclusive of Treasury Securities consisted of 4.875% Notes due 2026 of $108,000, Revolving Credit Facility of $130,779, 2026 Notes of $50,000, 2032 Convertible Notes of $2,500 and KeyBank Credit Facility of $33,332.

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024

Net increase (decrease) in net assets resulting from operations	$19,030	$(3,395)
Tax (benefit) provision on realized and unrealized gains (losses) on investments	(1,726)	(537)
Net change in unrealized (appreciation) depreciation on investments	(18,250)	1,384
Net realized (gain) loss	18,691	21,053
Book/tax differences on CLO equity investments	505	(956)
Book/tax differences related to mergers and partnership investments	(2,406)	730
Other book/tax differences	565	247
Taxable income before deductions for distributions	$16,409	$18,526
Taxable income before deductions for distributions per weighted average basic shares for the period	$1.59	$1.99
Taxable income before deductions for distributions per weighted average diluted shares for the period	$1.58	$1.99

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2025, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

At September 30, 2025, the Company had a net capital loss carryforward of $516.6 million to offset net capital gains. This net capital loss carryforward is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the nine months ended September 30, 2025, the taxable subsidiaries’ activity resulted in an expense for income taxes of $1.7 million. As of September 30, 2025, the taxable subsidiaries have, in aggregate, $1.2 million of net deferred tax assets. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2025, and December 31, 2024, the Company had $42.3 million and $27.2 million of unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	September 30, 2025	December 31, 2024
Accordion Partners LLC (Revolver)	First Lien Debt	$2,551	$1,623
Accordion Partners LLC(1)	First Lien Debt	1,205	913
Anthem Sports & Entertainment Inc. (Revolver)	First Lien Debt	N/A	83
Anthem Sports & Entertainment Inc.(1)	First Lien Debt	N/A	307
BetaNXT, Inc. (Revolver)	First Lien Debt	1,721	1,401
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	1,691	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	500
Dentive, LLC (Revolver)	First Lien Debt	50	117
Dentive, LLC(1)	First Lien Debt	427	427
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	N/A	87
Fortis Payment Systems, LLC(1)	First Lien Debt	N/A	387
Franchise Group, Inc. (DIP)(1)	First Lien Debt	N/A	249
HDC/HW Intermediate Holdings, LLC (Term Loan A)(1)	First Lien Debt	67	—
IDC Infusion Services LLC(1)	First Lien Debt	227	130
Luminii LLC (Revolver)	First Lien Debt	N/A	172
Metrc Inc.(1)	First Lien Debt	394	—
Metrc Inc. (Revolver)	First Lien Debt	1,240	—
Middle West Spirits, LLC (Revolver)	First Lien Debt	1,833	—
Morae Global Corporation (Revolver)	First Lien Debt	100	208
Morae Global Corporation (Term Loan A)(1)	First Lien Debt	2,143	—
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	853	987
PhyNet Dermatology LLC(1)	First Lien Debt	948	690
PMA Parent Holdings LLC (Revolver)	First Lien Debt	197	99
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	188
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	694	1,125
Riddell, Inc.(1)	First Lien Debt	N/A	636
Riskonnect Parent LLC(1)	First Lien Debt	5,000	5,000
RN Enterprises, LLC(1)	First Lien Debt	683	—
Series A - Great Lakes Funding II LLC	Joint Ventures	N/A	8,165
Series B - Great Lakes Funding II LLC	Joint Ventures	15,118	N/A
Shepherd Parent Holdings, LLC(1)	First Lien Debt	568	—
Shepherd Parent Holdings, LLC (Revolver)	First Lien Debt	387	—
Spark Buyer, LLC(1)	First Lien Debt	571	—
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	1,222	784
Tactical Air Support, Inc.(1)	First Lien Debt	571	—
Taoglas Group Holdings Limited (Revolver)	First Lien Debt	35	—
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	N/A	129
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(1)	First Lien Debt	N/A	761
Total Unfunded Portfolio Company Commitments		$42,332	$27,238

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

(1) Delayed-draw term loan.

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation (depreciation) on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511
Net investment income	$—	$—	$4,557	$4,557
Net change in unrealized appreciation (depreciation) on investments	—	—	6,628	6,628
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(15,840)	(15,840)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	137	137
Distributions to Stockholders	—	—	(4,325)	(4,325)
Reinvested Dividends	—	61	—	61
Balance, June 30, 2025	$92	$714,459	$(549,822)	$164,729
Net investment income	$—	$—	$8,848	$8,848
Net change in unrealized appreciation (depreciation) on investments	—	—	15,525	15,525
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(2,678)	(2,678)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	1,935	1,935
Distributions to stockholders	—	—	(6,464)	(6,464)
Stock issued under dividend reinvestment plan	—	63	—	63
Issuance of common shares in connection with the LRFC Acquisition	40	49,556	—	49,596
Stock repurchases	—	(250)	—	(250)
Balance, September 30, 2025	$132	$763,828	$(532,656)	$231,304

	For the Nine Months Ended September 30, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders' Equity
Balance, December 31, 2023	$94	$717,835	$(504,411)	$213,518
Net investment income	—	—	6,226	6,226
Net change in unrealized appreciation on investments	—	—	71	71
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	459	459
Distributions to Stockholders	—	—	(6,444)	(6,444)
Stock-repurchase	(1)	(952)	—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607
Net investment income	$—	$—	$6,477	$6,477
Net change in unrealized appreciation on investments	—	—	(5,966)	(5,966)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,961)	(6,961)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	78	78
Distributions to Stockholders	—	—	(6,411)	(6,411)
Reinvested Dividends	—	158	—	158
Stock-repurchase	—	(1,553)	—	(1,553)
Balance, June 30, 2024	$93	$715,488	$(519,152)	$196,429
Net investment income	$—	$—	$5,802	$5,802
Net change in unrealized appreciation on investments	—	—	4,511	4,511
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(11,822)	(11,822)
Distributions to Stockholders	—	—	(6,382)	(6,382)
Reinvested Dividends	—	82	—	82
Stock-repurchase	(1)	(637)	—	(638)
Balance, September 30, 2024	$92	$714,933	$(527,043)	$187,982

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
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

On July 15, 2025, as a result of the LRFC Acquisition, and pursuant to the terms of the LRFC Merger Agreement, the Company issued an aggregate of 3,984,078 shares of the Company's common stock.

During the three months ended September 30, 2025 and 2024, the Company issued 5,226 and 4,388 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2025 and 2024, the Company issued 14,902 and 12,488 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of September 30, 2025 and December 31, 2024, was 13,176,582 and 9,198,175, respectively.

During the three months ended September 30, 2025 and 2024, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program at an aggregate cost of $0.3 million and 33,429 shares under the Stock Repurchase Program at an aggregate cost of approximately $0.6 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program at an aggregate cost of $0.3 million and 164,166 shares under the Stock Repurchase Program at an aggregate cost of approximately $3.1 million, respectively.

10. DIRECTORS' EXPENSE

The Company's independent directors receive an annual fee of $77,000. They also receive reimbursement from the Company for any out-of-pocket expenses related to their service as members of the Board of Directors. In addition, the lead independent director will receive an annual fee of $10,000, the Chair of the Company’s Audit Committee will receive an annual fee of $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive an annual fee of $5,000 and the Chair of the Company’s Compensation Committee will receive an annual fee of $5,000. For the three and nine months ended September 30, 2025, the Company recognized directors’ expense of $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized directors’ expense of $0.1 million and $0.5 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Further, the Company's independent directors do not receive any stock-based compensation for their service as members of the Board and the Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

11. LRFC ACQUISITION

On July 15, 2025, the Company completed its previously announced acquisition of LRFC. In accordance with the LRFC Merger Agreement, at the effective time of the LRFC Acquisition, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash paid (without interest) in lieu of fractional shares.

As a result of the LRFC Acquisition and pursuant to the terms of the LRFC Merger Agreement, the Company issued an aggregate of approximately 3,984,078 shares, par value of $0.01 per share, of its common stock to former LRFC stockholders.

As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC.

The LRFC Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to LRFC’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of LRFC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the LRFC Acquisition, the Company marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Company’s Consolidated Statements of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

The LRFC Acquisition was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the LRFC investments for tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the LRFC Acquisition immediately prior to consummation:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2025
(Unaudited)

($ in thousands)	July 15, 2025
Common stock issued by the Company (net of offering costs of $404)(1)	$49,596
Cash paid for fractional shares	0
Transaction costs	3,192
Total purchase consideration	52,788
Assets acquired:
Investments, at fair value (amortized cost of $153,392)	174,274
Cash and cash equivalents	7,085
Interest receivable	1,601
Other assets	1,644
Total assets acquired	184,604
Liabilities assumed:
Debt	103,181
Other liabilities	7,754
Total liabilities assumed	110,935
Net assets acquired	73,669
Total purchase discount	$(20,881)

(1) Based on the share price defined in the LRFC Merger Agreement of $12.55 and the approximate 3,984,078 shares of common stock issued by the Company in connection with the LRFC Acquisition, net of offering costs of $0.4 million.

12. SEGMENT REPORTING

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

13. SUBSEQUENT EVENTS

On October 7, 2025, the Company obtained a BBB- rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes and the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes and 2026 Notes have a fixed interest rate of 5.25% per annum.

On October 10, 2025, the Company entered into a note purchase agreement in connection with the issuance and sale of $35.0 million aggregate principal amount of its 7.50% notes due 2028 (the “2028 Notes”) and $75.0 million aggregate principal amount of its 7.75% notes due 2030 ( the “2030 Notes”, together with the 2028 Notes, the “Notes”), under an effective shelf registration statement. The offering closed and the Notes were issued on October 15, 2025. The 2028 Notes mature on October 15, 2028 and the 2030 Notes mature on October 15, 2030. Interest on each of the Notes is payable semi-annually on April 30 and October 30 of each year, commencing October 30, 2025. The Notes are the Company’s general unsecured obligations, ranking senior to any expressly subordinated indebtedness, pari passu with the Company’s other unsecured unsubordinated indebtedness (including unsecured indebtedness that the Company later secures), effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future liabilities of the Company's subsidiaries, financing vehicles or similar facilities. The indenture includes customary covenants, including (i) maintenance of 1940 Act asset-coverage levels (whether or not otherwise required), (ii) information undertakings if the Company ceases to be an Exchange Act reporting company, (iii) a change-of-control repurchase right at 100% plus accrued interest, and (iv) a 0.75% interest rate step-up upon certain interest-rate adjustment events. The Notes are also redeemable at the Company’s option subject to make-whole provisions prior to the applicable par call dates and at par thereafter. On October 14, 2025, the Company notified the trustee, U.S. Bank Trust Company, National Association, of its election to redeem in full the $108.0 million aggregate principal amount outstanding of its 4.875% Notes Due 2026, with redemption expected on November 13, 2025.

On November 6, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock. The distribution is payable on November 25, 2025 to stockholders of record at the close of business on November 17, 2025.

Between October 1, 2025 and through November 4, 2025, the Company repurchased 103,690 shares of its common stock for an aggregate cost of approximately $1.2 million at an average price of $11.62 per share.

The Company, its management, the Adviser, and the Company’s affiliates intend to commence a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $9.0 million of the Company’s common stock. The Company is expected to offer to repurchase at least $7.5 million, with its management, the Adviser, and the Company’s affiliates repurchasing any remaining shares tendered up to $9.0 million. The Tender Offer is expected to commence on or after November 10, 2025 and expire at 11:59 p.m. Eastern time, on or after December 10, 2025, unless extended. Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company will determine the lowest per-share price that will enable it, its management, the Adviser, and the Company's affiliates to acquire up to $9.0 million of its common stock. All shares accepted in the Tender Offer will be purchased at the same price even if tendered at a lower price.

The Company has evaluated events and transactions occurring subsequent to September 30, 2025, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

On August 22, 2025, the Company changed its name from Portman Ridge Finance Corporation to BCP Investment Corporation and on August 25, 2025, began trading on the NASDAQ Global Select Market under the symbol “BCIC.”

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

LRFC Transaction

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

Under the terms of the LRFC Merger Agreement, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash paid (without interest) in lieu of fractional shares. As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC. Refer to Note 11 “LRFC Acquisition” for further discussion of the LRFC Acquisition. The LRFC Acquisition was accounted for as an asset acquisition under ASC 805-50 rather than as a business combination. The total purchase consideration, consisting of shares of common stock issued and capitalized transaction costs, was measured at fair value as of the closing date. The total cost of approximately $52.8 million was allocated to LRFC’s identifiable assets and liabilities on a relative-fair-value basis, resulting in a purchase discount of $20.9 million. No goodwill was recognized. The purchase discount was allocated to investment assets and is reflected as day-one unrealized appreciation, consistent with ASC 946 and ASC 820.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2025 (unaudited) and for the year ended December 31, 2024, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2023	$336,599	$41,254	$1,224	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	70,343	2,361	997	7,173	—	5,733	—	86,607
Pay-downs / pay-offs / sales	(101,614)	(10,526)	(510)	78	(2,722)	(10,401)	—	(125,695)
Net accretion of interest	2,991	116	—	—	1,511	—	—	4,618
Net realized gain (loss) on investments	(11,908)	(7,868)	(417)	(6,611)	(2,576)	—	—	(29,380)
Net change in unrealized appreciation (depreciation) on investments	(6,454)	3,659	446	3,589	12	(466)	220	1,006
Fair Value at December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / originations / draws	45,631	1,280	—	2,579	—	2,617	—	52,107
Transfers in from LRFC Acquisition(1)	106,595	8,558	20,207	14,521	549	2,964	—	153,394
Pay-downs / pay-offs / sales	(63,601)	(509)	(26)	(1,033)	(2,420)	(8,948)	—	(76,537)
Net accretion of interest	4,939	333	479	—	371	—	—	6,122
Net realized gain (loss) on investments	(9,121)	(46)	(1,931)	(3,764)	(2,434)	(1,360)	—	(18,656)
Net change in unrealized appreciation (depreciation) on investments	12,003	382	4,363	3,728	920	(3,125)	(21)	18,250
Fair Value at September 30, 2025	$386,403	$38,994	$24,832	$40,793	$2,179	$46,301	$199	$539,701

(1)
Represents the cost basis of the investments acquired on July 15, 2025 as part of the LRFC Acquisition, inclusive of the purchase discount.

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

The following table shows the Company’s portfolio by security type as of September 30, 2025, and December 31, 2024:

($ in thousands)	September 30, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$396,117	$386,403	71.6%	$311,673	$289,957	71.6%
Second Lien Debt	44,507	38,994	7.2%	34,892	28,996	7.2%
Subordinated Debt	26,788	24,832	4.6%	8,059	1,740	0.4%
Collateralized Loan Obligations	1,381	2,179	0.4%	5,318	5,193	1.3%
Joint Ventures	62,020	46,301	8.6%	66,747	54,153	13.4%
Equity	44,227	40,793	7.6%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	199	0.0%	31	220	—
Total	$592,862	$539,701	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2025, and December 31, 2024, were as follows:

($ in thousands)	September 30, 2025			December 31, 2024
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Services: Business	$77,965	$79,471	14.7%	$55,141	$51,776	12.8%
Healthcare & Pharmaceuticals	73,243	74,275	13.8%	43,882	41,872	10.3%
High Tech Industries	74,025	69,729	12.9%	55,932	50,138	12.4%
Banking, Finance, Insurance & Real Estate	46,699	46,725	8.7%	44,191	42,854	10.6%
Joint Venture	62,020	46,301	8.6%	66,747	54,153	13.4%
Consumer goods: Durable	40,403	38,039	7.0%	28,493	27,028	6.7%
Finance	28,587	30,125	5.6%	14,815	14,725	3.6%
Media: Broadcasting & Subscription	25,003	25,518	4.7%	19,095	12,972	3.2%
Beverage, Food and Tobacco	20,328	18,800	3.5%	12,563	11,612	2.9%
Aerospace and Defense	14,477	14,841	2.7%	11,403	11,390	2.8%
Machinery (Non-Agrclt/Constr/Electr)	11,348	14,356	2.7%	11,705	13,608	3.4%
Interactive Media & Services	13,388	14,204	2.6%	2,539	2,559	0.6%
Chemicals, Plastics and Rubber	11,963	11,366	2.1%	10,135	9,628	2.4%
IT Consulting & Other Services	7,793	8,497	1.6%	2,157	2,243	0.5%
Transportation: Consumer	7,355	7,395	1.4%	7,410	7,470	1.8%
Capital Equipment	5,843	5,038	0.9%	8,016	1,291	0.3%
Automotive	4,539	4,584	0.8%	—	—	0.0%
Transportation: Cargo	5,666	4,170	0.8%	4,223	3,782	0.9%
Metals & Mining	10,445	4,151	0.8%	9,950	5,103	1.3%
Energy: Electricity	3,645	3,774	0.7%	2,696	2,702	0.7%
Consumer Services	2,934	2,934	0.5%	—	—	0.0%
Containers, Packaging and Glass	2,724	2,706	0.5%	2,728	2,702	0.7%
Hotel, Gaming & Leisure	7,716	2,421	0.4%	7,006	2,205	0.5%
Services: Consumer	2,633	2,184	0.4%	2,699	2,406	0.6%
CLO Fund Securities	1,381	2,179	0.4%	5,318	5,193	1.3%
Retail	8,365	1,844	0.3%	10,246	6,853	1.7%
Construction & Building	1,447	1,397	0.3%	7,648	7,596	1.9%
Application Software	1,166	1,207	0.2%	1,165	1,166	0.2%
Telecommunications	1,541	832	0.2%	1,541	805	0.2%
Energy: Oil & Gas	394	603	0.1%	25	—	0.0%
Diversified Financial Services	35	35	0.0%	3,058	3,074	0.8%
Healthcare, Education and Childcare	—	—	0.0%	6,114	6,115	1.5%
Asset Management Company	17,791	—	0.0%	17,791	—	0.0%
Total	$592,862	$539,701	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

As of September 30, 2025 and December 31, 2024, our Debt Securities Portfolio had a weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) of approximately 13.8% and 11.3%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) at September 30, 2025 was spread across 28 different industries and 79 different portfolio companies with a fair value of approximately $450.2 million and average par balance per entity of approximately $3.2 million. As of September 30, 2025, ten of our debt investments were on non-accrual status. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the Consolidated Schedule of Investments for further details. As of December 31, 2024, six of our debt investments were on non-accrual status.

Asset Manager Affiliates

As of September 30, 2025, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of September 30, 2025, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2025 and December 31, 2024, the fair value of the CLO Fund Securities was $2.2 million and $5.2 million, respectively.

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

Our CLO Fund Securities as of September 30, 2025 and December 31, 2024 were as follows:

($ in thousands)		September 30, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	112	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	867	81.7%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,200	81.7%	1,467	1,467	57.2%
Total		$1,381	$2,179		$5,318	$5,193

(1)
Represents percentage of class held at September 30, 2025 and December 31, 2024, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2025 and December 31, 2024 was $10.7 million and $13.0 million, respectively.

Great Lakes Funding II LLC

In August 2022, the Company invested in Series A (“Series A”) of Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture, the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture through a board of managers.

The Great Lakes II Joint Venture is a Delaware series limited liability company. Pursuant to the terms of the limited liability company agreement of the Great Lakes II Joint Venture dated as of July 29, 2022 (as amended, restated, supplemented, or otherwise modified from time to time, the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series may be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any advisory fees in connection with its investment in the Great Lakes II Joint Venture.

On August 1, 2025, pursuant to the Great Lakes II LLC Agreement, the Company elected to participate in a rollover transaction from Series A of Great Lakes II Joint Venture to Series B (“Series B”) of Great Lakes II Joint Venture. As part of the transaction, the portion of the Company's remaining unfunded commitment in Series A became the Company's remaining unfunded commitment in Series B, thus reducing the Company’s remaining unfunded commitment in Series A to zero. In connection with the rollover transaction, Series A transferred to Series B a pro rata portion of the underlying portfolio assets held by Series A that corresponded to the interest of the members of Series A who elected to participate in the transaction in addition to a pro rata portion of the principal outstanding under Great Lakes II Joint Venture's credit facility.

The fair value of the Company’s investment in Series B as of September 30, 2025 was $35.6 million and in Series A as of December 31, 2024 was $41.1 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2025 and December 31, 2024, the Company had an unfunded commitment of $15.1 million to Series B and $8.2 million to Series A, respectively.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024.

Revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$13,295	$11,357	$29,058	$35,891
Non-controlled affiliated investments	1,434	356	2,074	763
Total interest income	14,729	11,713	31,132	36,654
Payment-in-kind income:
Non-controlled/non-affiliated investments	2,507	1,343	7,714	5,255
Non-controlled affiliated investments	198	209	501	504
Total payment-in-kind income	2,705	1,552	8,215	5,759
Dividend income:
Non-controlled affiliated investments	1,500	1,669	4,130	5,122
Total dividend income	1,500	1,669	4,130	5,122
Fees and other income:
Non-controlled/non-affiliated investments	6	243	128	505
Non-controlled affiliated investments	—	—	83	—
Total fees and other income	6	243	211	505
Total investment income	$18,940	$15,177	$43,688	$48,040

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended September 30, 2025 and 2024 was approximately $18.9 million and $15.2 million, respectively. Investment income for the nine months ended September 30, 2025 and 2024, was approximately $43.7 million and $48.0 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended September 30, 2025 and 2024, approximately $17.2 million and $12.7 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the nine months ended September 30, 2025 and 2024, approximately $38.4 million and $40.4 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

As of September 30, 2025, our debt investment portfolio, which represented 83.4% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 13.8% (excluding income from non-accruals and collateralized loan obligations). As of September 30, 2025, 14.8% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2024, our debt investment portfolio, which represented 79.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 11.3% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2024, 9.9% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

Investment income is comprised of coupon interest, accretion of discount and accelerated accretion resulting from paydowns and other revenue earned from operations. Recent acquisitions of GARS (October 2020), HCAP (June 2021) and LRFC (July 2025) have had a significant positive impact on earnings as a result of amortization of purchase discount established at the time of the mergers. The table below illustrates that impact:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income, excluding CLO income and purchase discount accretion	$11,032	$11,434	$27,127	$35,109
Purchase discount accretion	3,618	25	3,634	210
PIK income	2,705	1,552	8,215	5,759
CLO income	79	254	371	1,335
JV income	1,500	1,669	4,130	5,122
Fees and other income	6	243	211	505
Investment Income	$18,940	$15,177	$43,688	$48,040
Less: Purchase discount accretion	(3,618)	(25)	(3,634)	(210)
Core Investment Income	$15,322	$15,152	$40,054	$47,830

Core investment income excludes the impact of purchase discount accretion in connection with the GARS, HCAP and LRFC mergers which is investment income as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), excluding the impact of purchase discount accretion associated with the GARS,

HCAP and LRFC mergers. We believe presenting investment income excluding the impact of the GARS, HCAP and LRFC merger-related purchase discount amortization and the related per share amount is useful and appropriate supplemental disclosure for analyzing our financial performance due to the unique circumstance giving rise to the purchase accounting adjustment. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing the Company’s financial performance. A reconciliation of total investment income, determined in accordance with U.S. GAAP, to core investment income, which excludes the impact of purchase accounting, is detailed in the table above.

Investment Income on Investments in CLO Fund Securities. For the three months ended September 30, 2025 and 2024, approximately $0.1 million and $0.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2025 and 2024, approximately $0.4 million and $1.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended September 30, 2025 and 2024, we recognized $1.5 million and $1.7 million, respectively, in investment income from our investments in Joint Ventures. For the nine months ended September 30, 2025 and 2024, we recognized $4.1 million and $5.1 million, respectively, in investment income from our investments in Joint Ventures. As of September 30, 2025, and December 31, 2024, the fair value of our investments in Joint Ventures was approximately $46.3 million and $54.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended September 30, 2025 and 2024, approximately $0.1 million and $0.2 million, respectively, of investment income was attributable to fees and other income. For the nine months ended September 30, 2025 and 2024, approximately $0.2 million and $0.5 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
EXPENSES
Management fees	$1,808	$1,611	$4,719	$5,020
Performance-based incentive fees	1,069	1,230	2,956	3,838
Interest and amortization of debt issuance costs	5,514	5,120	14,042	16,210
Professional fees	621	283	1,476	1,357
Administrative services expense	505	596	1,365	1,313
Directors' fees	154	143	440	466
Other general and administrative expenses	609	392	1,133	1,331
Total expenses	$10,280	$9,375	$26,131	$29,535
Waiver of performance-based incentive fees	(188)	—	(188)	—
Net expenses	$10,092	$9,375	$25,943	$29,535

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

Total expenses, excluding the impact of the performance-based incentive fees waiver, for the three months ended September 30, 2025 and 2024 were approximately $10.3 million and $9.4 million, respectively, whereas the net expenses, which includes the impact of the performance-based incentive fees waiver, for the three months ended September 30, 2025 and 2024 were approximately $10.1 million and $9.4 million, respectively. Total expenses, excluding the impact of the performance-based incentive fees waiver, for the nine months ended September 30, 2025 and 2024 were approximately $26.1 million and $29.5 million, respectively, whereas the net expenses, which includes the impact of the performance-based incentive fees waiver, for the nine months ended September 30, 2025 and 2024 were approximately $25.9 million and $29.5 million, respectively. The increase in total expenses for the three months ended September 30, 2025, in comparison to the prior year, was primarily driven by an increase in average debt outstanding as well as a higher management fee and professional fees, which was partially offset by a lower cost of capital. The decrease in total expenses for the nine months ended September 30, 2025, in comparison to the prior year, was driven primarily by a decrease in the cost of capital on debt outstanding as well as lower management and incentive fees.

Management Fees and Incentive Fees. Management fees for the three months ended September 30, 2025 and 2024 were approximately $1.8 million and $1.6 million, respectively. Management fees for the nine months ended September 30, 2025 and 2024 were approximately $4.7 million and $5.0 million, respectively. Incentive fees, excluding the impact of the incentive fee waiver, for the three months ended September 30, 2025 and 2024 were approximately $1.1 million and $1.2 million, respectively, whereas net incentive fees, including the incentive fee waiver, were $0.9 million and $1.2 million, respectively. Incentive fees, excluding the impact of the incentive fee waiver, for the nine months ended September 30, 2025 and 2024 were approximately $3.0 million and $3.8 million, respectively, whereas net incentive fees, including the incentive fee waiver, for the nine months ended September 30, 2025 and 2024 were $2.8 million and $3.8 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period for floating rate debt. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended September 30, 2025 and 2024, interest expense and amortization on debt issuance costs and discount for the period was approximately $5.5 million and $5.1 million, respectively, on average debt outstanding of $317.7 million and $277.3 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense and amortization on debt issuance costs and discount for the period was approximately $14.0 million and $16.2 million, respectively, on average debt outstanding of $278.7 million and $292.1 million, respectively.

Directors' Expense. Directors' expense for the three months ended September 30, 2025 and 2024 were approximately $0.2 million and $0.1 million, respectively. Directors' expense for the nine months ended September 30, 2025 and 2024 were approximately $0.4 million and $0.5 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended September 30, 2025 and 2024, professional fees totaled approximately $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, professional fees totaled approximately $1.5 million and $1.4 million, respectively.

For the three months ended September 30, 2025 and 2024, administrative services expense was approximately $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2025 and 2024, administrative services expense was approximately $1.4 million and $1.3 million, respectively.

For the three months ended September 30, 2025 and 2024, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.6 million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $1.1 million and $1.3 million, respectively.

Net Investment Income

For the three months ended September 30, 2025, net investment income was approximately $8.8 million, or $0.71 per basic share, and $8.9 million, or $0.70 per diluted share, while tax-basis distributable income was approximately $7.4 million, or $0.59 per basic share, and $7.4 million, or $0.58 per diluted share. For the three months ended September 30, 2024, net investment income was approximately $5.8 million, or $0.63 per basic and diluted share, while tax-basis distributable income was approximately $5.8 million, or $0.63 per basic and diluted share. For the nine months ended September 30, 2025, net investment income was approximately $17.7 million, or $1.72 per basic share, and $17.8 million, or $1.71 per diluted share, while tax-basis distributable income was approximately $16.4 million, or $1.59 per basic share, and $16.4 million, or $1.58 per diluted share. For the nine months ended September 30, 2024, net investment income was approximately $18.5 million, or $1.99 per basic and diluted share, while tax-basis distributable income was approximately $18.5 million, or $1.99 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three and nine months ended September 30, 2025, the Company recognized $2.7 million and $18.7 million of net realized losses on our portfolio investments. During the three and nine months ended September 30, 2024, the Company recognized $11.4 million and $20.4 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$12,773	$5,430	$14,662	$(5,392)
Non-controlled affiliated investments	3,114	(994)	(1,042)	(2,909)
Controlled affiliated investments	(362)	75	4,651	6,917
Derivatives	—	—	(21)	—
Net change in unrealized appreciation (depreciation) on investments	$15,525	$4,511	$18,250	$(1,384)

During the three months ended September 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $15.5 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $1.6 million on equity securities, $0.4 million on our Joint Ventures investments, $0.1 million on CLO Fund Securities, and $13.4 million on our debt securities. The net change in unrealized gain was impacted by the net unrealized gain due to the purchase discount from the LRFC Acquisition across the portfolio companies that were acquired. During the three months ended September 30, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $4.5 million. The net change in unrealized appreciation (depreciation) on investments was made up of approximately $0.2 million on equity securities, $(0.4) million on our Joint Ventures investments, and $4.7 million on our debt securities.

During the nine months ended September 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $18.3 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $3.7 million on equity securities, $(3.1) million on our Joint Ventures investments, $0.9 million on CLO Fund Securities, and $16.7 million on our debt securities. During the nine months ended September 30, 2024, our total investments had net change in unrealized appreciation (depreciation) of approximately $(1.4) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(1.0) million on CLO Fund Securities, $4.1 million on equity securities, $0.3 million on our Joint Ventures investments, and $(4.8) million on our debt securities.

Net Change in Net Assets Resulting From Operations

The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2025, was $23.6 million, or $1.88 per basic share, and $23.7 million, or $1.86 per diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2024, was $(1.5) million, or $(0.16) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2025, was $19.0 million, or $1.84 per basic share, and $19.1 million, or $1.83 per diluted share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2024 , was $(3.4) million, or $(0.37) per basic and diluted share.

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

As of September 30, 2025 and December 31, 2024, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$2,844	$17,532
Restricted Cash	14,602	22,421
First Lien Debt	386,403	289,957
Second Lien Debt	38,994	28,996
Subordinated Debt	24,832	1,740
Equity	40,793	24,762
Collateralized Loan Obligations	2,179	5,193
Asset Manager Affiliates	—	—
Joint Ventures	46,301	54,153
Derivatives	199	220
Total	$557,147	$444,974

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2025, we had approximately $324.6 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 171%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

4.875% Notes Outstanding

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on April 30 and October 30, at a rate of 4.875%. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes Due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of September 30, 2025, there was approximately $108.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 4.875% Notes due 2026.

2026 Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC's 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank National Association, as trustee, which supplements the base indenture, dated June 16, 2014. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum. As of September 30, 2025, there was approximately $50.0 million of principal outstanding.

2032 Convertible Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC's 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes had a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes. Starting on March 28, 2024, and commencing through the date of the financial statements, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement (the “Purchase Agreement”). As of September 30, 2025, there was approximately $2.5 million of principal outstanding.

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

At September 30, 2025, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $130.8 million principal amount of borrowings outstanding under the Revolving Credit Facility.

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, we succeeded to the obligations of LRFC under a senior secured revolving credit facility previously entered into by LRFC on October 30, 2020. In October 2020, CBL, a direct, wholly owned, consolidated subsidiary of LRFC, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of September 30, 2025, the Company was in compliance with all of its debt covenants and there was approximately $33.3 million principal amount of borrowings under the KeyBank Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since the beginning of 2022.

	Base Distribution per Share	Supplemental Distribution per Share	Declaration Date	Record Date	Pay Date
2025:
Third quarter	$0.47	$0.02	8/7/2025	8/18/2025	8/29/2025
Second quarter	0.47	—	5/8/2025	5/19/2025	5/29/2025
First quarter	0.47	0.07	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$1.41	$0.09
2024:
Fourth quarter	$0.69	$—	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	—	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	—	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	—	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76	$—
2023:
Fourth quarter	$0.69	$—	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	—	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	—	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	—	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75	$—
2022:
Fourth quarter	$0.67	$—	11/8/2022	11/24/2022	12/13/2022
Third quarter	0.63	—	8/9/2022	8/16/2022	9/2/2022
Second quarter	0.63	—	5/10/2022	5/24/2022	6/7/2022
First quarter	0.63	—	3/10/2022	3/21/2022	3/30/2022
Total declared in 2022	$2.56	$—

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

During the three months ended September 30, 2025, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program. During the three months ended September 30, 2024, the Company repurchased 33,429 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $0.6 million. During the nine months ended September 30, 2025, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased 164,166 shares under the Renewed Stock Repurchase Program at an aggregate cost of approximately $3.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2025, and December 31, 2024, we had approximately $42.3 million and $27.2 million commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2025:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
4.875% Notes Due 2026	$108,000	$108,000	$—	$—	$—
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	130,779	—	130,779	—	—
2026 Notes	50,000	50,000	—	—	—
2032 Convertible Notes	2,500	—	—	—	2,500
KeyBank Credit Facility	33,332	—	—	33,332	—
Total Contractual Obligations	$324,611	$158,000	$130,779	$33,332	$2,500

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2025, ten of our debt investments were on non-accrual status. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the Consolidated Schedule of Investments for further details.

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

Recent Developments

On October 7, 2025 the Company obtained a BBB- rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) with respect to the 2032 Convertible Notes and the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes and 2026 Notes have a fixed interest rate of 5.25% per annum.

On October 10, 2025, the Company entered into a note purchase agreement in connection with the issuance and sale of $35.0 million aggregate principal amount of its 7.50% notes due 2028 (the “2028 Notes”) and $75.0 million aggregate principal amount of its 7.75% notes due 2030 ( the “2030 Notes”, together with the 2028 Notes, the “Notes”), under an effective shelf registration statement. The offering closed and the Notes were issued on October 15, 2025. The 2028 Notes mature on October 15, 2028 and the 2030 Notes mature on October 15, 2030. Interest on each of the Notes is payable semi-annually on April 30 and October 30 of each year, commencing October 30, 2025. The Notes are the Company’s general unsecured obligations, ranking senior to any expressly subordinated indebtedness, pari passu with the Company’s other unsecured unsubordinated indebtedness (including unsecured indebtedness that the Company later secures), effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future liabilities of the Company's subsidiaries, financing vehicles or similar facilities. The indenture includes customary covenants, including (i) maintenance of 1940 Act asset-coverage levels (whether or not otherwise required), (ii) information undertakings if the Company ceases to be a Securities Exchange Act of 1934 reporting company, (iii) a change-of-control repurchase right at 100% plus accrued interest, and (iv) a 0.75% interest rate step-up upon certain interest-rate adjustment events. The Notes are also redeemable at the Company’s option subject to make-whole provisions prior to the applicable par call dates and at par thereafter. On October 14, 2025, the Company notified the trustee, U.S. Bank Trust Company, National Association, of its election to redeem in full the $108.0 million aggregate principal amount outstanding of its 4.875% Notes Due 2026, with redemption expected on November 13, 2025.

On November 6, 2025, the Company declared a regular quarterly base distribution of $0.47 per share of common stock. The distribution is payable on November 25, 2025 to stockholders of record at the close of business on November 17, 2025.

Between October 1, 2025 and through November 4, 2025, the Company repurchased 103,690 shares of its common stock for an aggregate cost of approximately $1.2 million at an average price of $11.62 per share.

The Company, its management, the Adviser, and the Company’s affiliates intend to commence a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $9.0 million of the Company’s common stock. The Company is expected to offer to repurchase at least $7.5 million, with its management, the Adviser, and the Company’s affiliates repurchasing any remaining shares tendered up to $9.0 million. The Tender Offer is expected to commence on or after November 10, 2025 and expire at 11:59 p.m. Eastern time, on or after December 10, 2025, unless extended. Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company will determine the lowest per-share price that will enable it, its management, the Adviser, and the Company's affiliates to acquire up to $9.0 million of its common stock. All shares accepted in the Tender Offer will be purchased at the same price even if tendered at a lower price.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of September 30, 2025, approximately 85.2% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 84.1% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2025, we had $324.6 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.1%, of which $160.5 million par value had a fixed rate and $164.1 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities at September 30, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,161	$4,369	$6,596
Decrease in interest rate	$(2,142)	$(4,209)	$(5,742)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.2 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.4 million and $6.6 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $2.1 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $4.2 million and $5.7 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the quarter ended September 30, 2025 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three and nine months ended September 30, 2025, except as previously reported by us on our current reports on Form 8-K. We issued a total of 5,226 and 14,902 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three and nine months ended September 30, 2025, respectively. This issuance was not subject to the registration requirements of the Securities Act. For the three and nine months ended September 30, 2025, the aggregate value of the shares of our common stock issued under our DRIP was approximately $0.1 million and $0.2 million, respectively.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$6,995
February 1, 2025 through February 28, 2025	—	$—	—	$6,995
March 1, 2025 though March 31, 2025	—	$—	—	$10,000
April 1, 2025 through April 30, 2025	—	$—	—	$10,000
May 1, 2025 through May 31, 2025	—	$—	—	$10,000
June 1, 2025 through June 30, 2025	—	$—	—	$10,000
July 1, 2025 through July 31, 2025	—	$—	—	$10,000
August 1, 2025 through August 31, 2025	—	$—	—	$10,000
September 1, 2025 through September 30, 2025	20,573	$12.17	20,573	$9,750
Total	20,573		20,573
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Reference is made to the Exhibit List filed as a part of this report. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the Exhibit A included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 ).

3.1.1	Certificate of Amendment to Certificate of Incorporation of BCP Investment Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

3.1.2

Certificate of Amendment to Certificate of Incorporation of BCP Investment Corporation (the Reverse Stock Split Certificate of Amendment) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 26, 2021).

3.1.3

Certificate of Amendment to Certificate of Incorporation of BCP Investment Corporation (the Decrease Shares Certificate of Amendment) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on August 26, 2021).

3.1.4	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 21, 2025).

3.2*	Fourth Amended and Restated Bylaws of BCP Investment Corporation, dated as of November 5, 2025.

4.1

Fourth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.50% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 15, 2025).

4.2

Fifth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.75% Notes due 2030, by and between the Company and U.S.Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on October 15, 2025

4.3	Form of 7.50% Notes due 2028 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on October 15, 2025).

4.4	Form of 7.75% Notes due 2030 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on October 15, 2025).

4.5

Fourth Supplemental Indenture, dated as of October 29, 2021, relating to the 5.25% Notes due 2026, by and between the LRFC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of LRFC’s Current Report on Form 8-K filed on November 1, 2021).

4.6*

Fifth Supplemental Indenture, dated as of July 15, 2025, relating to the 5.25% Notes due 2026, by and between the Company, as successor to LRFC, and U.S.
Bank Trust Company, National Association, as trustee.

10.1	Note Purchase Agreement, dated October 10, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 15, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

* Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCP INVESTMENT CORPORATION

Date: November 6, 2025	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *