Form 10-K
period 2025-12-31
BCP Investment Corp
filed 2026-03-05
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $115.0 million based upon a closing price of $12.52 reported for such date by The NASDAQ Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 2, 2026 was 12,386,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO BCP INVESTMENT Corporation

In this Annual Report on Form 10-K, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

BCP Investment Corporation, our logo and other trademarks (if any) of BCP Investment Corporation are the property of BCP Investment Corporation. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

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

ii

PART I

Item 1. Business

In this Annual Report on Form 10-K, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

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

We originate, structure, and invest in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively, the “Debt Securities Portfolio”). We also invest in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time we may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with our debt investments.

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10.0 million to $50.0 million and/or total debt of $25.0 million to $150.0 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

From time-to-time we have made investments in CLO Fund Securities managed by other asset managers. Our collateralized loan obligation funds (“CLO Funds”) typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

Our investment portfolio totaled $501.0 million at fair value as of December 31, 2025 and was spread across 41 different industries (when excluding our investments in the CLO Funds and Joint Ventures, as defined below) and 108 different entities. Our debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) totaled $411.6 million at fair value as of December 31, 2025 and was spread across 34 different industries with an average par balance per investment of approximately $3.5 million.

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

The Externalization

On April 1, 2019 (the “Closing”), we became externally managed (the “Externalization”) by the Adviser, pursuant to a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the “Advisory Agreement”) with the Adviser. See “Advisory Agreement” below.

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25.0 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) agreed to use up to $10.0 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In November 2020, the Adviser purchased approximately $0.6 million newly issued shares of our common stock in connection therewith, and in May 2021, the Adviser purchased approximately $4.0 million of newly issued shares of our common stock in connection therewith. In both cases, the shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Adviser to use incentive fees to purchase shares expired on April 1, 2021. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

In accordance with the terms of the merger agreement for the GARS Acquisition, dated June 24, 2020, each share of common stock, par value $0.001 per share, of GARS (the “GARS Common Stock”) issued and outstanding was converted into the right to receive (i) an amount in cash, without interest, equal to approximately $1.19 and (ii) approximately 1.917 shares of common stock, par value $0.01 per share, of the Company (plus any applicable cash in lieu of fractional shares). Each share of GARS Common Stock issued and outstanding received, as additional consideration funded by the Adviser, an amount in cash, without interest, equal to approximately $0.31.

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction, the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (the “Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the merger agreement for the HCAP Acquisition, dated December 23, 2020, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

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

Under the terms of the LRFC Merger Agreement, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash paid (without interest) in lieu of fractional shares. As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC. Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for further discussion of the LRFC Acquisition. The LRFC Acquisition was accounted for as an asset acquisition under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-50: Business Combinations — Related Issues (“ASC 805-50”) rather than as a business combination. The total purchase consideration, consisting of shares of common stock issued and capitalized transaction costs, was measured at fair value as of the closing date of the LRFC Acquisition. The total cost of approximately $52.8 million was allocated to LRFC’s identifiable assets and liabilities on a relative-fair-value basis, resulting in a purchase discount of $20.9 million. No goodwill was recognized. The purchase discount was allocated to investment assets and is reflected as day-one unrealized appreciation, consistent with ASC 946: Financial Services — Investment Companies (“ASC 946”) and ASC 820: Fair Value Measurement (“ASC 820”).

Adviser’s Corporate Information

The Adviser’s principal executive offices are located at 650 Madison Avenue, 3rd Floor, New York, New York 10022, and our telephone number is (212) 891-2880.

Available Information

We maintain a website on the Internet at www.bcpinvestmentcorporation.com. The information contained in our website is not incorporated by reference into this Annual Report. We make copies of our periodic and current reports and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) available on the Investor Relations-SEC Filings section of our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2025:

•
represented approximately 82.2% of the total investment portfolio at fair value;
•
contained credit instruments issued by corporate borrowers;
•
primarily comprised of senior secured loans (first and second lien term loans) and subordinated debt (93.8% and 6.2% of Debt Securities Portfolio, respectively);
•
spread across 34 different industries and 108 different entities;
•
average par balance per investment of approximately $3.5 million;
•
thirteen investments, attributable to ten portfolio companies, were on non-accrual status; and
•
the weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) on our interest earning Debt Securities Portfolio was approximately 12.9%.

Our Debt Securities Portfolio investments generally range between $1.0 million to $20.0 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. The target size of our investments and maturity dates may vary as follows:

•
senior secured term loans from $2.0 million to $20.0 million maturing in five to seven years;
•
second lien term loans from $5.0 million to $15.0 million maturing in six to eight years;
•
senior unsecured loans from $5.0 million to $23.0 million maturing in six to eight years;
•
mezzanine loans from $5.0 million to $15.0 million maturing in seven to ten years; and
•
equity investments from $1.0 million to $5.0 million.

Investment in Joint Ventures.

KCAP Freedom 3 LLC. During the third quarter of 2017, we and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The fund capitalized by the F3C Joint Venture invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for such fund.

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

We have determined that the F3C Joint Venture is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

As of December 31, 2025, our investment in the F3C Joint Venture was approximately $10.7 million at fair value.

Great Lakes Funding II LLC. In August 2022, we invested in Series A (“Series A”) of Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture, the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture through a board of managers.

The Great Lakes II Joint Venture is a Delaware series limited liability company. Pursuant to the terms of the limited liability company agreement of the Great Lakes II Joint Venture dated as of July 29, 2022 (as amended, restated, supplemented, or otherwise modified from time to time, the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series may be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any investment advisory fees in connection with its investment in the Great Lakes II Joint Venture.

On August 1, 2025, pursuant to the Great Lakes II LLC Agreement, the Company elected to participate in a rollover transaction from Series A of Great Lakes II Joint Venture to Series B (“Series B”) of Great Lakes II Joint Venture. As part of the transaction, the portion of the Company’s remaining unfunded commitment in Series A became the Company's remaining unfunded commitment in Series B, thus reducing the Company’s remaining unfunded commitment in Series A to zero. In connection with the rollover transaction, Series A transferred to Series B a pro rata portion of the underlying portfolio assets held by Series A that corresponded to the interest of the members of Series A who elected to participate in the transaction in addition to a pro rata portion of the principal outstanding under Great Lakes II Joint Venture's credit facility.

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2025 was approximately $37.5 million at fair value. As of December 31, 2025, we had an aggregate $12.6 million unfunded commitment to the Great Lakes II Joint Venture.

CLO Fund Securities. Our investments in CLO Fund Securities are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds managed by other asset managers.

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2025, unless otherwise specified:

•
CLO Fund Securities represented approximately 0.4% of the total investment portfolio at fair value;
•
CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds; and
•
all CLO Funds invested primarily in credit instruments issued by corporate borrowers.

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

We focus on lending and investing opportunities in:

•
companies with EBITDA of $10.0 million to $50.0 million;
•
companies with financing needs of $25.0 million to $150.0 million;
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

In order to assist us in detecting issues with our Debt Securities Portfolio companies as early as possible, we perform a financial analysis at least quarterly on each portfolio company. This analysis typically includes:

•
A summary of the portfolio company’s current total credit exposure as well as our portion of this exposure;
•
A summary and update of the portfolio company’s financial condition and performance, including but not limited to, performance versus plan, deterioration/improvement in market position, or industry fundamentals, management changes or additions, and ongoing business strategy;
•
Reaffirmation of, or proposal to change, the risk rating of the underlying investment; and
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

BC Partners is a leading buyout firm with a 30-year history investing across Europe and North America in private equity, private credit and real estate strategies. The assets under management for BC Partners are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform (“BCP RE”) as fully integrated businesses. On February 3, 2026, BC Partners announced that BCP RE would be sold to Proprium Capital Partners. Our investment activity will take place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe.

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

Term

Unless earlier terminated as described below, the Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding shares, and, in each case, a majority of the independent directors.

The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Advisory Agreement may be made by a majority our Board or the stockholders holding a majority of the outstanding shares of our common stock. See “Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Advisory Agreement upon 120 days’ written notice.

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

In connection with the LRFC Acquisition, the Company entered into an incentive fee waiver agreement ( the “Incentive Fee Waiver Agreement”) with the Adviser. Under the Incentive Fee Waiver Agreement, the Adviser has agreed to waive a specified portion of its Incentive Fees to offset certain costs and expenses incurred by the Company in connection with, and in pursuance of, the LRFC Acquisition. For the fiscal quarter ended September 30, 2025 (the “Initial Fiscal Quarter”), the Adviser waived $187,500 of Incentive Fees earned during that period. For each of the first through seventh full fiscal quarters following the Initial Fiscal Quarter (each, a “Subsequent Fiscal Quarter”), the Adviser shall waive Incentive Fees equal to the lesser of (a) the Incentive Fees earned in such quarter less $1,250,000 and (b) $187,500 (the “Waiver Cap”). If the waived amount in any Subsequent Fiscal Quarter is less than the Waiver Cap, the shortfall shall be carried forward by increasing the Waiver Cap in subsequent quarters until the earlier of (i) the end of the seventh full fiscal quarter following the Initial Fiscal Quarter or (ii) the point at which cumulative waived fees equal the total shortfall. Any Incentive Fees waived under the Incentive Fee Waiver Agreement are not subject to reimbursement or recoupment.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In connection with the LRFC Acquisition, the Company excludes from pre-incentive fee net investment income any accretion of purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition (including the step-down in U.S. GAAP basis from the purchase discount allocation and the reversal, through accretion, of the day-one unrealized appreciation recognized under ASC 946 at acquisition). However, accretion of income from the amortized cost basis of LRFC investments immediately prior to the merger (i.e., carryover tax basis) is included in pre-incentive fee net investment income, as such accretion is taxable and reflects economic income earned by the Company.

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

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, excluding any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation due to the purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

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

Board Approval of the Advisory Agreement

On December 12, 2018, our then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019, we entered into the Advisory Agreement with the Adviser. Our Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 4, 2026.

In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the investment advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to investment advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. Our Board most recently determined to re-approve the Administration Agreement at a meeting held on March 4, 2026.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the years ended December 31, 2025 or December 31, 2024.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $16.68 and $19.41 as of December 31, 2025 and December 31, 2024, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised primarily of investment assets less debt and other liabilities:

	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value(1)	Per Share(1)	Fair Value(1)	Per Share(1)
Investments at fair value:
Non-controlled/non-affiliated investments	$409,735	$32.67	$327,622	$35.62
Non controlled affiliated investments	80,585	6.43	64,384	7.00
Controlled affiliated investments	10,655	0.85	13,015	1.41
Cash and cash equivalents	3,721	0.30	17,532	1.91
Restricted cash(2)	8,782	0.70	22,421	2.44
All other assets	10,163	0.81	8,660	0.94
Total Assets	$523,641	$41.76	$453,634	$49.32
4.875% Notes due 2026 (net of deferred financing costs and original issue discount)	—	—	106,983	11.63
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs)	106,804	8.52	158,157	17.19
2026 Notes (net of deferred financing costs and original issue discount)	49,688	3.96	—	—
2032 Convertible Notes (net of deferred financing costs and original issue discount)	1,898	0.15	—	—
KeyBank Credit Facility (net of deferred financing costs)	41,765	3.33	—	—
2028 Notes (net of deferred financing costs and original issue discount)	34,149	2.72	—	—
2030 Notes (net of deferred financing costs and original issue discount)	72,577	5.79	—	—
Other liabilities	7,604	0.61	10,001	1.09
Total Liabilities	$314,485	$25.08	$275,141	$29.91
Net Asset Value	$209,156	$16.68	$178,493	$19.41

(1)
Our consolidated statements of assets and liabilities at fair value and the resulting net asset value are calculated in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The per share presentation of these amounts (excluding net asset value per share) is an internally derived non-U.S. GAAP performance measure, calculated by dividing the relevant consolidated statements of assets and liabilities amount by the Company’s outstanding shares for the respective year-end shown above. We believe that these per share amounts are useful for analyzing our consolidated statements of assets and liabilities both quantitatively and qualitatively.
(2)
Consists of cash from interest and principal payments, subject to withdrawal restrictions, from certain investments of our Debt Securities Portfolio that are pledged to secure the Company’s debt obligations.

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and equity of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities, joint ventures, derivatives, partnerships and distressed debt securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, the Adviser determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the ASC 820, and a valuation process approved by our Board and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board adopted valuation policies and procedures pursuant to Rule 2a-5 and designated our Adviser to serve as our Board’s valuation designee thereunder. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. We use independent valuation firms to provide third party valuation consulting services to us, the Adviser, and the Board of Directors. For additional information concerning valuation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Valuation of Portfolio Investments”; and Note 2 — “Significant Accounting Policies” and Note 4 — “Investments” to the consolidated financial statements included herein.

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
satisfies any of the following:
(i)
does not have any class of securities listed on a national securities exchange (or, if it has a class of securities listed on a national securities exchange, has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million);
(ii)
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii)
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or
(iv)
does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit.
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

Indebtedness, Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. On March 29, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage requirement for senior securities was changed from 200% to 150%, effective as of March 29, 2019. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Associated With Our Use of Leverage — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at www.bcpinvestmentcorporation.com. Our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may be obtained by electronic request to publicinfo@sec.gov.

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

To qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year;
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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order (i) to satisfy the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and (ii) to satisfy the Diversification Tests. However, under the 1940 Act, we are not permitted to borrow additional funds or to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless a certain “asset coverage” test is met. See “Regulation — Indebtedness, Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualification as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement, or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.equiniti.com/us, by filling out the transaction request form located at bottom of their statement and sending it to the plan administrator at the address set forth below or by calling the plan administrator at 1-866-668-8564.

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
•
We may default under the Revolving Credit Facility, KeyBank Credit Facility, 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes (each, as defined below), or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•
Major public health issues, such as pandemics, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
•
We and our portfolio investments and third-party service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.
•
Developments in artificial intelligence could disrupt markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

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

An affiliate of the Adviser manages BC Partners Lending Corporation, a BDC that invests primarily in debt and equity of privately-held middle-market companies, similar to our targets for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for BC Partners Lending Corporation and us. BC Partners Lending Corporation operates as a distinct and separate company and any investment in our common stock will not be an investment in BC Partners Lending Corporation. In addition, certain of our executive officers serve in substantially similar capacities for BC Partners Lending Corporation and four of our independent directors serve as independent directors of BC Partners Lending Corporation.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and our stockholders approve, giving us the authority to do so. Although we currently do not have such authorization, we previously sought and received such authorization from our stockholders in the past and may seek such authorization in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition to issuing securities to raise capital as described above, we may securitize a portion of the loans to generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio, our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

On December 24, 2016, the final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the “U.S. Risk Retention Rules”) became effective and generally require one of the “sponsors” of asset-backed securities or a “majority-owned affiliate” thereof to retain not less than 5% of the credit risk of the assets collateralizing the issuer’s securities. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an “open-market CLO” (described in the DC Circuit Ruling as a CLO where assets are acquired from “arms-length negotiations and trading on an open market”) as the securitizer of the open-market CLO (such decision, the “DC Circuit Ruling”), and subsequently issued a mandate to the lower court (the “District Court”) requiring the District Court to implement the DC Circuit Ruling. As a result of this decision, CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

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
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” If we do not satisfy the diversification requirements as of the end of any quarter, we will not lose our status as a RIC provided that (i) we satisfied the requirements in a prior quarter and (ii) our failure to satisfy the requirements in the current quarter is not due in whole or in part to an acquisition of any security or other property.

Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In addition, because the relevant provisions of the Code may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income taxes, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on our stockholders.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio(1) (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder	-35.3%	-22.8%	-10.3%	2.2%	14.7%

(1)
Assumes $523.6 million in total assets, $209.2 million in net assets, and $312.3 million in par value of outstanding borrowings with a weighted average interest rate of 6.9% as of December 31, 2025.

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

We may default under the Revolving Credit Facility, KeyBank Credit Facility, 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, or future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under our Revolving Credit Facility, KeyBank Credit Facility, 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, or any future indebtedness, or are unable to amend, repay or refinance such indebtedness on commercially reasonable terms, or at all, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, KeyBank Credit Facility, 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, or any future indebtedness, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Events of default under the indentures governing the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes include, among other things, (i) a payment default; (ii) a covenant default; (ii) a cross-default provision with respect to any instrument by which we have indebtedness for money borrowed in excess of $50.0 million in the aggregate; (iii) bankruptcy; and (iv) certain declines in the net asset value of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable. If any such event of default has occurred and is continuing, the trustee or the holders of not less than 25% in principal amount of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable, may declare the entire principal amount of all such notes to be due and immediately payable.

Our continued compliance with the covenants under the Revolving Credit Facility and KeyBank Credit Facility and the indentures governing the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Investments in CLOs involve a number of significant risks, including:

•
CLOs typically are comprised of a portfolio of senior secured loans, and payments on CLO investments are and will be payable solely from the cash-flows from such senior secured loans;
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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of U.S. federal income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains (although we may retain certain net long-term capital gains, pay applicable U.S. federal income taxes with respect thereto and elect to treat the retained amount as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

Internal and external cyber threats, as well as other disasters, affecting us or our third-party service providers could impair our ability to conduct business effectively.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins, unauthorized tampering employee impersonation, social engineering or “phishing” attempts. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Cyber security incidents and cyber-attacks have been occurring more frequently and will likely continue to increase. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, misstated or unreliable financial data, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business.

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

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many jurisdictions having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective.

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

CLO Fund Investments. Investments in CLO Funds also involve a number of significant risks, including:

•
CLOs typically are comprised of a portfolio of senior secured loans, and payments on CLO investments are and will be payable solely from the cash-flows from such senior secured loans;
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

We have engaged independent valuation firms to provide third party valuation consulting services to our Adviser and our Board. Each quarter, the independent valuation firms perform third party valuations on our material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third-party valuation estimates are one of the relevant data points in the determination of fair value. We and our Adviser intend to continue to engage independent valuation firms in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our Adviser’s determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our Adviser’s determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other debt holders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets. Such events could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

As of December 31, 2025, we had $1.8 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We have made, and expect to continue to make, distributions on a monthly or quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and covenants that we agreed to in connection with the issuance of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes that for the period of time during which the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable, are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, from recognized capital gains or from capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have over the last several years included a significant return of capital component. For more information about our distributions over the last several years that have included a return of capital component, see Note 7 — “Distributable Taxable Income” to our consolidated financial statements included herein.

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

Risks Related to Our Notes

The 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including under our Credit Facility and KeyBank Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable. In addition, the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). The indebtedness under both the Credit Facility and KeyBank Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are obligations exclusively of BCP Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, and the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries. In the future, our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes.

There is no active trading market for the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes. If an active trading market for the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes does not develop , you may not be able to sell them.

There currently is no trading market for the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes and we do not intend to list the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes due 2026 on any securities exchange or for quotation of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes on any automated dealer quotation system. If the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects , general economic conditions or other relevant factors. Accordingly, we cannot assure you that a liquid trading market will develop or be maintained for the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, that you will be able to sell your 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable, at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and market price for the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable, may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes for an indefinite period of time.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, if any, or change in the debt markets could cause the liquidity or market value of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake to use commercially reasonable efforts to maintain our credit ratings and to advise holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes of any changes in our credit ratings.

There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business, financial condition and results of operations, so warrant.

An increase in market interest rates could result in a decrease in the market value of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes.

The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if you purchase 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes bearing interest at fixed rates and market interest rates increase, the market values of those 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes may decline. We cannot predict the future level of market interest rates.

The indentures governing the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes contain limited protection for holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes.

The indentures governing the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes offer limited protection to holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes. The terms of the indentures and the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes. In particular, the terms of the indentures and the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
enter into transactions with affiliates;
•
create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•
pay dividends on or purchase our capital stock, including preferred stock, in each case other than dividends or purchases that would not cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to Section 18(e) of the 1940 Act, other provisions of the 1940 Act, and any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain our status as a RIC under Subchapter M of the Code;
•
make investments; or
•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indentures and the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes do not protect holders of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity; however, the annual interest rate on each of the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes will generally increase by 0.75% in excess of the initial rate for periods in which such Notes fail to maintain certain investment grade ratings.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes) and take a number of other actions that are not limited by the terms of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes and may have important consequences for you as a holder of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes or negatively affecting the market value of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes.

We may choose to redeem the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes when prevailing interest rates are relatively low.

The 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable. If prevailing rates are lower at the time of redemption, and we redeem the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes being redeemed.

We may not be able to repurchase the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes upon a Change of Control Repurchase Event (as defined in the relevant indenture) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility or KeyBank Credit Facility to finance such a repurchase of the Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes may require us to repurchase for cash some or all of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, as applicable, at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility and KeyBank Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility or KeyBank Credit Facility at that time and to terminate our Credit Facility or KeyBank Credit Facility, as applicable. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indentures governing the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable, and a cross-default under the agreements governing certain of our other indebtedness, including under the 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes, as applicable, and the agreements governing the Credit Facility and KeyBank Credit Facility, as applicable, which may result in the acceleration of such indebtedness requiring us to repay such indebtedness immediately. If the holders of the 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes exercise their respective right to require us to repurchase any 2026 Notes, 2028 Notes, 2030 Notes or 2032 Convertible Notes, respectively, upon a Change of Control Repurchase Event (as defined in the relevant indenture), the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

Risks Relating to Acquisitions

If we sell investments acquired as a result of our prior strategic acquisitions, it may result in capital gains and increase the incentive fees payable to the Adviser.

Investments that we acquired as a result of our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, are booked at a discount under ASC 805-50. To the extent we sell one of these acquired investments at a price that is higher than its then-amortized cost, such sale would result in realized capital gain that would be factored into the amount of the incentive fee on capital gains, if any, that is paid by us to the Adviser. If we sell a significant portion of the investments acquired as a result of our prior strategic acquisitions, including the GARS Acquisition and the HCAP Acquisition, it may materially increase the incentive fee on capital gains paid to the Adviser. The effect on the incentive fee on capital gains would be greater for acquired investments sold closer to the closing date of the applicable acquisition.

We may be unable to realize the benefits anticipated by our prior strategic acquisitions, including estimated cost savings, or it may take longer than anticipated to realize such benefits.

The realization of certain benefits anticipated as a result of our prior strategic acquisitions, including the GARS Acquisition, HCAP Acquisition and LRFC Acquisition, will depend in part on the integration of such companies’ investment portfolio with ours and the integration of their business. There can be no assurance that the investment portfolio or business of any such companies can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of such companies’ investment portfolio to perform as expected, could have a material adverse effect on our results of operations.

We also expect to achieve certain cost savings from our prior strategic acquisitions, including the GARS Acquisition, HCAP Acquisition and LRFC Acquisition, when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of us and such companies in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the investment portfolio or business of any such companies with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

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

The United States and global capital markets may, from time to time, experience periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions or general volatility in the financial markets. For example, over the past few years, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. Global financial markets have experienced heighted volatility in recent periods, and we cannot assure you that these market conditions will not continue or worsen in the future, including as a result of economic and political events in or affecting the world’s major economies.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the United States and global financial markets and economic conditions. Several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, the Adviser and the Administrator may expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. There is a risk that our confidential information, including material non-public information, trade secrets, or personal information, could be inputted into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, the

Adviser or the Administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BCIC.” As of March 2, 2026, there were approximately 58 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

PRICE RANGE OF COMMON STOCK

The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices(2)		of High Sale	of Low Sale
Period	NAV(1)	High	Low	Price to NAV(3)	Price to NAV(3)
First quarter of 2026 (as of March 2, 2026)	*	$12.71	$11.18	*	*
Fourth quarter of 2025	$16.68	$13.50	$11.12	(19.05)%	(33.32)%
Third quarter of 2025	$17.55	$12.94	$11.50	(26.27)%	(34.47)%
Second quarter of 2025	$17.89	$14.36	$11.48	(19.73)%	(35.83)%
First quarter of 2025	$18.85	$17.51	$14.15	(7.11)%	(24.93)%
Fourth quarter of 2024	$19.41	$18.70	$16.28	(3.66)%	(16.13)%
Third quarter of 2024	$20.36	$19.86	$18.15	(2.47)%	(10.87)%
Second quarter of 2024	$21.21	$20.49	$18.97	(3.40)%	(10.57)%
First quarter of 2024	$22.57	$19.50	$18.20	(13.59)%	(19.35)%

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

On March 2, 2026, the reported closing sales price of our common stock was $11.58 per share.

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

DIVIDEND POLICY

We intend to continue to make monthly or quarterly distributions to our stockholders. Our distributions, if any, will be determined by our Board. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) 100% of any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no corporate tax. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2025. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph Cumulative

Total Return Since Initial Public Offering(1)

(1)
Total return includes reinvestment of distributions through December 31, 2025. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad-based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)(1)
January 1, 2025 through January 31, 2025	—	$—	—	$6,995
February 1, 2025 through February 29, 2025	—	—	—	6,995
March 1, 2025 through March 31, 2025	—	—	—	10,000
April 1, 2025 through April 30, 2025	—	—	—	10,000
May 1, 2025 through May 31, 2025	—	—	—	10,000
June 1, 2025 through June 30, 2025	—	—	—	10,000
July 1, 2025 through July 31, 2025	—	—	—	10,000
August 1, 2025 through August 31, 2025	—	—	—	10,000
September 1, 2025 through September 30, 2025	20,573	12.17	20,573	9,750
October 1, 2025 through October 31, 2025	95,331	11.59	95,331	8,645
November 1, 2025 through November 30, 2025(2)	16,584	12.02	16,584	17,445
December 1, 2025 through December 31, 2025(2)	668,404	13.61	668,404	8,349
Total	800,892		800,892

(1)
On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. On March 12, 2025, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.
(2)
On November 12, 2025, the Company executed a Tender Offer Statement on Schedule TO which related to the tender offer by (i) the Company and (ii) several Directors, Officers and Affiliated Persons (collectively, with the Company, the “Offeror Group”), to purchase, severally, and not jointly, for cash up to $9.0 million in the aggregate of shares of the Company’s common stock, $0.01 par value per share, of which the Company intended to purchase approximately $7.6 million, at a price per share specified by the tendering stockholders of not less than $13.63 and not more than $14.93 in cash. The Tender Offer was executed on December 12, 2025 whereby the Company repurchased 557,960 shares at a purchase price of approximately $7.6 million. The remaining 102,344 shares purchased during the Tender Offer were purchased by directors and officers of the Company and officers of entities affiliated with the Adviser for approximately $1.4 million.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2025, we issued 19,729 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 — “Stockholders’ Equity” of our notes to the consolidated financial statements included herein.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Cautionary Statement Concerning Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

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

We originate, structure, and invest in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively the, “Debt Securities Portfolio”). We also invest in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time we may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with our debt investments.

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10.0 million to $50.0 million and/or total debt of $25.0 million to $150.0 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

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

The Externalization

On April 1, 2019 (the “Closing”), we became externally managed (the “Externalization”) by the Adviser, pursuant to a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners. In connection with the Externalization, our stockholders approved an investment advisory agreement (the “Advisory Agreement”) with the Adviser. See “Advisory Agreement” below.

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25.0 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) agreed to use up to $10.0 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In November 2020, the Adviser purchased approximately $0.6 million newly issued shares of our common stock in connection therewith, and in May 2021, the Adviser purchased approximately $4.0 million of newly issued shares of our common stock in connection therewith. In both cases, the shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Adviser to use incentive fees to purchase shares expired on April 1, 2021. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction, the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (the “Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the merger agreement for the HCAP Acquisition, dated December 23, 2020, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

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

Under the terms of the LRFC Merger Agreement, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company with cash paid (without interest) in lieu of fractional shares. As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC. Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for further discussion of the LRFC Acquisition. The LRFC Acquisition was accounted for as an asset acquisition under ASC 805-50 rather than as a business combination. The total purchase consideration, consisting of shares of common stock issued and capitalized transaction costs, was measured at fair value as of the closing date of the LRFC Acquisition. The total cost of approximately $52.8 million was allocated to LRFC’s identifiable assets and liabilities on a relative-fair-value basis, resulting in a purchase discount of $20.9 million. No goodwill was recognized. The purchase discount was allocated to investment assets and is reflected as day-one unrealized appreciation, consistent with ASC 946 and ASC 820.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, investments in joint ventures, and investments in CLO Fund Securities.

Total portfolio investment activity (excluding activity in short-term investments) for the years ended December 31, 2025, 2024 and 2023 was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value at December 31, 2022	$401,113	$74,009	$43	$21,905	$20,453	$58,955	$—	$576,478
Purchases / originations / draws	50,109	952	—	7,867	—	7,564	—	66,492
Pay-downs / pay-offs / sales	(117,244)	(32,968)	5,567	(8,770)	(2,097)	(4,999)	—	(160,511)
Net accretion of interest	6,332	650	—	—	1,998	—	—	8,980
Net realized gain (loss) on investments	(3,633)	(1,151)	—	3,334	(25,446)	—	—	(26,896)
Net change in unrealized appreciation (depreciation) on investments	(78)	(238)	(4,386)	(3,803)	14,060	(2,233)	—	3,322
Fair Value at December 31, 2023	$336,599	$41,254	$1,224	$20,533	$8,968	$59,287	$—	$467,865
Purchases / originations / draws	70,343	2,361	997	7,173	—	5,733	—	86,607
Pay-downs / pay-offs / sales	(101,614)	(10,526)	(510)	78	(2,722)	(10,401)	—	(125,695)
Net accretion of interest	2,991	116	—	—	1,511	—	—	4,618
Net realized gain (loss) on investments	(11,908)	(7,868)	(417)	(6,611)	(2,576)	—	—	(29,380)
Net change in unrealized appreciation (depreciation) on investments	(6,454)	3,659	446	3,589	12	(466)	220	1,006
Fair Value at December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / originations / draws	53,621	6,251	134	2,767	—	5,637	—	68,410
Acquired as part of the LRFC Acquisition(1)	106,595	8,558	20,207	14,521	549	2,964	—	153,394
Pay-downs / pay-offs / sales	(106,051)	(509)	(26)	(2,721)	(2,420)	(9,584)	—	(121,311)
Net accretion of interest	8,278	629	1,043	—	371	—	—	10,321
Net realized gain (loss) on investments	(13,560)	(46)	(1,931)	(2,076)	(2,434)	(1,360)	—	(21,407)
Net change in unrealized appreciation (depreciation) on investments	5,286	(1,696)	4,172	1,940	530	(3,645)	(40)	6,547
Fair Value at December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$48,165	$180	$500,975

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

The following table shows the Company’s portfolio by security type at December 31, 2025 and December 31, 2024:

($ in thousands)	December 31, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$360,556	$344,126	68.7%	$311,673	$289,957	71.6%
Second Lien Debt	49,777	42,183	8.4%	34,892	28,996	7.2%
Subordinated Debt	27,487	25,339	5.1%	8,059	1,740	0.4%
Collateralized Loan Obligations	1,381	1,789	0.4%	5,318	5,193	1.3%
Joint Ventures	64,403	48,165	9.6%	66,747	54,153	13.4%
Equity	44,413	39,193	7.8%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	180	0.0%	31	220	—
Total	$565,839	$500,975	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2025 and December 31, 2024, for our investment portfolio was as follows:

($ in thousands)	December 31, 2025			December 31, 2024
Industry Classification(2)	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Software	$75,864	$62,850	12.5%	$68,933	$59,500	14.7%
Health Care Providers & Services	58,717	61,024	12.2%	33,602	34,249	8.5%
Financial Services	53,013	53,424	10.7%	60,686	59,276	14.6%
Joint Venture	64,403	48,165	9.6%	66,747	54,153	13.4%
IT Services	34,738	36,812	7.3%	15,255	15,477	3.8%
Diversified Consumer Services	28,543	25,933	5.2%	25,208	24,620	6.1%
Commercial Services & Supplies	22,368	23,274	4.6%	24,596	24,801	6.1%
Interactive Media & Services	17,781	19,000	3.8%	2,277	2,217	0.5%
Leisure Products	15,412	16,311	3.2%	8,277	8,618	2.1%
Media	17,252	15,617	3.1%	19,357	13,314	3.3%
Aerospace & Defense	14,468	14,664	2.9%	11,403	11,390	2.8%
Textiles, Apparel & Luxury Goods	10,776	14,059	2.8%	11,705	13,608	3.4%
Food Products	8,417	8,802	1.8%	6,719	5,833	1.4%
Health Care Technology	8,289	7,448	1.5%	2,617	2,218	0.5%
Ground Transportation	7,319	7,352	1.5%	7,410	7,470	1.8%
Beverages	6,596	7,158	1.4%	—	—	0.0%
Trading Companies & Distributors	6,688	6,946	1.4%	10,091	3,898	1.0%
Household Products	7,055	6,511	1.3%	6,258	4,384	1.1%
Capital Markets	6,143	6,002	1.2%	1,378	1,377	0.3%
Household Durables	6,083	5,952	1.2%	5,852	6,235	1.5%
Machinery	6,451	5,798	1.2%	2,817	2,649	0.7%
Professional Services	5,410	5,509	1.1%	1,432	1,430	0.4%
Consumer Staples Distribution & Retail	5,827	5,132	1.0%	5,844	5,779	1.4%
Health Care Equipment & Supplies	6,804	5,103	1.0%	7,663	5,405	1.3%
Electronic Equipment, Instruments & Components	4,375	4,734	0.9%	—	—	0.0%
Automobile Components	4,539	4,477	0.9%	—	—	0.0%
Metals & Mining	10,445	4,150	0.8%	9,950	5,103	1.3%
Personal Care Products	3,511	3,948	0.8%	—	—	0.0%
Containers & Packaging	2,724	2,568	0.5%	12,863	12,330	3.0%
Hotels, Restaurants & Leisure	7,716	2,263	0.5%	7,006	2,205	0.5%
CLO Fund Securities	1,381	1,789	0.4%	5,318	5,193	1.3%
Technology Hardware, Storage & Peripherals	1,407	1,308	0.3%	1,873	1,728	0.4%
Electrical Equipment	1,250	1,271	0.3%	—	—	0.0%
Diversified Telecommunication Services	675	1,146	0.2%	675	805	0.2%
Communications Equipment	1,020	1,116	0.2%	—	—	0.0%
Specialty Retail	7,469	967	0.2%	10,708	7,332	1.8%
Transportation Infrastructure	2,346	952	0.2%	1,406	1,133	0.3%
Energy Equipment & Services	394	611	0.1%	—	—	0.0%
Building Products	1,500	505	0.1%	1,500	967	0.2%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Broadline Retail	1,689	—	0.0%	—	—	0.0%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	25	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$565,839	$500,975	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.
(2)
The presentation of this table for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

Debt Securities Portfolio

At December 31, 2025 and December 31, 2024, our Debt Securities Portfolio had a weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) of approximately 12.9% and 11.3%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) at December 31, 2025 was spread across 34 different industries and 74 different portfolio companies with a fair value of approximately $411.6 million and average par balance per investment of approximately $3.5 million. The debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) at December 31, 2024 was spread across 30 different industries and 93 different portfolio companies with a fair value of approximately $320.7 million and average par balance per investment of approximately $2.5 million. Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our investments were on non-accrual status, which were attributable to ten portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. As of December 31, 2024, six of our investments were on non-accrual status, which were attributable to five portfolio companies.

Asset Manager Affiliates

As of December 31, 2025, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of December 31, 2025, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2025 and December 31, 2024, the fair value of the CLO Fund Securities was $1.8 million and $5.2 million, respectively.

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

Our CLO Fund Securities as of December 31, 2025 and December 31, 2024 were as follows:

($ in thousands)		December 31, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	112	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	121	81.7%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,556	81.7%	1,467	1,467	57.2%
Total		$1,381	$1,789		$5,318	$5,193

(1)
Represents percentage of class held as of December 31, 2025 and December 31, 2024, respectively.

Investment in Joint Ventures

KCAP Freedom 3 LLC

During the third quarter of 2017, we and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The fund capitalized by the F3C Joint Venture invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for such fund.

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

We have determined that the F3C Joint Venture is an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”): Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

The fair value of the Company’s investment in the F3C Joint Venture as of December 31, 2025 and December 31, 2024 was $10.7 million and $13.0 million, respectively.

Great Lakes Funding II LLC

In August 2022, we invested in Series A (“Series A”) of Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture, the “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. We treat our investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture through a board of managers.

The Great Lakes II Joint Venture is a Delaware series limited liability company. Pursuant to the terms of the limited liability company agreement of the Great Lakes II Joint Venture dated as of July 29, 2022 (as amended, restated, supplemented, or otherwise modified from time to time, the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series may be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any investment advisory fees in connection with its investment in the Great Lakes II Joint Venture.

On August 1, 2025, pursuant to the Great Lakes II LLC Agreement, the Company elected to participate in a rollover transaction from Series A of Great Lakes II Joint Venture to Series B (“Series B”) of Great Lakes II Joint Venture. As part of the transaction, the portion of the Company’s remaining unfunded commitment in Series A became the Company’s remaining unfunded commitment in Series B, thus reducing the Company’s remaining unfunded commitment in Series A to zero. In connection with the rollover transaction, Series A transferred to Series B a pro rata portion of the underlying portfolio assets held by Series A that corresponded to the interest of the members of Series A who elected to participate in the transaction in addition to a pro rata portion of the principal outstanding under Great Lakes II Joint Venture’s credit facility.

The fair value of our investment in the Great Lakes II Joint Venture at December 31, 2025 and December 31, 2024 was $37.5 million and $41.1 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820: Fair Value Measurement (“ASC 820”). Pursuant to the terms of the Great Lakes II LLC Agreement, we generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon our interests in the Great Lakes II Joint Venture, except that we may sell or otherwise transfer our interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of our assets.

As of December 31, 2025 and December 31, 2024, the Company had an unfunded commitment of $12.6 million to Series B and $8.2 million to Series A, respectively.

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2025, 2024 and 2023.

Revenue

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$42,204	$45,036	$55,675
Non-controlled affiliated investments	3,604	1,859	2,728
Total interest income	45,808	46,895	58,403
Payment-in-kind income:
Non-controlled/non-affiliated investments	9,737	7,472	6,662
Non-controlled affiliated investments	786	714	406
Controlled affiliated investments	—	—	—
Total payment-in-kind income	10,523	8,186	7,068
Dividend income:
Non-controlled affiliated investments	4,327	6,576	6,764
Controlled affiliated investments	—	—	2,184
Total dividend income	4,327	6,576	8,948
Fees and other income:
Non-controlled/non-affiliated investments	411	775	1,882
Non-controlled affiliated investments	83	—	14
Total fees and other income	494	775	1,896
Total investment income	$61,152	$62,432	$76,315

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. For the years ended December 31, 2025, 2024 and 2023, total investment income was approximately $61.2 million, $62.4 million and $76.3 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the years ended December 31, 2025, 2024 and 2023, approximately $55.1 million, $52.6 million and $63.5 million, respectively, of interest income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. The increase in interest income is primarily driven by funding activity and asset acquisitions related to the Debt Securities Portfolio.

For the years ended December 31, 2025, 2024, and 2023, the weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) on our interest earning Debt Securities Portfolio was approximately 12.9%, 11.3%, and 12.5%, respectively.

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

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest income, excluding CLO income and purchase discount accretion	$38,543	$45,149	$54,631
Purchase discount accretion	6,895	235	1,774
PIK income	10,523	8,186	7,068
CLO income	370	1,511	1,998
Joint Venture income	4,327	6,576	8,948
Fees and other income	494	775	1,896
Investment Income	$61,152	$62,432	$76,315
Less: Purchase discount accretion	$(6,895)	$(235)	$(1,774)
Core Investment Income	$54,257	$62,197	$74,541

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

Investment Income on Investments in CLO Fund Securities. For the years ended December 31, 2025, 2024 and 2023, approximately $0.4 million, $1.5 million and $2.0 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40: Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in our U.S. GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by us during the period. As a RIC, we anticipate a timely distribution of our tax-basis taxable income.

Investments in Joint Ventures. For the years ended December 31, 2025, 2024 and 2023, we recognized $4.3 million, $6.6 million and $8.9 million, respectively, in investment income from our investments in Joint Ventures. As of December 31, 2025 and December 31, 2024, the fair value of our investments in Joint Ventures was approximately $48.2 million and $54.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the years ended December 31, 2025, 2024 and 2023, approximately $0.5 million, $0.8 million and $1.9 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
EXPENSES
Management fees	$6,584	$6,559	$7,452
Performance-based incentive fees	2,975	5,012	7,374
Interest and amortization of debt issuance costs	20,602	20,782	25,306
Professional fees	2,053	1,873	1,999
Administrative services expense	2,010	1,771	2,377
Directors’ expense	550	610	630
Other general and administrative expenses	1,434	1,781	1,713
Total expenses	$36,208	$38,388	$46,851
Expense reimbursement	—	—	(5,309)
Waiver of performance-based incentive fees	(188)	—	—
Net Expenses	$36,020	$38,388	$41,542

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

Total expenses for the years ended December 31, 2025, 2024 and 2023 were approximately $36.2 million, $38.4 million and $46.9 million, respectively. The decrease in total expenses for the year ended December 31, 2025, in comparison to the prior year, was primarily driven by a lower cost of debt capital as well as lower incentive fees.

Management Fees and Incentive Fees. Management fees for the years ended December 31, 2025, 2024 and 2023 were approximately $6.6 million, $6.6 million and $7.5 million, respectively. The increase of the management fees for the year ended December 31, 2025 from the comparable period in 2024 was primarily due to the increase in the average gross assets due to the LRFC Acquisition. The Company incurred incentive fees, excluding the impact of the incentive fee waiver, of $3.0 million, $5.0 million, and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net incentive fees including the incentive fee waiver were $2.8 million, $5.0 million, and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease of the incentive fees for the year ended December 31, 2025 from the comparable period in 2024 was primarily due to the decrease in the pre-incentive net investment income.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the years ended December 31, 2025, 2024 and 2023, interest expense and amortization of debt issuance costs for the period was approximately $20.6 million, $20.8 million and $25.3 million, respectively, on average debt outstanding of $298.2 million, $285.9 million, and $343.0 million, respectively.

Directors’ Expense. Directors’ expense for the years ended December 31, 2025, 2024 and 2023 was approximately $0.6 million, $0.6 million and $0.6 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs, and administrative services expense under the Administration Agreement and general administrative and other costs.

For the years ended December 31, 2025, 2024 and 2023, professional fees totaled approximately $2.1 million, $1.9 million and $2.0 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, administrative services expense was approximately $2.0 million, $1.8 million, and $2.4 million, respectively.

Other general and administrative expenses, which includes technology and other office and administrative expenses, totaled approximately $1.4 million, $1.8 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Net Investment Income

For the year ended December 31, 2025, net investment income was approximately $25.1 million, or $2.28 per basic share and $2.27 per diluted share, while tax-basis distributable income was $23.2 million, or $2.11 per basic share and $2.09 per diluted share. For the year ended December 31, 2024, net investment income was approximately $24.0 million, or $2.59 per basic and diluted share, while tax-basis distributable income was $26.5 million, or $2.86 per basic and diluted share. For the year ended December 31, 2023, net investment income was approximately $34.8 million, or $3.66 per basic and diluted share, while tax-basis distributable income was $29.4 million, or $3.09 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the consolidated statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). For the year ended December 31, 2025, the Company recognized $21.4 million of net realized losses on our portfolio investments. For the year ended December 31, 2024, the Company recognized $31.2 million of net realized losses on our portfolio investments. For the year ended December 31, 2023, the Company recognized $26.8 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Unrealized Gains (Losses) on Investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$7,093	$(2,446)	$6,696
Non-controlled affiliated investments	(5,235)	(4,085)	980
Controlled affiliated investments	4,729	7,317	(4,354)
Derivatives	(40)	220	—
Total net change in unrealized gain (loss) on investments	$6,547	$1,006	$3,322

During the year ended December 31, 2025, our total investments had net change in unrealized appreciation of approximately $6.5 million. Included in the net change in unrealized appreciation for the year ended December 31, 2025, are change in unrealized appreciation on CLO Fund Securities of approximately $0.5 million, change in unrealized appreciation on equity securities of approximately $1.9 million, change in unrealized depreciation of $3.6 million on our Joint Venture investments, as well as change in unrealized appreciation on our debt securities of approximately $7.8 million. The net change in unrealized gain was impacted by the net unrealized gain due to the purchase discount from the LRFC Acquisition across the portfolio companies that were acquired.

During the year ended December 31, 2024, our total investments had net change in unrealized appreciation of approximately $1.0 million. Included in the net change in unrealized depreciation for the year ended December 31, 2024 are change in unrealized appreciation on CLO Fund Securities of approximately $0.0 million, change in unrealized appreciation on equity securities of approximately $3.6 million, as well as change in unrealized depreciation of $0.5 million on our Joint Ventures investment. Change in unrealized depreciation on our debt securities was approximately $2.3 million. Change in unrealized appreciation (depreciation) on our derivative investments was approximately $0.2 million.

During the year ended December 31, 2023, our total investments had net change in unrealized depreciation of approximately $3.3 million. Included in the net change in unrealized depreciation for the year ended December 31, 2023 are change in unrealized depreciation on CLO Fund Securities of approximately $14.1 million, change in unrealized appreciation on equity securities of approximately $3.8 million, change in unrealized appreciation of $2.2 million on our Joint Ventures investment and change in unrealized depreciation on our debt securities of $4.7 million. Change in unrealized appreciation (depreciation) on our derivative investments was approximately $0.0 million.

Net Change in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the year ended December 31, 2025 was approximately $11.5 million, or $1.04 per basic and diluted share. The net decrease in net assets resulting from operations for the year ended December 31, 2024 was approximately $5.9 million, or $0.64 per basic and diluted share. The net increase in net assets resulting from operations for the year ended December 31, 2023 was approximately $11.4 million, or $1.20 per basic and diluted share.

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

As of December 31, 2025 and December 31, 2024, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$3,721	$17,532
Restricted Cash	8,782	22,421
First Lien Debt	344,126	289,957
Second Lien Debt	42,183	28,996
Subordinated Debt	25,339	1,740
Equity	39,193	24,762
Collateralized Loan Obligations	1,789	5,193
Joint Ventures	48,165	54,153
Derivatives	180	220
Total	$513,478	$444,974

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2025, we had approximately $312.3 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 167%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

On August 20, 2024, an optional redemption of the CLO occurred and all rated notes were repaid in full. As of December 31, 2024, no 2018-2 Secured Notes were outstanding. Accordingly, during 2024, the Company redeemed approximately $125.7 million of the par value of the 2018-2 Secured Notes. In connection therewith, the Company recognized a realized loss on extinguishment of approximately $0.7 million. There were no 2018-2 Secured Notes outstanding as of December 31, 2025.

4.875% Notes due 2026

During the second quarter of 2021, we issued $108.0 million aggregate principal amount of our 4.875% Notes due 2026. The net proceeds for the 4.875% Notes due 2026, after the payment of underwriting expenses, were approximately $104.6 million. Interest on the 4.875% Notes due 2026 is paid semi-annually on April 30 and October 30, at a rate of 4.875%. The 4.875% Notes due 2026 mature on April 30, 2026 and are general unsecured obligations. The indenture governing the 4.875% Notes due 2026 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. On October 14, 2025, the Company notified the trustee, U.S. Bank Trust Company, National Association, of its election to redeem in full the $108.0 million aggregate principal amount outstanding of its 4.875% Notes due 2026 and redemption occurred on November 13, 2025. The 4.875% Notes due 2026 were redeemed at par plus accrued interest which resulted in a loss of approximately $0.4 million.

2026 Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank Trust Company, National Association, as trustee, which supplements the base indenture, dated June 16, 2014. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through December 31, 2025. As of December 31, 2025, there was approximately $50.0 million of principal outstanding on the 2026 Notes.

2028 Notes Outstanding

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $34.1 million, which is net of a 1.5% discount and allocated deferred financing costs. The 2028 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2028. The indenture governing the 2028 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of December 31, 2025, there was approximately $35.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 2028 Notes.

2030 Notes Outstanding

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $72.5 million, which is net of a 2.25% discount and allocated deferred financing costs. The 2030 Notes bear interest at the rate of 7.75% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2030. The indenture governing the 2030 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of December 31, 2025, there was approximately $75.0 million of principal amount outstanding, and we were in compliance with all of our debt covenants on the 2030 Notes.

2032 Convertible Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes had a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on March 28, 2024, and commencing through the date of the financial statements, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through December 31, 2025. The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement. As of December 31, 2025, there was approximately $2.0 million of principal outstanding on the 2032 Convertible Notes.

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank Trust Company, National Association, serves as collateral agent, securities intermediary and collateral administrator, and the Company serves as portfolio manager under the Revolving Credit Facility.

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

The initial principal amount of the Revolving Credit Facility was $115.0 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215.0 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender.

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

As of December 31, 2025, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $107.6 million of principal amount of borrowings outstanding under the Revolving Credit Facility.

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, we succeeded to the obligations of LRFC under a senior secured revolving credit facility previously entered into by LRFC on October 30, 2020. In October 2020, CBL, a direct, wholly owned, consolidated subsidiary of LRFC, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and U.S. Bank Trust Company, National Association, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of December 31, 2025, the Company was in compliance with all of its debt covenants and there was approximately $42.7 million of principal amount of borrowings outstanding under the KeyBank Credit Facility.

Stockholder Distributions

We intend to continue to make monthly or quarterly distributions to our stockholders. To avoid certain excise taxes imposed on RICs, we generally endeavor to distribute during each calendar year an amount at least equal to the sum of:

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

We are also prohibited by the 1940 Act and the indentures governing our 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes from declaring dividends (except a dividend payable in our stock) or making distributions on our common stock, or purchasing any such stock, if, at the time of declaration or at the time of any such purchase, our asset coverage, as defined in the 1940 Act, is below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto of the 1940 Act, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and giving effect, in each case (i) to any exemptive relief granted to us by the SEC and (ii) to any no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table sets forth the quarterly distributions paid by us since 2023:

	Base Distribution per Share	Supplemental Distribution per Share	Declaration Date	Record Date	Pay Date
2025:
Fourth quarter	$0.47	$—	11/6/2025	11/17/2025	11/25/2025
Third quarter	0.47	0.02	8/7/2025	8/18/2025	8/29/2025
Second quarter	0.47	—	5/8/2025	5/19/2025	5/29/2025
First quarter	0.47	0.07	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$1.88	$0.09
2024:
Fourth quarter	$0.69	$—	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	—	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	—	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	—	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76	$—
2023:
Fourth quarter	$0.69	$—	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	—	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	—	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	—	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75	$—

Stock Repurchase Program

On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. On March 12, 2025, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the year ended December 31, 2025, the Company repurchased 140,588 shares, under the 2025 Stock Repurchase Program at an aggregate cost of approximately $1.6 million. During the year ended December 31, 2024, the Company repurchased 202,357 shares, under the 2024 Stock Repurchase Program and the 2023 Stock Repurchase Program at an aggregate cost of approximately $3.8 million.

Tender Offer

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct tender offers. Our tenders for shares of our common stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act.

On November 12, 2025, the Company, its management, and the Company’s affiliates commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $9.0 million of the Company’s common stock, $0.01 par value per share, at a price per share specified by the tendering stockholders of not less than $13.63 and not more than $14.93 in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 p.m. Eastern time on December 10, 2025. Of the total $9.0 million, $7.6 million was repurchased by the Company with the shares being retired. The remaining $1.4 million was purchased by directors and officers of the Company and officers of entities affiliated with the Adviser.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2025 and December 31, 2024, the Company had approximately $30.0 million and $27.2 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2025:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	$107,629	$107,629	$—	$—	$—
2026 Notes	50,000	50,000	—	—	—
2032 Convertible Notes	2,000	—	—	—	2,000
KeyBank Credit Facility	42,669	—	42,669	—	—
2028 Notes	35,000	—	35,000	—	—
2030 Notes	75,000	—	—	75,000	—
Total Contractual Obligations	$312,298	$157,629	$77,669	$75,000	$2,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 — “Significant Accounting Policies — Investments” to our consolidated financial statements included herein.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser pursuant to procedures approved by our Board. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board has designated our Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role our Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

See Note 4 – “Investments” to the consolidated financial statements included herein for the additional information about the level of market observability associated with investments carried at fair value.

We follow the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820, the FASB has issued various staff positions clarifying the initial standard (see Note 2 — “Significant Accounting Policies — Investments” to the consolidated financial statements included herein).

ASC 820 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

•
Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.
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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details.

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

U.S. GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period. For U.S. tax purposes, these CLO equity investments are generally treated as PFICs. Taxable income is provided on a PFIC statement, where income and capital gains are determined based on the U.S. shareholder’s proportionate ownership of the PFIC.

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

Recent Developments

On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 4, 2026, the Board of Directors of the Company authorized the transition of the Company’s distribution payment schedule from quarterly to monthly, beginning in April 2026. The modification to the distribution policy introduces a stable base distribution, which is anticipated to be sustainable across market cycles, and retains the potential for a quarterly supplemental distribution, which will approximate 50% of the net investment income in excess of the monthly base distributions to account for fluctuations in rates and spreads.

On March 5, 2026, the Company declared a quarterly base distribution of $0.32 per share of common stock. The distribution is payable on March 27, 2026 to stockholders of record at the close of business on March 16, 2026.

On March 5, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of April, May and June 2026. The April 2026 distribution is payable on April 30, 2026 to stockholders of record at the close of business on April 15, 2026. The May 2026 distribution is payable on May 29, 2026 to stockholders of record at the close of business on May 15, 2026. The June 2026 distribution is payable on June 30, 2026 to stockholders of record at the close of business on June 15, 2026.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of December 31, 2025, approximately 86.8% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 89.5% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2025, we had approximately $312.3 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.9%, of which $162.0 million par value had a fixed rate and $150.3 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities at December 31, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,117	$4,260	$6,442
Decrease in interest rate	$(2,075)	$(3,913)	$(4,704)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.3 million and $6.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately ($2.1) million. A decrease in interest rate of 2% and 3% would result in a decrease in net investment income of approximately ($3.9) million and ($4.7) million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

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

Management’s Report on Internal Control Over Financial Reporting.

General. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025 pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

RULE 10B5-1 TRADING PLANS

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stockholder Transaction Expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	$15.00	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	3.44%	(4)
Incentive fee payable under the Advisory Agreement (17.50% of net investment income and realized capital gains)	1.46%	(5)
Interest payments on borrowed funds	10.76%	(6)
Other expenses	3.16%	(7)
Acquired fund fees and expenses	5.77%	(8)
Total annual expenses	24.59%

(1)
In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load and other offering expenses to be borne by us and our stockholders.
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

(4)
Our base management fee is calculated at an annual rate of 1.50% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts; provided, however, that the base management fee will be 1.00% of the Company’s average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, that exceed the product of (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter. In calculating the base management fee, the Company utilized the expenses for the year ended December 31, 2025. The management fee reflected in the table is calculated by determining the ratio that the management fee bears to the Company’s net assets attributable to common stock (rather than its gross assets). The base management fees referenced in the table above are based on the management fees incurred for the year ended December 31, 2025.
(5)
Our incentive fee consists of two parts: (1) a portion based on our pre-incentive fee net investment income, or the Income-Based Fee, and (2) a portion based on the capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains fee, or the Capital Gains Fee. The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50% of capital gains computed net of all realized capital losses and gross unrealized capital depreciation. The incentive fees referenced in the table above are presented net of waivers and reflect amounts incurred for the year ended December 31, 2025.
(6)
“Interest payments on borrowed funds” represent the Company’s annualized interest and financing costs as reflected in the consolidated statement of operations for the year ended December 31, 2025 with respect to our Revolving Credit Facility, KeyBank Credit Facility, 4.875% Notes due 2026, 2026 Notes, 2032 Convertible Notes, 2028 Notes and 2030 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
“Other expenses” represent amounts as reflected in the consolidated statement of operations for the year ended December 31, 2025, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
(8)
“Acquired fund fees and expenses” are the indirect costs of investing in the Company’s joint ventures. The operating expenses in this fee table will not correlate to the expense ratio in the Company’s Financial Highlights because the consolidated financial statements include only the direct operating expenses incurred by the Company. Therefore, amounts may not agree with the Financial Highlights due to the inclusions in this table of Acquired Fund Fees and Expenses and certain other adjustments.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Years	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$231	$576	$807	$1,103
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$240	$592	$823	$1,110

(1)
Assumes we will not realize any capital gains computed net of all realized capital losses and gross unrealized capital depreciation in any of the periods indicated.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, the income incentive fee under the Advisory Agreement may not be earned or payable and is not included in the example. If we achieve sufficient returns on our investments to trigger an income incentive fee of a material amount, our expenses, and returns to our investors, would be higher.

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

Financial Highlights

The following tables contains financial highlights for the past ten years.

	For the Year Ended December 31,
	2025(4)	2024(4)	2023(4)	2022(4)	2021(4)
Per Share Data:
Net asset value, at beginning of period	$19.41	$22.76	$24.23	$28.88	$28.77
Net investment income(1)(7)	2.28	2.59	3.66	3.00	4.92
Net realized gains (losses) from investments(1)(7)	(1.96)	(3.36)	(2.81)	(3.24)	(0.50)
Net change in unrealized (depreciation) appreciation on investments(1)(7)	0.60	0.11	0.35	(1.86)	(0.99)
Realized gains (losses) from extinguishment of debt(1)	(0.03)	(0.07)	(0.04)	—	(0.21)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	0.15	0.09	0.04	(0.08)	(0.17)
Net (decrease) increase in net assets resulting from operations	$1.04	$(0.64)	$1.20	$(2.18)	$3.05
Net decrease in net assets resulting from distributions	(1.97)	(2.76)	(2.75)	(2.56)	(2.42)
Accretive effect of common stock repurchases	0.24	0.07	—	—	—
Issuance of common shares in connection with the LRFC Acquisition(4)	(2.01)	—	—	—	—
Issuance of common shares in connection with the debt conversion	(0.01)	—	—	—	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	(0.02)	0.08	0.09	(0.52)
Net asset value, end of period	$16.68	$19.41	$22.76	$24.23	$28.88
Total net asset value return(2)(8)	(0.20)%	(1.41)%	8.27%	(6.23)%	11.23%
Total market return(3)	(15.90)%	3.87%	(8.82)%	3.84%	43.64%
Ratio/Supplemental Data:
Per share market value at beginning of period	$16.34	$18.19	$23.00	$24.76	$19.10
Per share market value at end of period	$11.83	$16.34	$18.19	$23.00	$24.76
Shares outstanding at end of period	12,541,858	9,198,175	9,383,132	9,581,536	9,699,695
Net assets at end of period	$209,156	$178,493	$213,518	$232,123	$280,122
Portfolio turnover rate(5)	11.63%	17.76%	9.29%	28.26%	63.49%
Asset coverage ratio	166.97%	166.73%	164.55%	160.10%	178.00%
Ratio of net investment income to average net assets	13.13%	12.18%	15.80%	11.08%	16.72%
Ratio of total expenses to average net assets, excluding incentive fee waiver(8)	18.91%	19.45%	18.87%	15.62%	15.16%
Ratio of total net expenses to average net assets, including incentive fee waiver(8)	18.82%	19.45%	18.87%	15.62%	15.16%
Ratio of interest expense to average net assets	10.76%	10.53%	11.50%	6.79%	5.43%
Ratio of non-interest expenses to average net assets(8)	8.15%	8.92%	7.38%	8.83%	9.73%

	For the Year Ended December 31,
	2020(4)	2019(4)	2018(4)	2017(4)	2016(4)
Per Share Data:
Net asset value, at beginning of period	33.95	42.33	48.69	52.43	58.25
Net investment income(1)	3.40	0.82	2.70	2.95	4.99
Net realized gains (losses) from investments(1)	1.52	(4.16)	(4.40)	(1.87)	(1.66)
Net change in unrealized (depreciation) appreciation on investments(1)	1.36	0.30	(0.81)	0.90	(3.62)
Realized gains (losses) from extinguishment of debt(1)	0.04	(0.30)	(0.05)	(1.12)	—
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	—	—	—	—	—
Net (decrease) increase in net assets resulting from operations	$6.32	$(3.34)	$(2.56)	$0.86	$(0.29)
Net decrease in net assets resulting from distributions	(2.40)	(3.20)	(4.00)	(4.80)	(5.93)
Accretive effect of common stock repurchases	—	—	—	—	—
Issuance of common shares in connection with the LRFC Acquisition(4)	—	—	—	—	—
Issuance of common shares in connection with the debt conversion	—	—	—	—	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(9.10)	(1.84)	0.20	0.20	0.40
Net asset value, end of period	$28.77	$33.95	$42.33	$48.69	$52.43
Total net asset value return(2)(8)	(8.30)%	(12.10)%	(4.70)%	2.00%	0.20%
Total market return(3)	1.42%	(29.48)%	13.20%	(2.30)%	12.30%
Ratio/Supplemental Data:
Per share market value at beginning of period	$21.20	$34.60	$34.10	$39.80	$40.70
Per share market value at end of period	$19.10	$21.20	$34.60	$34.10	$39.80
Shares outstanding at end of period	7,516,423	4,482,968	3,732,685	3,733,922	3,717,829
Net assets at end of period	$216,264	$152,199	$158,021	$181,805	$194,925
Portfolio turnover rate(5)	55.70%	51.70%	38.30%	100.50%	34.30%
Asset coverage ratio	156.00%	195.00%	249.00%	271.00%	205.00%
Ratio of net investment income to average net assets	9.20%	2.00%	5.90%	5.80%	9.00%
Ratio of total expenses to average net assets, excluding incentive fee waiver(8)	14.30%	15.10%	10.10%	9.20%	8.60%
Ratio of total net expenses to average net assets, including incentive fee waiver(8)	14.00%	15.10%	10.10%	9.20%	8.60%
Ratio of interest expense to average net assets	5.60%	5.30%	4.40%	4.10%	4.30%
Ratio of non-interest expenses to average net assets(8)	8.40%	9.80%	5.70%	5.10%	4.20%

(1)
Based on weighted average number of common shares outstanding for the period.
(2)
Total net asset value return equals the change in the net asset value per share over the period plus distributions (including any return of capital), divided by the beginning net asset value per share.
(3)
Total market return equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
(4)
During the year ended December 31, 2025, the issuance of common shares in connection with the LRFC Acquisition reflects the incremental changes in net asset value resulting from the transaction. The issuance of common shares at a price below the net asset value per share decreases the net asset value per share. The amount shown under this caption represents the balancing figure derived from other amounts in the schedule. For a share outstanding throughout the period, the amount presented may not align with the issuance of common stock due to the timing of the Company’s share issuance.
(5)
Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(6)
Includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).
(7)
Includes the effect of the Purchase Accounting as a result of asset acquisitions. Please refer to Note 2 — “Significant Accounting Policies” and Note 11 — “LRFC Acquisition” for additional information on Purchase Accounting for the LRFC Acquisition.
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

To the shareholders and the Board of Directors of BCP Investment Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BCP Investment Corporation and subsidiaries (formerly known as Portman Ridge Finance Corporation) (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level III investments included the following, among others:

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

Accounting for the Merger with Logan Ridge Finance Corporation (“LRFC”) — Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company completed its merger with LRFC for the purchase price of $52.8 million of its common stock and transaction costs on July 15, 2025 (the “Merger”). The Company accounted for the merger as an asset acquisition under accounting principles generally accepted in the United States of America. The fair value of the consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the transaction.

We identified the accounting for the merger as a critical audit matter because it involved significant management judgment in determining the appropriate accounting treatment for the transaction, including the conclusion that the Merger should be accounted for as an asset acquisition, the determination of the fair value of the consideration transferred, and the allocation of such consideration to the assets acquired and liabilities assumed, including investments valued using significant unobservable inputs. This required a high degree of auditor judgement and extensive audit effort, when performing audit procedures on management’s accounting for the merger (“merger accounting”).

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of the merger accounting included the following, among others:

1.
We evaluated the design and implementation of management’s controls over the merger accounting including those related to the determination and application of appropriate accounting policies for the asset acquisition.
2.
We evaluated the appropriateness of the merger accounting based on the significant terms of the merger agreement, the determination of net asset value of LRFC on the merger date, and the allocation of the merger considerations to the assets acquired and liabilities assumed, including the Level III investments acquired through the merger.

/s/ Deloitte & Touche LLP

New York, New York

March 5, 2026

We have served as the Company’s auditor since 2021.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $433,213 and $358,153, respectively)	$409,735	$327,622
Non-controlled affiliated investments (amortized cost of $90,294 and $68,858, respectively)	80,585	64,384
Controlled affiliated investments (amortized cost of $42,332 and $49,421, respectively)	10,655	13,015
Total Investments at fair value (amortized cost of $565,839 and $476,432, respectively)	$500,975	$405,021
Cash and cash equivalents	3,721	17,532
Restricted cash	8,782	22,421
Interest receivable	5,793	6,088
Dividend receivable	845	1,367
Other assets	3,525	1,205
Total Assets	$523,641	$453,634
LIABILITIES
4.875% Notes due 2026 (net of deferred financing costs and original issue discount of $— and $1,017, respectively)	$—	$106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $825 and $1,322, respectively)	106,804	158,157
2026 Notes (net of deferred financing costs and original issue discount of $312 and $—, respectively)	49,688	—
2032 Convertible Notes (net of deferred financing costs and original issue discount of $102 and $—, respectively)	1,898	—
KeyBank Credit Facility (net of deferred financing costs of $904 and $—, respectively)	41,765	—
2028 Notes (net of deferred financing costs and original issue discount of $851 and $—, respectively)	34,149	—
2030 Notes (net of deferred financing costs and original issue discount of $2,423 and $—, respectively)	72,577	—
Management and incentive fees payable	1,865	2,713
Accounts payable, accrued expenses and other liabilities	1,714	3,007
Accrued interest payable	4,025	3,646
Due to affiliates	—	635
Total Liabilities	$314,485	$275,141
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 14,003,016 issued, and 12,541,858 outstanding at December 31, 2025, and 9,960,785 issued, and 9,198,175 outstanding at December 31, 2024	$125	$92
Capital in excess of par value	811,111	714,331
Total distributable (loss) earnings	(602,080)	(535,930)
Total Net Assets	$209,156	$178,493
Total Liabilities and Net Assets	$523,641	$453,634
Net Asset Value Per Common Share	$16.68	$19.41

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$42,204	$45,036	$55,675
Non-controlled affiliated investments	3,604	1,859	2,728
Total interest income	45,808	46,895	58,403
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	9,737	7,472	6,662
Non-controlled affiliated investments	786	714	406
Total payment-in-kind income	10,523	8,186	7,068
Dividend income:
Non-controlled affiliated investments	4,327	6,576	6,764
Controlled affiliated investments	—	—	2,184
Total dividend income	4,327	6,576	8,948
Fees and other income:
Non-controlled/non-affiliated investments	411	775	1,882
Non-controlled affiliated investments	83	—	14
Total fees and other income	494	775	1,896
Total investment income	$61,152	$62,432	$76,315
EXPENSES
Management fees	6,584	6,559	7,452
Performance-based incentive fees	2,975	5,012	7,374
Interest and amortization of debt issuance costs	20,602	20,782	25,306
Professional fees	2,053	1,873	1,999
Administrative services expense	2,010	1,771	2,377
Directors’ expense	550	610	630
Other general and administrative expenses	1,434	1,781	1,713
Total expenses	$36,208	$38,388	$46,851
Expense reimbursement	—	—	(5,309)
Waiver of performance-based incentive fees	(188)	—	—
Net expenses	36,020	38,388	41,542
NET INVESTMENT INCOME	$25,132	$24,044	$34,773
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(15,478)	$(23,205)	$(26,334)
Non-controlled affiliated investments	234	(1,334)	(399)
Controlled affiliated investments	(6,192)	(6,644)	(33)
Net realized gain (loss) on investments	(21,436)	(31,183)	(26,766)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	7,093	(2,446)	6,696
Non-controlled affiliated investments	(5,235)	(4,085)	980
Controlled affiliated investments	4,729	7,317	(4,354)
Derivatives	(40)	220	—
Net change in unrealized gain (loss) on investments	6,547	1,006	3,322
Tax (provision) benefit on realized and unrealized (gains) losses on investments	1,611	853	414
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(13,278)	(29,324)	(23,030)
Realized gains (losses) on extinguishment of debt	(362)	(655)	(362)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,492	$(5,935)	$11,381
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Net increase (decrease) in net assets per share resulting from operations – Basic (see Note 3)	$1.04	$(0.64)	$1.20
Weighted average common stock outstanding – Basic (see Note 3)	11,001,571	9,272,809	9,509,396
Net increase (decrease) in net assets per share resulting from operations – Diluted (see Note 3)	$1.04	$(0.64)	$1.20
Weighted average common stock outstanding – Diluted (see Note 3)	11,096,227	9,272,809	9,509,396
Net Investment Income Per Common Share:
Net investment income - Basic	$2.28	$2.59	$3.66
Net investment income - Diluted	$2.27	$2.59	$3.66

(1)
During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company received $0.1 million, $0.1 million and $0.6 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Operations:
Net investment income	$25,132	$24,044	$34,773
Net realized gain (loss) on investments	(21,436)	(31,183)	(26,766)
Net realized gain (loss) from extinguishment of debt	(362)	(655)	(362)
Net change in unrealized appreciation (depreciation) on investments	6,547	1,006	3,322
Tax (provision) benefit on realized and unrealized (gains) losses on investments	1,611	853	414
Net increase (decrease) in net assets resulting from operations	$11,492	$(5,935)	$11,381

Stockholder distributions:
Distributions declared	$(21,897)	$(25,582)	$(26,147)
Net decrease in net assets resulting from stockholder distributions	$(21,897)	$(25,582)	$(26,147)

Capital share transactions:
Issuance of common stock for:
Stock issued under dividend reinvestment plan	$254	$324	$516
Stock repurchases	(9,256)	(3,832)	(4,355)
Issuance of common shares in connection with the debt conversion	474	—	—
Issuance of common shares in connection with the LRFC Acquisition(1)	49,596	—	—
Net increase (decrease) in net assets resulting from capital share transactions	$41,068	$(3,508)	$(3,839)

Net assets at beginning of period	$178,493	$213,518	$232,123
Net assets at end of period	$209,156	$178,493	$213,518
Net asset value per common share	$16.68	$19.41	$22.76
Common shares outstanding at end of period	12,541,858	9,198,175	9,383,132

(1)
Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on the LRFC Acquisition.

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$11,492	$(5,935)	$11,381
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	21,436	31,183	26,896
Net change in unrealized (appreciation) depreciation from investments	(6,547)	(1,006)	(3,322)
Tax provision (benefit) on realized and unrealized gains (losses) on investments	(1,611)	(853)	—
Purchases of investments	(52,289)	(78,421)	(48,188)
Proceeds from sales and redemptions of investments	116,935	125,695	146,945
Net accretion of investments	(10,321)	(4,618)	(6,982)
Amortization of debt issuance costs	1,599	1,231	1,219
Net realized (gain) loss on extinguishment of debt	362	655	362
Payment-in-kind interest income	(11,209)	(8,186)	(7,068)
Cash acquired in LRFC Acquisition	7,085	—	—
Change in operating assets and liabilities(2):
(Increase) decrease in receivable for unsettled trades	—	573	822
(Increase) decrease in interest receivable	1,891	(926)	(1)
(Increase) decrease in dividend receivable	631	167	(604)
(Increase) decrease in other assets	(1,629)	(678)	183
Increase (decrease) in payable for unsettled trades	(1,960)	(520)	(756)
Increase (decrease) in accrued interest payable	(766)	(282)	206
Increase (decrease) in management and incentive fees payable	(1,771)	(1,440)	610
Increase (decrease) in due to affiliates	(635)	177	(442)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(6,043)	(182)	(362)
Net cash (used in) provided by operating activities	$66,650	$56,634	$120,899
FINANCING ACTIVITIES:
Debt issuance costs	$(1,159)	$(951)	$—
Offering costs	(318)	—	—
Repurchases of common stock	(9,256)	(3,832)	(4,355)
Distributions to stockholders	(21,643)	(25,258)	(25,631)
Repayment of 2018-2 Secured Notes	—	(125,683)	(52,480)
Repayment of Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	(59,850)	(10,000)	(55,500)
Repayment of KeyBank Credit Facility	(34,562)	—	—
Borrowings from Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	8,000	77,479	55,500
Borrowings from KeyBank Credit Facility	24,900	—	—
Repayment of 4.875% Notes	(108,000)	—	—
Proceeds from issuance of 2028 Notes	34,475	—	—
Proceeds from issuance of 2030 Notes	73,313	—	—
Net cash (used in) provided by financing activities	$(94,100)	$(88,245)	$(82,466)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(27,450)	$(31,611)	$38,433
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	39,953	71,564	33,131
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$12,503	$39,953	$71,564
Amounts per statements of assets and liabilities:
Cash and cash equivalents	$3,721	$17,532	$26,912
Restricted cash	8,782	22,421	44,652
Total Cash, Cash Equivalents and Restricted cash	$12,503	$39,953	$71,564
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$19,771	$19,833	$23,881
Reinvestment of distributions	254	324	516
Issuance of common stock on our convertible debt	474	—	—

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of non-cash activities:
LRFC Acquisition(1)
Non-cash assets acquired
Investments, at cost	$174,274	$—	$—
Interest receivable	1,601	—	—
Other assets	1,644	—	—
Total non-cash assets purchased	$177,519	$—	$—
Liabilities assumed
Debt	$103,181	$—	$—
Accounts payable and accrued expenses	7,754	—	—
Total liabilities assumed	$110,935	$—	$—
Issuance of common stock in connection with the LRFC Acquisition (net of offering costs of $404)	$49,596	$—	$—
Transaction costs	$3,192	$—	$—

(1)
On July 15, 2025, in connection with the LRFC Acquisition, the Company acquired net assets of $73.7 million for total purchase consideration of $52.8 million, of which $49.6 million was stock based, net of offering costs of $0.4 million. The total purchase consideration was inclusive of $3.2 million of transaction costs. Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on the LRFC Acquisition.
(2)
The changes in operating assets and liabilities have been adjusted for assets acquired and liabilities assumed as a result of the LRFC Acquisition. Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on the LRFC Acquisition.

T

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 195.9%
First Lien/Senior Secured Debt - 154.6%
Accurate Background, LLC	IT Services	9.93%	SOFR + 6.00%	1.00%	03/26/29	8,644	$8,031	$8,640	(13)
Advantage Capital Holdings LLC	Financial Services	13.00%	13.00%, 5.00% PIK	—	04/14/27	15,429	15,429	15,004	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	IT Services	8.97%	SOFR + 5.25%	1.00%	07/22/27	5,820	5,339	5,777	(13)
AMCP Pet Holdings, Inc.	Consumer Staples Distribution & Retail	10.99%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	4,802	4,784	4,214	(13)
AMCP Pet Holdings, Inc. (Revolver)	Consumer Staples Distribution & Retail	11.00%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	1,046	1,043	918
American Academy Holdings, LLC	Health Care Providers & Services	13.73%	SOFR + 9.75%, 5.25% PIK	3.25%	06/30/27	6,933	6,782	7,340	(13)
Ancile Solutions, Inc.	Software	13.97%	SOFR + 10.00%	1.00%	06/11/26	5,740	5,728	5,739	(13)
Anthem Sports & Entertainment Inc. (2025 Delayed Draw Term Loan)	Media	9.43%	SOFR + 5.50%, 9.43% PIK	1.00%	11/15/27	1,393	1,393	1,393
Anthem Sports & Entertainment Inc. (Hollywood Suites Delayed Draw Term Loan)	Media	9.43%	SOFR + 5.50%, 9.43% PIK	1.00%	11/15/27	4,318	4,318	4,318
Anthem Sports & Entertainment Inc. (Term Loan B)	Media	10.00% PIK	—	—	11/15/27	9,278	9,278	8,486
Anthem Sports & Entertainment Inc. (Term Loan C)	Media	—	—	—	11/15/27	8,783	935	—	(5)
Appfire Technologies, LLC	Software	8.42%	SOFR + 4.75%	1.00%	03/09/28	5,771	5,768	5,771	(13)
BetaNXT, Inc.	Financial Services	9.42%	SOFR + 5.75%	—	07/01/29	12,836	12,212	12,456	(13)
BetaNXT, Inc. (Revolver)	Financial Services	7.94%	SOFR + 4.25%	—	07/01/27	860	833	821	(20)
Bradshaw International Parent Corp.	Specialty Retail	9.57%	SOFR + 5.75%	1.00%	10/21/27	972	918	950	(13)
Bradshaw International Parent Corp. (Revolver)	Specialty Retail	—	SOFR + 5.75%	1.00%	10/21/26	—	(20)	(40)	(15)(20)
CB MIDCO, LLC	Diversified Consumer Services	—	—	—	09/27/27	4,014	3,794	1,380	(5)(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Health Care Providers & Services	8.47%	SOFR + 4.75%	1.00%	05/08/30	3,119	3,091	3,119	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Health Care Providers & Services	—	SOFR + 4.75%	1.00%	05/08/30	—	(5)	—	(15)(20)
Centric Brands Inc.	Textiles, Apparel & Luxury Goods	9.39%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Textiles, Apparel & Luxury Goods	10.39%	SOFR + 6.50%	1.00%	02/06/31	2,424	2,424	2,424	(13)
Centric Brands Inc. (Term Loan A2)	Textiles, Apparel & Luxury Goods	12.89%	SOFR + 9.00%, 11.89% PIK	1.00%	02/06/31	3,917	3,917	3,917
Colonnade Intermediate, LLC	Software	—	—	—	09/30/26	8,368	7,697	5,816	(5)
Colonnade Intermediate, LLC (Revolver)	Software	—	—	—	09/30/26	685	685	476	(5)
Datalink, LLC	Health Care Technology	—	—	—	11/23/26	8,261	6,123	4,987	(5)(13)
Dentive, LLC	Health Care Providers & Services	10.92%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	4,652	4,403	4,448	(13)
Dentive, LLC (Revolver)	Health Care Providers & Services	10.92%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	8	(4)	(2)	(15)(20)
Dodge Data & Analytics LLC	Professional Services	10.25%	SOFR + 6.25%	0.50%	01/31/29	653	647	657	(13)
Dodge Data & Analytics LLC (Second Out)	Professional Services	8.75%	SOFR + 4.75%	0.50%	02/28/29	905	805	730	(13)
Epic Staffing Group	Professional Services	9.73%	SOFR + 6.00%	0.50%	06/28/29	4,835	3,958	4,122	(13)
Florida Food Products, LLC First Lien, Term Loan A	Food Products	9.43%	SOFR + 5.50%	2.00%	10/15/30	2,022	1,984	2,014	(13)
Florida Food Products, LLC First Lien, Term Loan B	Food Products	9.43%	SOFR + 5.50%	2.00%	10/15/30	1,265	1,241	1,260	(13)
Florida Food Products, LLC First Lien, Term Loan C	Food Products	9.43%	SOFR + 5.50%	2.00%	10/15/30	717	704	714	(13)
Global Integrated Flooring Systems Inc.	Household Products	12.99%	SOFR + 9.00%, 6.00% PIK	—	12/31/26	6,430	5,717	4,747
Global Integrated Flooring Systems Inc. (Revolver)	Household Products	12.72%	SOFR + 9.00%, 6.00% PIK	—	12/31/26	52	46	39
GP Midco, LLC (Beauty by Imagination)	Personal Care Products	8.90%	SOFR + 5.00%	—	11/01/30	3,960	3,511	3,948	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan A	Software	9.01%	SOFR + 3.50%, 2.50% PIK	5.25%	06/21/26	6,374	6,170	3,713
HDC/HW Intermediate Holdings, LLC - Term Loan B	Software	—	—	—	06/21/26	3,825	764	—	(5)
Help Systems Holdings, Inc.	Technology Hardware, Storage & Peripherals	9.97%	SOFR + 6.00%	2.00%	05/19/29	1,440	1,407	1,308	(13)
IDC Infusion Services LLC	Health Care Providers & Services	10.37%	SOFR + 6.50%	1.00%	07/07/28	6,868	6,549	6,895	(13)
Ivanti Software, Inc.	Software	8.64%	SOFR + 4.75%	0.75%	06/01/29	994	899	831	(13)
Ivanti Software, Inc. - NewCo	Software	9.64%	SOFR + 5.75%	2.00%	06/01/29	735	696	761	(13)
Keg Logistics LLC	Diversified Consumer Services	10.73%	SOFR + 6.75%, 0.50% PIK	1.00%	10/06/26	19,078	18,382	18,817	(13)
Keg Logistics LLC (Revolver)	Diversified Consumer Services	10.75%	SOFR + 6.75%	1.00%	10/06/26	1,744	1,639	1,720
Live Comfortably Inc.	Household Durables	6.83%	SOFR + 3.00%	2.00%	09/20/27	6,239	6,083	5,952	(13)
MAG DS Corp.	Aerospace & Defense	9.27%	SOFR + 5.50%	1.00%	04/01/27	3,584	3,464	3,580	(13)
Metrc Inc.	Software	9.17%	SOFR + 5.50%	1.00%	09/30/31	2,360	2,233	2,230	(13)(20)

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2025

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Metrc Inc. (Revolver)	Software	—	SOFR + 5.50%	1.00%	09/30/31	—	$(57)	$(58)	(15)(20)
Middle West Spirits, LLC	Beverages	10.11%	SOFR + 6.25%	2.00%	04/23/30	6,176	5,728	6,056	(13)
Middle West Spirits, LLC (Revolver)	Beverages	—	SOFR + 6.25%	2.00%	04/23/30	—	(31)	(35)	(15)(20)
Money Transfer Acquisition Inc.	Financial Services	12.07%	SOFR + 8.25%	1.00%	12/14/27	14,027	13,309	13,957	(13)
Morae Global Corporation (Term Loan A)	IT Services	12.01%	SOFR + 8.00%	2.00%	10/31/28	4,969	4,519	4,880	(13)(20)
Morae Global Corporation (Term Loan B)	IT Services	12.02%	SOFR + 8.00%	2.00%	10/31/28	2,796	2,548	2,760	(13)
Morae Global Corporation (Revolver)	IT Services	12.04%	SOFR + 8.00%	2.00%	10/31/28	400	367	394	(20)
MSM Acquisitions, Inc.	Software	9.82%	SOFR + 6.00%	1.00%	12/09/26	10,003	9,991	8,541	(13)
Neptune Bidco US Inc.	Interactive Media & Services	9.03%	SOFR + 5.00%	0.50%	04/11/29	5,885	5,379	5,833	(13)
Neptune Bidco US Inc. (Term Loan A)	Interactive Media & Services	8.76%	SOFR + 4.75%	0.50%	10/11/28	2,977	2,730	2,945	(13)
Netwrix Corporation	Software	8.32%	SOFR + 4.50%	0.75%	06/09/29	4,205	4,193	4,175	(13)
Netwrix Corporation (Revolver)	Software	—	SOFR + 4.50%	0.75%	06/09/29	—	(6)	(8)	(15)(20)
Newbury Franklin Industrials, LLC	Trading Companies & Distributors	10.88%	SOFR + 7.00%	2.00%	12/11/29	7,082	6,688	6,946	(13)(20)
One Stop Mailing LLC	Ground Transportation	10.08%	SOFR + 6.25%	1.00%	04/29/27	7,352	7,319	7,352	(13)
Orthopaedic (ITC) Buyer, LLC	Health Care Providers & Services	8.67%	SOFR + 5.00%	1.00%	07/31/28	2,310	2,088	2,301	(13)
PMA Parent Holdings LLC	Capital Markets	8.42%	SOFR + 4.75%	0.75%	01/31/31	2,796	2,610	2,770	(13)
PMA Parent Holdings LLC (Revolver)	Capital Markets	—	SOFR + 4.75%	0.75%	01/31/31	—	(2)	(2)	(15)(20)
PhyNet Dermatology LLC	Health Care Providers & Services	10.38%	SOFR + 6.50%	1.00%	10/20/29	1,799	1,727	1,759	(13)
Pomeroy Technologies, LLC (Super Senior A)	Software	6.00% PIK	—	—	11/30/27	1,452	1,452	1,329
Premier Imaging, LLC	Health Care Equipment & Supplies	9.93%	SOFR + 6.00%	1.00%	03/31/26	5,981	5,751	5,018	(13)
Project Castle, Inc.	Machinery	9.36%	SOFR + 5.50%	0.50%	06/01/29	3,736	3,380	2,431	(13)
Project Leopard Holdings, Inc.	Software	9.19%	SOFR + 5.25%	0.50%	07/20/29	5,637	5,437	4,878	(13)
PVHC Holding Corp	Containers & Packaging	7.82%	SOFR + 4.00%	2.50%	02/17/27	2,725	2,724	2,568	(13)
Radius Aerospace, Inc.	Aerospace & Defense	10.07%	SOFR + 6.25%, 0.25% PIK	1.00%	03/29/27	5,469	5,464	5,447	(13)
Red Range Intermediate Inc.	Industrial Conglomerates	11.99%	SOFR + 8.00%	1.00%	10/01/29	324	324	324
Resolute Investment Managers, Inc.	Capital Markets	10.43%	SOFR + 6.50%	—	10/30/28	3,980	3,535	3,234
RN Enterprises, LLC	Health Care Technology	9.03%	SOFR + 5.25%	0.75%	10/17/31	2,461	2,166	2,461	(13)(20)
Shepherd Parent Holdings, LLC	Health Care Providers & Services	11.18%	SOFR + 7.25%	1.00%	07/10/30	1,776	1,615	1,770	(13)(20)
Shepherd Parent Holdings, LLC (Revolver)	Health Care Providers & Services	—	SOFR + 7.25%	1.00%	07/10/30	—	—	(1)	(15)(20)
South Street Securities Holdings, Inc	Financial Services	9.00%	—	—	09/20/27	3,600	3,344	3,312
Spark Buyer, LLC	Electrical Equipment	9.13%	SOFR + 5.25%	0.75%	10/15/31	1,414	1,250	1,271	(13)(20)
Spinrite, Inc.	Leisure Products	11.26%	SOFR + 7.50%	—	12/05/30	3,063	3,002	3,001	(13)
Spinrite, Inc. (Revolver)	Leisure Products	—	SOFR + 7.50%	—	12/05/30	—	(9)	(9)	(15)(20)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation Infrastructure	—	—	—	10/03/29	2,923	1,607	856	(5)(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation Infrastructure	—	—	—	10/03/29	2,181	739	96	(5)(13)
Sundance Holdings Group, LLC	Specialty Retail	—	—	—	06/30/25	6,689	6,571	57	(5)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	9.92%	SOFR + 6.25%	1.00%	12/05/28	10,222	9,672	10,222	(13)
TA/WEG Holdings, LLC (Revolver)	Financial Services	—	SOFR + 6.25%	1.00%	10/02/28	—	(1)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace & Defense	11.52%	SOFR + 7.50%	1.00%	12/22/28	4,307	4,067	4,265	(20)(13)
Taoglas Group Holdings Limited	Electronic Equipment, Instruments & Components	10.92%	SOFR + 7.25%	1.00%	02/28/29	2,290	2,026	2,266	(7)(13)
Taoglas Group Holdings Limited (Revolver)	Electronic Equipment, Instruments & Components	11.03%	SOFR + 7.25%	1.00%	02/28/29	610	543	603	(7)(13)(20)
Taoglas USA Holdings Inc.	Electronic Equipment, Instruments & Components	10.92%	SOFR + 7.25%	1.00%	02/28/29	1,631	1,611	1,613	(13)
Validity, Inc.	Software	9.18%	SOFR + 5.25%	—	04/12/32	1,990	1,735	1,977	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Health Care Providers & Services	10.49%	SOFR + 6.50%	2.00%	06/14/28	6,520	6,333	6,520	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Health Care Providers & Services	10.46%	SOFR + 6.50%	2.00%	06/14/28	887	869	887
VTX Intermediate Holdings, Inc.	IT Services	11.98%	SOFR + 8.00%, 1.00% PIK	2.00%	12/12/29	10,349	9,729	10,220	(13)
Total First Lien/Senior Secured Debt							339,520	323,261
Second Lien/Senior Secured Debt - 18.3%
American Academy Holdings, LLC	Health Care Providers & Services	14.50% PIK	—	—	03/01/28	13,351	12,742	13,151
BLST Operating Company, LLC	Broadline Retail	—	—	—	01/31/26	1,314	1,134	—	(5)(13)
Confluence Technologies, Inc.	Software	10.50%	SOFR + 6.50%, 6.50% PIK	0.50%	07/30/29	4,200	4,187	3,517	(13)
Dcert Buyer, Inc.	Software	10.72%	SOFR + 7.00%	—	02/16/29	5,400	5,395	4,887	(13)
Florida Food Products, LLC Second Lien, Term Loan A	Food Products	9.05%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,560	2,373	2,545	(13)
Florida Food Products, LLC Second Lien, Term Loan B	Food Products	9.05%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,173	2,115	2,269	(13)
Idera, Inc.	IT Services	10.75%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,016	1,781	(13)
Ivanti Software, Inc.	Software	11.40%	SOFR + 7.25%	0.50%	06/01/29	9,090	7,729	3,800	(13)
Project Leopard Holdings, Inc.	Software	11.59%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,942	4,475	(13)
VTX Intermediate Holdings, Inc.	IT Services	12.50% PIK	—	—	12/12/30	1,941	1,804	1,888
Total Second Lien/Senior Secured Debt							44,437	38,313

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2025

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Subordinated Debt - 12.1%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	06/14/28	1,030	$994	$1,025
Eastport Holdings, LLC	Commercial Services & Supplies	12.55%	SOFR + 8.50%	1.00%	09/29/27	19,250	17,430	19,250	(13)
Lucky Bucks Holdings LLC	Hotels, Restaurants & Leisure	—	—	—	05/29/28	8,762	5,992	1,697	(5)
Tubular Textile Machinery, Inc.	Machinery	5.00%	—	—	10/29/27	5,224	3,071	3,367
Total Subordinated Debt							27,487	25,339
Collateralized Loan Obligations - 0.1%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	—	—	—	04/20/30	15,161	—	—	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	—	—	—	10/27/31	10,000	112	112	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	—	—	—	11/01/28	3,250	—	—	(3)(7)(10)
Total Collateralized Loan Obligations							112	112
Preferred Stock and Units - 4.0%
4L Ultimate Topco Corporation	Commercial Services & Supplies	—	—	—	—	321	29	—
AAPC Holdings, LLC	Health Care Providers & Services	18.00% PIK	—	—	—	248,474	166	488	(9)(22)(25)
Aperture Dodge 18 LLC	Financial Services	—	—	—	—	5,163,101	4,566	3,235
BMP Slappey Holdco, LLC	Diversified Telecommunication Services	—	—	—	—	200,000	467	793	(21)
BMP Slappey Investment II	Diversified Telecommunication Services	—	—	—	—	88,946	208	353	(21)
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,185,909	1,186	1,423	(22)
Middle West Spirits, LLC	Beverages	10.00% PIK	—	—	—	940,522	885	1,079	(25)
Prosper Marketplace	Household Products	—	—	—	—	912,865	279	324	(6)
Taylor Precision Products, Inc. - Series C	Household Products	—	—	—	—	379	667	758
Total Preferred Stock and Units							8,453	8,453
Common Stock and Membership Units - 6.7%
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	0.13	264	780	(9)(22)
Advantage Capital Holdings LLC - Class A Units	Financial Services	—	—	—	—	822	500	1,580	(22)
AIP Capital, LLC	Financial Services	—	—	—	—	85	35	35	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Oil, Gas & Consumable Fuels	—	—	—	—	0.1	—	—	(11)
BLST Operating Company, LLC - Class A	Broadline Retail	—	—	—	—	217,013	555	—	(9)
BGPT Maverick, L.P. (Metrc Inc.)	Communications Equipment	—	—	—	—	1,020,408	1,020	1,116
Carestream Health Holdings, Inc.	Health Care Equipment & Supplies	—	—	—	—	4,099	53	85
Centric Brands, L.P.	Textiles, Apparel & Luxury Goods	—	—	—	—	81,770	746	4,029
DxTx Pain and Spine LLC	Health Care Providers & Services	—	—	—	—	217,479	381	430	(9)(22)
Everyware Global, Inc.	Household Products	—	—	—	—	1,085,565	346	643	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Building Products	—	—	—	—	100	1,500	505	(3)(7)
Freedom Electronics, LLC	Electronic Equipment, Instruments & Components	—	—	—	—	181,818	195	252	(9)
Fusion Connect, Inc.	Wireless Telecommunication Services	—	—	—	—	14	866	—	(13)
Fusion Connect, Inc. - Warrant	Wireless Telecommunication Services	—	—	—	—	811,572	—	—
Fusion Parent, LLC (fka Franchise Group Inc.)	Diversified Consumer Services	—	—	—	—	62,378	1,550	1,488
HDC/HW Holdings, LLC	Software	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotels, Restaurants & Leisure	—	—	—	—	146,589	1,724	566	(13)
Live Comfortably Inc.	Household Durables	—	—	—	—	2,846	—	—	(13)
Middle West Spirits, LLC	Beverages	—	—	—	—	91	14	58
Morae Global Holdings Inc. - Warrant	IT Services	—	—	—	—	1,625	376	466
Ohene Holdings B.V. - Warrant	IT Services	—	—	—	—	4	—	—	(3)(7)
Roscoe Investors, LLC - Class A	Health Care Equipment & Supplies	—	—	—	—	10,000	1,000	—
South Street Securities Holdings, Inc - Warrant	Financial Services	—	—	—	—	4,533	514	618
Sundance Holdings Group, LLC	Specialty Retail	—	—	—	—	14,603	—	—
Swift Aggregator LLC (formerly GA Communications, Inc.)	Media	—	—	—	—	1,363,451	1,251	1,420
VTX Holdings LLC - Series C	IT Services	—	—	—	—	882,504	9	6
Workplace Holdings LLC (Pomeroy Technologies, LLC)	Software	—	—	—	—	950	228	—
World Business Lenders, LLC	Financial Services	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							13,173	14,077

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2025

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Derivatives - 0.1% (19)
Advantage Capital Holdings LLC	Financial Services	—	—	—	—	164	$—	$180	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,166,667	—	—	(7)(20)(22)
HDNet Holdco LLC (Anthem)	Media	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	180
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							433,213	409,735
Investments in Affiliate Portfolio Companies - 38.5% (17)
First Lien/Senior Secured Debt - 10.0%
American Clinical Solutions, LLC	Health Care Providers & Services	10.82%	SOFR + 7.00%, 3.82% PIK	1.00%	06/30/26	7,943	6,171	5,084
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	12/31/25	5,030	4,018	4,632	(5)
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Diversified Consumer Services	12.59%	SOFR + 8.50%	2.00%	05/31/29	2,005	1,977	1,855	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Diversified Consumer Services	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(13)	(15)(20)
Riddell, Inc.	Leisure Products	9.74%	SOFR + 6.00%	1.00%	03/29/29	9,306	8,873	9,307	(13)
Total First Lien/Senior Secured Debt							21,036	20,865
Second Lien/Senior Secured Debt - 1.9%
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	12/31/25	480	340	—	(5)
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,483
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	387
Total Second Lien/Senior Secured Debt							5,340	3,870
Collateralized Loan Obligations - 0.8%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	26,298	230	121	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	24,394	1,039	1,556	(3)(7)(10)
Total Collateralized Loan Obligations							1,269	1,677
Joint Ventures - 17.9%
Series B - Great Lakes Funding II LLC	Joint Venture	—	—	—	—	39,862	39,862	37,510	(7)(20)(26)
Total Joint Ventures							39,862	37,510
Preferred Stock and Units - 3.8%
American Clinical Solutions, LLC - Class A	Health Care Providers & Services	—	—	—	—	20,964,483	—	—	(9)
EBSC Holdings LLC (Riddell, Inc.)	Leisure Products	10.00% PIK	—	—	—	3,566	3,546	4,012	(9)(25)
GreenPark Infrastructure, LLC - Series A	Commercial Services & Supplies	—	—	—	—	1,400	676	700	(22)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	1,000	—	—	(9)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	5,445	5,445	280
Phoenix Aviation Capital, LLC	Aerospace & Defense	—	—	—	—	1,281,657	1,086	1,130	(22)(25)
Princeton Medspa Partners, LLC	Diversified Consumer Services	12.50% PIK	—	—	—	1,202,973	1,203	676	(22)(25)
Westshore RAM, LLC - Class A	Financial Services	—	—	—	—	86,000	1,278	1,201	(25)
Total Preferred Stock and Units							13,234	7,999
Common Stock and Membership Units - 4.1%
Burgaflex Holdings, LLC - Class A	Automobile Components	—	—	—	—	1,253,198	2,656	2,333	(9)
Burgaflex Holdings, LLC - Class B	Automobile Components	—	—	—	—	1,085,073	1,883	2,144	(9)
GreenPark Infrastructure, LLC - Series M-1	Commercial Services & Supplies	—	—	—	—	8,977	2,969	3,074	(9)(22)
Kleen-Tech Acquisition, LLC	Commercial Services & Supplies	—	—	—	—	250,000	1,264	250	(21)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	45	—	—	(9)
Phoenix Aviation Capital, LLC	Aerospace & Defense	—	—	—	—	4	387	242	(22)
Princeton Medspa Partners, LLC - Warrant	Diversified Consumer Services	—	—	—	—	0.03	—	10	(22)
Sierra Hamilton Holdings Corporation	Energy Equipment & Services	—	—	—	—	27,396,364	394	611	(9)
Total Common Stock and Membership Units							9,553	8,664
Derivatives - 0.0% (19)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							90,294	80,585
Investments in Controlled Afilliated Portfolio Companies - 5.1% (8)
Joint Ventures - 5.1%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	24,541	10,655	(7)
Total Joint Ventures							24,541	10,655
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							42,332	10,655
Total Investments - 239.5%							$565,839	$500,975

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2025 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. As of December 31, 2025, rates for the 6 month, 3 month and 1 month SOFR are 3.57%, 3.65%, and 3.69%, respectively. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2025. As noted in the table above, 89.5% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of December 31, 2025 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $582.7 million. The aggregate gross unrealized appreciation is approximately $65.5 million, the aggregate gross unrealized depreciation is approximately $147.2 million, and the net unrealized depreciation is approximately $81.8 million.

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2025

(in thousands, except share and per share amounts)

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, qualifying assets represent 89.7% of the Company's total assets and non-qualifying assets represent 10.3% of the Company's total assets.
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
(13)
As of December 31, 2025, all or a portion of this investment is pledged to secure the Company’s debt obligations. The fair value of assets pledged as collateral on the Revolving Credit Facility and the KeyBank Credit Facility as of December 31, 2025 was $218.8 million and $104.8 million, respectively.
(14)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(15)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)
This investment is held by the Company’s wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of December 31, 2025:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$180
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
(20)
Debt security has an unfunded commitment in addition to the amounts shown in the consolidated schedule of investments. See Note 8 — “Commitments and Contingencies” for additional information on the Company’s commitments and contingencies.
(21)
This investment is owned by HCAP Equity Holdings, LLC, one of the Company’s taxable blocker subsidiaries.
(22)
This investment is owned by PTMN Sub Holdings LLC, one of the Company’s taxable blocker subsidiaries.
(23)
All debt investments are income producing, unless otherwise noted. Equity and warrant investments are non-income producing, unless otherwise noted.
(24)
Percentages are based on net assets as of December 31, 2025.
(25)
The equity investment is income producing.
(26)
The investment is held at the net asset value (“NAV”) of the underlying fund.
(27)
The presentation of the consolidated schedule of investments for the year ended December 31, 2025 utilizes industry classifications aligned with Global Industry Classification Standard (“GICS”) Level 3.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 183.5%
First Lien/Senior Secured Debt - 158.1%
Accordion Partners LLC	Financial Services	9.58%	SOFR + 5.25%	0.75%	11/17/31	4,464	$4,437	$4,436	(13)(20)
Accordion Partners LLC (Revolver)	Financial Services	—	SOFR + 5.25%	0.75%	11/17/31	—	(8)	(8)	(15)(20)
Accurate Background, LLC	IT Services	10.59%	SOFR + 6.00%	1.00%	03/26/29	4,367	4,177	4,329	(13)
Advantage Capital Holdings LLC	Financial Services	13.00%	13.00%, 5.00% PIK	—	04/14/27	14,754	14,752	13,649	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	IT Services	9.59%	SOFR + 5.25%	1.00%	07/22/27	980	971	979	(13)
AMCP Pet Holdings, Inc.	Consumer Staples Distribution & Retail	11.74%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	4,875	4,838	4,785	(13)
AMCP Pet Holdings, Inc. (Revolver)	Consumer Staples Distribution & Retail	11.80%	SOFR + 7.00%, 3.00% PIK	1.00%	10/06/26	1,012	1,006	994
American Academy Holdings, LLC	Health Care Providers & Services	14.22%	SOFR + 9.75%, 5.25% PIK	1.00%	06/30/27	3,934	3,928	3,954	(13)
Ancile Solutions, Inc.	Software	14.62%	SOFR + 10.00%	1.00%	06/11/26	6,034	5,985	6,035	(13)
Anthem Sports & Entertainment Inc.	Media	13.99%	SOFR + 9.40%, 13.99% PIK	1.00%	11/15/26	15,070	14,966	9,668	(13)(20)
Anthem Sports & Entertainment Inc. (Revolver)	Media	14.09%	SOFR + 9.50%, 3.00% PIK	1.00%	11/15/26	1,222	1,212	734	(20)
Anthem Sports & Entertainment Inc. (Revolver 2022)	Media	14.09%	SOFR + 9.50%, 3.00% PIK	1.00%	06/30/24	563	563	353
Appfire Technologies, LLC	Software	9.33%	SOFR + 5.00%	1.00%	03/09/28	5,832	5,827	5,817	(13)
BetaNXT, Inc.	Financial Services	10.08%	SOFR + 5.75%	—	07/01/29	12,480	11,958	11,997	(13)
BetaNXT, Inc. (Revolver)	Financial Services	8.86%	SOFR + 4.50%	—	07/01/27	1,014	1,014	963	(20)
Bradshaw International Parent Corp.	Specialty Retail	10.21%	SOFR + 5.75%	1.00%	10/21/27	491	485	487	(13)
Bradshaw International Parent Corp. (Revolver)	Specialty Retail	—	SOFR + 5.75%	1.00%	10/21/26	—	(23)	(8)	(15)(20)
C.P. Converters, Inc.	Containers & Packaging	13.16%	SOFR + 8.49%, 1.00% PIK	1.00%	12/13/25	10,135	10,135	9,628	(13)
CB MIDCO, LLC	Diversified Consumer Services	10.21%	SOFR + 5.75%	1.00%	09/27/27	3,762	3,745	3,414	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Health Care Providers & Services	9.90%	SOFR + 5.50%	1.00%	05/08/30	3,151	3,116	3,151	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Health Care Providers & Services	—	SOFR + 5.50%	1.00%	05/08/30	—	(6)	—	(15)(20)
Cenexel Clinical Research, Inc.	Health Care Providers & Services	10.47%	SOFR + 5.75%	1.00%	11/08/28	5,773	5,758	5,765	(13)
Centric Brands Inc.	Textiles, Apparel & Luxury Goods	10.03%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Textiles, Apparel & Luxury Goods	11.03%	SOFR + 6.50%	1.00%	02/06/31	3,807	3,807	3,807
Centric Brands Inc. (Term Loan A2)	Textiles, Apparel & Luxury Goods	12.53%	SOFR + 8.00%, 12.53% PIK	1.00%	02/06/31	3,463	3,463	3,463
Colonnade Intermediate, LLC	Software	—	—	1.00%	04/27/24	7,167	7,167	5,164	(5)
Colonnade Intermediate, LLC (Revolver)	Software	—	—	1.00%	04/27/24	685	685	494	(5)
Datalink, LLC	Health Care Technology	11.49%	SOFR + 6.75%	1.00%	11/23/26	2,640	2,617	2,218	(13)
Dentive, LLC	Health Care Providers & Services	11.08%	SOFR + 6.75%	0.75%	12/26/28	2,740	2,695	2,696	(13)(20)
Dentive, LLC (Revolver)	Health Care Providers & Services	11.08%	SOFR + 6.75%	0.75%	12/23/28	117	112	114
Dodge Data & Analytics LLC	Professional Services	10.92%	SOFR + 6.25%	0.50%	01/31/29	657	649	651	(13)
Dodge Data & Analytics LLC (Second Out)	Professional Services	9.42%	SOFR + 4.75%	0.50%	02/28/29	917	783	779
Florida Food Products, LLC	Food Products	9.52%	SOFR + 5.00%	0.75%	10/18/28	6,823	6,719	5,833	(13)
Fortis Payment Systems, LLC	Financial Services	9.68%	SOFR + 5.25%	1.00%	02/13/26	3,092	3,058	3,074	(13)(20)
Franchise Group, Inc.	Specialty Retail	10.39%	SOFR + 5.45%	0.75%	03/10/26	3,003	2,998	1,783	(13)
Franchise Group, Inc. (DIP)	Specialty Retail	13.55%	SOFR + 9.00%	1.00%	05/06/25	594	582	582	(13)
Global Integrated Flooring Systems Inc.	Household Products	13.96%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	6,284	5,588	3,479
Global Integrated Flooring Systems Inc. (Revolver)	Household Products	13.72%	SOFR + 9.36%, 1.00% PIK	—	06/30/25	51	45	28
H.W. Lochner, Inc.	Commercial Services & Supplies	10.99%	SOFR + 6.25%	1.00%	07/02/27	14,513	14,391	14,513	(13)
H-CA II, LLC	Financial Services	16.00%	—	—	09/01/25	1,724	1,724	1,560
HDC/HW Intermediate Holdings, LLC - Term Loan A	Software	8.75%	SOFR + 3.50%, 2.50% PIK	5.25%	06/21/26	5,597	4,958	4,527
HDC/HW Intermediate Holdings, LLC - Term Loan B	Software	—	—	—	06/21/26	3,876	940	—	(5)
Help Systems Holdings, Inc.	Technology Hardware, Storage & Peripherals	8.69%	SOFR + 4.00%	0.75%	11/19/26	1,954	1,873	1,728	(13)
Hollander Intermediate LLC	Household Durables	13.22%	SOFR + 8.75%, 10.58% PIK	2.00%	09/19/26	6,330	5,852	6,235	(13)
IDC Infusion Services LLC	Health Care Providers & Services	10.83%	SOFR + 6.50%	1.00%	07/07/28	3,833	3,776	3,853	(13)(20)
Ivanti Software, Inc.	Software	9.12%	SOFR + 4.25%	0.75%	12/01/27	977	848	678	(13)
Keg Logistics LLC	Diversified Consumer Services	10.67%	SOFR + 6.00%	1.00%	11/23/27	11,877	11,791	11,817	(13)
Keg Logistics LLC (Revolver)	Diversified Consumer Services	10.68%	SOFR + 6.00%	1.00%	11/23/27	872	859	868
Lifescan Global Corporation	Health Care Equipment & Supplies	11.12%	SOFR + 6.50%	1.00%	12/31/26	2,165	2,090	758	(13)
Luminii LLC	Commercial Services & Supplies	11.94%	SOFR + 7.35%	1.00%	04/11/25	5,873	5,873	5,827	(13)

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Luminii LLC (Revolver)	Commercial Services & Supplies	11.94%	SOFR + 7.35%	1.00%	04/11/25	343	$343	$339	(13)(20)
MAG DS Corp.	Aerospace & Defense	9.93%	SOFR + 5.50%	1.00%	04/01/27	3,624	3,406	3,406	(13)
Money Transfer Acquisition Inc.	Financial Services	12.71%	SOFR + 8.25%	1.00%	12/14/27	8,574	8,470	8,392	(13)
Morae Global Corporation	IT Services	12.77%	SOFR + 8.00%	2.00%	10/26/26	2,163	2,077	2,129	(13)
Morae Global Corporation (Revolver)	IT Services	—	SOFR + 8.00%	2.00%	10/26/26	—	(7)	(3)	(15)(20)
MSM Acquisitions, Inc.	Software	10.51%	SOFR + 6.00%	1.00%	12/09/26	9,852	9,826	8,891	(13)
Neptune Bidco US Inc.	Interactive Media & Services	9.76%	SOFR + 5.00%	0.50%	04/11/29	2,463	2,277	2,217	(13)
Netwrix Corporation	Software	9.26%	SOFR + 4.75%	0.75%	06/09/29	4,248	4,233	4,212	(13)
Netwrix Corporation (Revolver)	Software	—	SOFR + 5.00%	0.75%	06/09/29	—	(7)	(10)	(15)(20)
Newbury Franklin Industrials, LLC	Trading Companies & Distributors	11.40%	SOFR + 7.00%	2.00%	12/11/29	4,013	3,899	3,898	(20)
One Stop Mailing LLC	Ground Transportation	10.72%	SOFR + 6.25%	1.00%	04/29/27	7,470	7,410	7,470	(13)
PMA Parent Holdings LLC (Revolver)	Capital Markets	—	SOFR + 5.25%	0.75%	01/31/31	—	(2)	(2)	(15)
PMA Parent Holdings LLC	Capital Markets	9.58%	SOFR + 5.25%	0.75%	01/31/31	1,401	1,380	1,379	(20)
PhyNet Dermatology LLC	Health Care Providers & Services	11.12%	SOFR + 6.50%	1.00%	10/20/29	1,294	1,267	1,279	(20)
Pomeroy Technologies, LLC (Super Senior A)	Software	6.00% PIK	—	—	11/30/27	1,367	1,367	1,367
Premier Imaging, LLC	Health Care Equipment & Supplies	10.59%	SOFR + 6.00%, 10.59% PIK	1.00%	03/31/26	2,869	2,869	2,524	(13)
Project Castle, Inc.	Machinery	9.76%	SOFR + 5.50%	0.50%	06/08/29	3,020	2,817	2,649	(13)
Project Leopard Holdings, Inc.	Software	9.94%	SOFR + 5.25%	0.50%	07/20/29	5,695	5,436	5,126	(13)
PVHC Holding Corp	Containers & Packaging	11.18%	SOFR + 6.75%, 0.75% PIK	2.50%	02/17/27	2,729	2,728	2,702	(13)
Radius Aerospace, Inc.	Aerospace & Defense	10.48%	SOFR + 6.00%, 10.48% PIK	1.00%	03/29/27	6,066	6,056	6,026	(13)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation Infrastructure	12.12%	SOFR + 7.60%, 6.50% PIK	1.50%	10/03/29	1,777	1,020	997	(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation Infrastructure	11.62%	SOFR + 7.10%, 6.00% PIK	1.50%	10/03/29	1,332	386	136	(13)
Riskonnect Parent LLC	Software	9.48%	SOFR + 5.00%	—	12/07/28	1,216	1,165	1,166	(20)
Red Range Intermediate Inc.	Industrial Conglomerates	12.69%	SOFR + 8.00%	1.00%	10/01/29	324	324	324	(13)(20)
South Street Securities Holdings, Inc	Financial Services	9.00%	—	—	09/20/27	3,150	2,865	2,685
Sundance Holdings Group, LLC	Specialty Retail	14.23%	SOFR + 9.50%, 1.50% PIK	—	06/30/25	6,667	6,666	4,488
Symplr Software, Inc.	Health Care Equipment & Supplies	9.19%	SOFR + 4.50%	0.75%	12/22/27	1,653	1,651	1,517	(13)
Synamedia Americas Holdings, Inc.	Media	12.11%	SOFR + 7.75%	1.00%	12/05/28	2,610	2,539	2,559	(13)
TA/WEG Holdings, LLC	Financial Services	9.55%	SOFR + 5.00%	1.00%	10/02/28	5,032	5,053	5,032	(13)
TA/WEG Holdings, LLC (Revolver)	Financial Services	—	SOFR + 5.00%	1.00%	10/02/28	—	(2)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace & Defense	13.25%	SOFR + 8.50%	1.00%	12/22/28	1,975	1,941	1,958	(13)(20)
TLE Holdings, LLC	Diversified Consumer Services	9.96%	SOFR + 5.50%	1.00%	06/29/26	6,115	6,114	6,115	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Health Care Providers & Services	12.79%	SOFR + 8.00%	2.00%	06/14/28	4,600	4,526	4,558	(20)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Health Care Providers & Services	12.69%	SOFR + 8.00%	2.00%	06/14/28	258	253	255	(20)
VTX Intermediate Holdings, Inc.	IT Services	11.65%	SOFR + 7.00%, 1.00% PIK	2.00%	12/12/29	5,122	5,075	5,074
Total First Lien/Senior Secured Debt							303,889	282,195
Second Lien/Senior Secured Debt - 14.0%
American Academy Holdings, LLC	Health Care Providers & Services	14.50% PIK	—	—	03/01/28	6,813	6,742	6,396
Confluence Technologies, Inc.	Software	10.98%	SOFR + 6.50%	0.50%	07/23/29	4,000	3,981	3,301	(13)
Dcert Buyer, Inc.	Software	11.36%	SOFR + 7.00%	—	02/16/29	5,400	5,393	4,558	(13)
Idera, Inc.	IT Services	11.47%	SOFR + 6.75%	0.75%	02/04/29	2,024	2,014	1,992	(13)
Ivanti Software, Inc.	Software	12.12%	SOFR + 7.25%	0.50%	12/01/28	6,000	5,972	3,458	(13)
Project Leopard Holdings, Inc.	Software	12.34%	SOFR + 7.75%	0.50%	07/20/30	5,000	4,929	4,488
VTX Intermediate Holdings, Inc.	IT Services	12.50% PIK	—	2.00%	12/12/30	878	861	860
Total Second Lien/Senior Secured Debt							29,892	25,053
Subordinated Debt - 1.0%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	06/30/28	538	538	528
Lucky Bucks Holdings LLC	Hotels, Restaurants & Leisure	—	—	—	05/29/28	6,258	5,565	1,212	(5)
TRSO II, Inc.	Oil, Gas & Consumable Fuels	—	—	—	01/24/25	26	25	—	(5)
Total Subordinated Debt							6,128	1,740
Collateralized Loan Obligations - 1.7%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	136.55%	—	—	04/20/30	15,161	126	261	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	3.86%	—	—	10/27/31	10,000	3,063	2,600	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	17.98%	—	—	11/01/28	3,250	141	140	(3)(7)(10)
Total Collateralized Loan Obligations							3,330	3,001
Preferred Stock and Units - 4.1%
4L Ultimate Topco Corporation	Commercial Services & Supplies	—	—	—	—	321	29	—
AAPC Holdings, LLC	Health Care Providers & Services	18.00% PIK	—	—	—	146,214	4	243	(22)(25)
Advantage Capital Holdings LLC	Financial Services	12.50% PIK	—	—	—	2,794,692	2,795	2,795	(22)(25)
Aperture Dodge 18 LLC	Financial Services	—	—	—	—	3,077,360	3,077	2,662
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,173,118	1,173	1,283	(20)(22)
Prosper Marketplace	Household Products	—	—	—	—	912,865	279	324	(6)
Total Preferred Stock and Units							7,357	7,307

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 4.5%
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	0.07	$—	$444	(22)
Advantage Capital Holdings LLC - Class A Units	Financial Services	—	—	—	—	822	500	842	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Oil, Gas & Consumable Fuels	—	—	—	—	0.1	—	—	(11)
Carestream Health Holdings, Inc.	Health Care Equipment & Supplies	—	—	—	—	4,099	53	130
Centric Brands, L.P.	Textiles, Apparel & Luxury Goods	—	—	—	—	81,770	746	2,649	(13)
DxTx Pain and Spine LLC	Health Care Providers & Services	—	—	—	—	158,166	258	258	(22)
Everyware Global, Inc.	Household Products	—	—	—	—	1,085,565	346	553	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Building Products	—	—	—	—	100	1,500	967	(3)(7)
Fusion Connect, Inc.	Wireless Telecommunication Services	—	—	—	—	14	866	—	(13)
Fusion Connect, Inc. - Warrant	Wireless Telecommunication Services	—	—	—	—	811,572	—	—
HDC/HW Holdings, LLC	Software	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotels, Restaurants & Leisure	—	—	—	—	96,523	1,441	993	(13)
Morae Global Holdings Inc. - Warrant	IT Services	—	—	—	—	1	87	117
Ohene Holdings B.V. - Warrant	IT Services	—	—	—	—	4	—	—	(3)(7)
Roscoe Investors, LLC - Class A	Health Care Equipment & Supplies	—	—	—	—	10,000	$1,000	$476
South Street Securities Holdings, Inc - Warrant	Financial Services	—	—	—	—	3,966	455	449
Sundance Holdings Group, LLC	Specialty Retail	—	—	—	—	14,603	—	—
VTX Holdings LLC - Series C	IT Services	—	—	—	—	441,252	—	—
Workplace Holdings LLC (Pomeroy Technologies, LLC)	Software	—	—	—	—	950	228	228
World Business Lenders, LLC	Financial Services	—	—	—	—	49,209	—	—	(7)
Total Common Stock and Membership Units							7,526	8,106
Derivatives - 0.0%(19)
Advantage Capital Holdings LLC	Financial Services	—	—	—	—	164	—	220	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	220
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							358,153	327,622
Investments in Affiliate Portfolio Companies - 36.1%(17)
First Lien/Senior Secured Debt - 4.3%
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Diversified Consumer Services	12.86%	SOFR + 8.50%	2.00%	05/31/29	1,679	1,638	1,529	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Diversified Consumer Services	—	SOFR + 8.50%	2.00%	05/31/29	—	(3)	(10)	(15)(20)
Riddell, Inc.	Leisure Products	10.48%	SOFR + 6.00%	1.00%	03/29/29	6,244	6,149	6,243	(13)(20)
Total First Lien/Senior Secured Debt							7,784	7,762
Second Lien/Senior Secured Debt- 2.2%
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,443
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	01/01/25	500	500	500
Total Second Lien/Senior Secured Debt							5,000	3,943
Collateralized Loan Obligations - 1.2%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	18,407	521	725	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	17,074	1,467	1,467	(3)(7)(10)
Total Collateralized Loan Obligations							1,988	2,192
Joint Ventures- 23.0%
Series A-Great Lakes Funding II LLC	Joint Venture	—	—	—	—	41,309	41,309	41,138	(7)(20)(26)
Total Joint Ventures							41,309	41,138
Preferred Stock and Units - 3.2%
BMP Slappey Holdco, LLC	Diversified Telecommunication Services	—	—	—	—	200,000	467	557	(21)
BMP Slappey Investment II	Diversified Telecommunication Services	—	—	—	—	88,946	208	248	(21)
EBSC Holdings LLC (Riddell, Inc.)	Leisure Products	10.00% PIK	—	—	—	2,154	2,128	2,375	(25)
GreenPark Infrastructure, LLC - Series A	Commercial Services & Supplies	—	—	—	—	1,000	500	500	(22)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	10.00% PIK	—	—	—	4,950,000	4,950	1,160	(21)(25)
Princeton Medspa Partners, LLC	Diversified Consumer Services	12.50% PIK	—	—	—	1,064	1,064	859	(22)(25)
Total Preferred Stock and Units							9,317	5,699
Common Stock and Membership Units - 2.0%
GreenPark Infrastructure, LLC - Series M-1	Commercial Services & Supplies	—	—	—	—	6,412	2,196	2,202	(20)(22)
Kleen-Tech Acquisition, LLC	Commercial Services & Supplies	—	—	—	—	250,000	1,264	1,420	(21)
Princeton Medspa Partners, LLC - Warrant	Diversified Consumer Services	—	—	—	—	0.03	—	28	(22)
Total Common Stock and Membership Units							3,460	3,650
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							68,858	64,384

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2024

(in thousands, except share and per share amounts)

Investment (2), (4), (12), (14), (23), (24)	Industry (27)	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Controlled Afilliated Portfolio Companies - 7.3%(8)
Subordinated Debt - 0.0%
ProAir, LLC	Trading Companies & Distributors	—	—	—	01/31/23	2,020	$1,931	$—	(5)
Total Subordinated Debt							1,931	—
Common Stock and Membership Units - 0.0%
ProAir HoldCo, LLC	Trading Companies & Distributors	—	—	—	—	2,749,997	4,261	—
Total Common Stock and Membership Units							4,261	—
Joint Ventures - 7.3%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	25,438	13,015	(7)
Total Joint Ventures							25,438	13,015
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							49,421	13,015
Total Investments - 226.9%							$476,432	$405,021

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, qualifying assets represent 86.6% of the Company’s total assets and non-qualifying assets represent 13.4% of the Company's total assets.
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
(14)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(15)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)
This investment is held by the Company’s wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
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
(20)
Debt security has an unfunded commitment in addition to the amounts shown in the consolidated schedule of investments. See Note 8 — “Commitments and Contingencies” for additional information on the Company’s commitments and contingencies.

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
(27)
The presentation of the consolidated schedule of investments for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.

See accompanying notes to consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data:
Net asset value, at beginning of period	$19.41	$22.76	$24.23	$28.88	$28.77
Net investment income(1)(7)	2.28	2.59	3.66	3.00	4.92
Net realized gains (losses) from investments(1)(7)	(1.96)	(3.36)	(2.81)	(3.24)	(0.50)
Net change in unrealized appreciation (depreciation) on investments(1)	0.60	0.11	0.35	(1.86)	(0.99)
Realized gains (losses) from extinguishment of debt(1)	(0.03)	(0.07)	(0.04)	—	(0.21)
Tax (provision) benefit on realized and unrealized (gains) losses on investments(1)	0.15	0.09	0.04	(0.08)	(0.17)
Net increase (decrease) in net assets resulting from operations	$1.04	$(0.64)	$1.20	$(2.18)	$3.05
Net decrease in net assets resulting from distributions	(1.97)	(2.76)	(2.75)	(2.56)	(2.42)
Accretive effect of common stock repurchases	0.24	0.07	—	—	—
Issuance of common shares in connection with the LRFC Acquisition(4)	(2.01)	—	—	—	—
Issuance of common shares in connection with the debt conversion	(0.01)	—	—	—	—
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.02)	(0.02)	0.08	0.09	(0.52)
Net asset value, end of period	$16.68	$19.41	$22.76	$24.23	$28.88
Total net asset value return(2)	(0.20)%	(1.41)%	8.27%	(6.23)%	11.23%
Total market return(3)	(15.90)%	3.87%	(8.82)%	3.84%	43.64%
Ratio/Supplemental Data:
Per share market value at beginning of period	$16.34	$18.19	$23.00	$24.76	$19.10
Per share market value at end of period	$11.83	$16.34	$18.19	$23.00	$24.76
Shares outstanding at end of period	12,541,858	9,198,175	9,383,132	9,581,536	9,699,695
Net assets at end of period	$209,156	$178,493	$213,518	$232,123	$280,122
Portfolio turnover rate(5)	11.63%	17.76%	9.29%	28.26%	63.49%
Asset coverage ratio	166.97%	166.73%	164.55%	160.10%	178.00%
Ratio of net investment income to average net assets	13.13%	12.18%	15.80%	11.08%	16.72%
Ratio of total expenses to average net assets, excluding incentive fee waiver(8)	18.91%	19.45%	18.87%	15.62%	15.16%
Ratio of total net expenses to average net assets, including incentive fee waiver(8)	18.82%	19.45%	18.87%	15.62%	15.16%
Ratio of interest expense to average net assets	10.76%	10.53%	11.50%	6.79%	5.43%
Ratio of non-interest expenses to average net assets(8)	8.15%	8.92%	7.38%	8.83%	9.73%

(1)
Based on weighted average number of common shares outstanding-basic for the period.
(2)
Total net asset value return equals the change in the net asset value per share over the period plus distributions (including any return of capital), divided by the beginning net asset value per share.
(3)
Total market return equals the change in market price, per share during the period plus distributions, divided by the beginning market price per share.
(4)
During the year ended December 31, 2025, the issuance of common shares in connection with the LRFC Acquisition reflects the incremental changes in net asset value resulting from the transaction. The issuance of common shares at a price below the net asset value per share decreases the net asset value per share. The amount shown under this caption represents the balancing figure derived from other amounts in the schedule. For a share outstanding throughout the period, the amount presented may not align with the issuance of common stock due to the timing of the Company’s share issuance.
(5)
Portfolio turnover rate equals the lesser of year-to-date sales and paydowns over the average of the invested assets at fair value.
(6)
Includes the accretive (dilutive) effects of the share issuance (at net asset value or in accordance with the DRIP).
(7)
Includes the effect of the Purchase Accounting as a result of asset acquisitions. Please refer to Note 2 — “Significant Accounting Policies” and Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on Purchase Accounting for the LRFC Acquisition.
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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

The Company originates, structures, and invests in secured term loans, bonds or notes and mezzanine debt primarily in privately-held middle market companies but may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, and distressed debt securities (collectively, the “Debt Securities Portfolio”). The Company also invests in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies and may also receive warrants or options to purchase common stock in connection with its debt investments.

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

On March 29, 2018, the Company’s Board of Directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirement for senior securities changed from 200% to 150%, effective as of March 29, 2019.

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The F3C Joint Venture may originate loans from time to time and sell them to the fund capitalized by the F3C Joint Venture.

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of December 31, 2025, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

DECEMBER 31, 2025

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

HCAP Transaction

On June 9, 2021, we completed our acquisition of Harvest Capital Credit Corporation, a publicly traded BDC (“HCAP”, and such transaction, the “HCAP Acquisition”). To effect the acquisition, our wholly owned merger subsidiary (the “Acquisition Sub”) merged with and into HCAP, with HCAP surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, HCAP consummated a second merger, whereby HCAP merged with and into the Company, with the Company surviving the merger. As a result of, and as of the effective time of, the second merger, HCAP’s separate corporate existence ceased.

Under the terms of the merger agreement for the HCAP Acquisition, dated December 23, 2020, HCAP stockholders as of immediately prior to the effective time of the first merger (other than shares held by a subsidiary of HCAP or held, directly or indirectly, by the Company or Acquisition Sub, and all treasury shares) received a combination of (i) $18.54 million in cash paid by the Company, (ii) 15,252,453 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share, and (iii) an additional cash payment from the Adviser of $2.15 million in the aggregate.

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

Under the terms of the LRFC Merger Agreement, each share of LRFC common stock issued and outstanding was converted into the right to receive 1.500 newly-issued shares of common stock of the Company, par value $0.01 per share, with cash paid (without interest) in lieu of fractional shares. As additional consideration funded by LRFC’s investment adviser, LRFC shareholders of record as of May 6, 2025 received a cash payment of $0.47 per share. In addition, LRFC shareholders of record as of July 14, 2025 received a tax distribution of $0.38 per share from LRFC. Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on the LRFC Acquisition.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company is an investment company and follows accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946: Financial Services — Investment Companies. Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries, including Great Lakes KCAP Funding I, LLC, Kohlberg Capital Funding LLC I, KCAP Senior Funding I, LLC, KCAP Senior Funding I Holdings, LLC, Great Lakes Portman Ridge Funding, LLC, Garrison Capital Equity Holdings VIII LLC, Garrison Capital Equity Holdings XI LLC, GIG Rooster Holdings I LLC, CapitalSouth Partners Fund II Limited Partnership, CapitalSouth Fund III, L.P. and Capitala Business Lending, LLC, in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of Great Lakes Portman Ridge Funding, LLC received security interests in the assets which are owned by them and such assets are not intended to be available to the creditors of the Company or any other affiliate. The Company also consolidates various subsidiaries (PTMN Sub Holdings LLC, Garrison Capital Equity Holdings II, LLC, CPTA Master Blocker, Inc., and HCAP Equity Holdings, LLC) created primarily to provide specific tax treatment for the equity and other investments held by these entities.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

During the year ended December 31, 2025, the Company made approximately $52.3 million of investments and had approximately $116.9 million in repayments and sales, resulting in net repayments and sales of approximately $64.6 million for the period. During the year ended December 31, 2024, the Company made approximately $78.4 million of investments and had approximately $125.7 million in repayments and sales, resulting in net repayment and sales of approximately $47.3 million for the period.

As of December 31, 2025 and December 31, 2024, the Company held loans it has made to 74 and 71 portfolio companies, respectively, with aggregate principal amounts of approximately $483.9 million and $366.1 million, respectively. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – “Investments.” In addition to providing loans to portfolio companies, from time to time the Company assists portfolio companies in securing financing from other sources by introducing such portfolio companies to sponsors or by, among other things, leading a syndicate of lenders to provide the portfolio companies with financing.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Adviser based on detailed analyses prepared by management and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurement (“ASC 820”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

Derivatives. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives. The Company generally records a realized gain or loss on the expiration, termination, or settlement of a derivative contract. The periodic payments for the securities Swap and Option Agreement (excluding collateral) are included as a realized gain or loss.

The Company values derivative contracts using various pricing models that take into account the terms of the contract (including notional amount and contract maturity) and observable and unobservable inputs such as interest rates and changes in fair value of the reference asset.

Asset Manager Affiliates. The Company sold all of its investment in the Disposed Manager Affiliates on December 31, 2018. Previously, the Company’s investments in its wholly-owned Asset Manager Affiliates were carried at fair value, which was primarily determined utilizing the discounted cash flow approach, which incorporated different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation took into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates were classified as a Level III investment. Any change in value from period to period was recognized as net change in unrealized appreciation or depreciation.

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

Joint Ventures. The Company carries investments in joint ventures (“Joint Ventures”) at fair value based upon the fair value of the investments held by the joint venture, or the net asset value as a practical expedient. See Note 4 — “Investments” below for more information regarding the Joint Ventures.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

Restricted Cash

Restricted cash and cash equivalents generally consist of cash held for interest and principal payments on the Company’s borrowings.

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies, with an aggregate amortized cost of $40.4 million and an aggregate fair value of $20.0 million, which represented 7.1% and 4.0% of the investment portfolio, respectively. However, for a subset of the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details. As of December 31, 2024, six of our debt investments were on non-accrual status with an aggregate amortized cost of $16.3 million and an aggregate fair value of $6.9 million, which represented 3.4% and 1.7% of the investment portfolio, respectively.

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

U.S. GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40: Beneficial Interests in Securitized Financial Assets based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period.

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

Expenses

The Company is externally managed and in connection with the Advisory Agreement, pays the Adviser certain investment advisory fees and reimburses the Adviser and Administrator for certain expenses incurred in connection with the services they provide. See Note 5 — “Related Party Transactions — Payment of Expenses under the Advisory and Administration Agreements” below.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

Asset Acquisition

The LRFC Acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC 805-50: Business Combinations – Related Issues (“ASC 805-50”), also referred to as “purchase accounting.” Under the asset acquisition method, acquiring assets in groups requires ascertaining the cost of the asset (or net assets) and allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books.

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

Immediately following the completion of the LRFC Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase discount, which was immediately recognized as unrealized appreciation on the Company’s consolidated statements of operations. The purchase discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized appreciation on the loans acquired through their ultimate disposition. For the years ended December 31, 2025 and December 31, 2024, amortization of the purchase discount relating to asset acquisitions was $6.9 million and $0.2 million, respectively. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized gain or an increase in realized gains with a corresponding reversal of the unrealized appreciation upon disposition of the LRFC equity securities acquired.

Segment Reporting

In accordance with ASC 280: Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment, the “Investment Management Segment”. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. Refer to Note 12 — “Segment Reporting” of our notes to the consolidated financial statements for additional information on segment reporting.

3. EARNINGS (LOSSES) PER SHARE

In accordance with the provisions of ASC 260: Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2025(1)	2024	2023
Net increase (decrease) in net assets resulting from operations - basic	$11,492	$(5,935)	$11,381
Weighted average common stock outstanding – basic	11,001,571	9,272,809	9,509,396
Net increase (decrease) in net assets per share from operations - basic	$1.04	$(0.64)	$1.20
Net increase (decrease) in net assets resulting from operations - basic	$11,492	$(5,935)	$11,381
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	62	—	—
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$11,554	$(5,935)	$11,381
Weighted average common stock outstanding – basic	11,001,571	9,272,809	9,509,396
Adjustment for dilutive effect of the 2032 Convertible Notes	94,655	—	—
Adjusted weighted average common stock outstanding - diluted	11,096,227	9,272,809	9,509,396
Net increase (decrease) in net assets per share resulting from operations - diluted	$1.04	$(0.64)	$1.20

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2025, conversion of the 2032 Convertible Notes into 0.2 million shares was assumed as the effect on diluted earnings per share would be dilutive. The Company did not hold any potentially dilutive debt instruments during the years ended December 31, 2024 or December 31, 2023.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of December 31, 2025 and December 31, 2024:

($ in thousands)	December 31, 2025			December 31, 2024
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$360,556	$344,126	68.7%	$311,673	$289,957	71.6%
Second Lien Debt	49,777	42,183	8.4%	34,892	28,996	7.2%
Subordinated Debt	27,487	25,339	5.1%	8,059	1,740	0.4%
Collateralized Loan Obligations	1,381	1,789	0.4%	5,318	5,193	1.3%
Joint Ventures	64,403	48,165	9.6%	66,747	54,153	13.4%
Equity	44,413	39,193	7.8%	31,921	24,762	6.1%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	180	0.0%	31	220	—
Total	$565,839	$500,975	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2025 and December 31, 2024, were as follows:

($ in thousands)	December 31, 2025			December 31, 2024
Industry Classification(2)	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Software	$75,864	$62,850	12.5%	$68,933	$59,500	14.7%
Health Care Providers & Services	58,717	61,024	12.2%	33,602	34,249	8.5%
Financial Services	53,013	53,424	10.7%	60,686	59,276	14.6%
Joint Venture	64,403	48,165	9.6%	66,747	54,153	13.4%
IT Services	34,738	36,812	7.3%	15,255	15,477	3.8%
Diversified Consumer Services	28,543	25,933	5.2%	25,208	24,620	6.1%
Commercial Services & Supplies	22,368	23,274	4.6%	24,596	24,801	6.1%
Interactive Media & Services	17,781	19,000	3.8%	2,277	2,217	0.5%
Leisure Products	15,412	16,311	3.2%	8,277	8,618	2.1%
Media	17,252	15,617	3.1%	19,357	13,314	3.3%
Aerospace & Defense	14,468	14,664	2.9%	11,403	11,390	2.8%
Textiles, Apparel & Luxury Goods	10,776	14,059	2.8%	11,705	13,608	3.4%
Food Products	8,417	8,802	1.8%	6,719	5,833	1.4%
Health Care Technology	8,289	7,448	1.5%	2,617	2,218	0.5%
Ground Transportation	7,319	7,352	1.5%	7,410	7,470	1.8%
Beverages	6,596	7,158	1.4%	—	—	0.0%
Trading Companies & Distributors	6,688	6,946	1.4%	10,091	3,898	1.0%
Household Products	7,055	6,511	1.3%	6,258	4,384	1.1%
Capital Markets	6,143	6,002	1.2%	1,378	1,377	0.3%
Household Durables	6,083	5,952	1.2%	5,852	6,235	1.5%
Machinery	6,451	5,798	1.2%	2,817	2,649	0.7%
Professional Services	5,410	5,509	1.1%	1,432	1,430	0.4%
Consumer Staples Distribution & Retail	5,827	5,132	1.0%	5,844	5,779	1.4%
Health Care Equipment & Supplies	6,804	5,103	1.0%	7,663	5,405	1.3%
Electronic Equipment, Instruments & Components	4,375	4,734	0.9%	—	—	0.0%
Automobile Components	4,539	4,477	0.9%	—	—	0.0%
Metals & Mining	10,445	4,150	0.8%	9,950	5,103	1.3%
Personal Care Products	3,511	3,948	0.8%	—	—	0.0%
Containers & Packaging	2,724	2,568	0.5%	12,863	12,330	3.0%
Hotels, Restaurants & Leisure	7,716	2,263	0.5%	7,006	2,205	0.5%
CLO Fund Securities	1,381	1,789	0.4%	5,318	5,193	1.3%
Technology Hardware, Storage & Peripherals	1,407	1,308	0.3%	1,873	1,728	0.4%
Electrical Equipment	1,250	1,271	0.3%	—	—	0.0%
Diversified Telecommunication Services	675	1,146	0.2%	675	805	0.2%
Communications Equipment	1,020	1,116	0.2%	—	—	0.0%
Specialty Retail	7,469	967	0.2%	10,708	7,332	1.8%
Transportation Infrastructure	2,346	952	0.2%	1,406	1,133	0.3%
Energy Equipment & Services	394	611	0.1%	—	—	0.0%
Building Products	1,500	505	0.1%	1,500	967	0.2%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Broadline Retail	1,689	—	0.0%	—	—	0.0%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	25	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$565,839	$500,975	100.0%	$476,432	$405,021	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

(2)
The presentation of this table for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

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

The following table details investments in CLO Fund Securities as of December 31, 2025 and December 31, 2024:

($ in thousands)		December 31, 2025			December 31, 2024
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$126	$261	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	112	24.8%	3,063	2,600	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	141	140	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	121	81.7%	521	725	57.2%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,556	81.7%	1,467	1,467	57.2%
Total		$1,381	$1,789		$5,318	$5,193

(1)
Represents percentage of class held as of December 31, 2025 and December 31, 2024, respectively.

Affiliate Investments:

The following table details investments in affiliates as of December 31, 2025:

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2025	Principal / Shares at December 31, 2025	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Trading Companies & Distributors	—	—	—	—	4,261	(4,261)	—	—	—	—
ProAir, LLC	Subordinated Debt	Trading Companies & Distributors	—	—	—	—	1,931	(1,931)	—	—	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	13,015	(897)	—	—	(1,463)	—	10,655	27,220	—	—
Total Controlled investments			$13,015	$(897)	$—	$—	$4,729	$(6,192)	$10,655		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	$—	$1,456	$1,674	$3,040	$(1,086)	$—	$5,084	7,943	$2,059	$—
American Clinical Solutions, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	—	20,964,483	—	—
Series A-Great Lakes Funding II LLC(2)(6)	Joint Ventures	Joint Venture	41,138	(2,867)	—	(37,081)	170	(1,360)	—	—	—	2,630
Series B-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	—	(183)	—	40,045	(2,352)	—	37,510	39,862	—	1,697
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automobile Components	—	—	—	2,656	(323)	—	2,333	1,253,198	—	—
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automobile Components	—	—	—	1,883	261	—	2,144	1,085,073	—	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	500	—	—	176	24	—	700	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	2,202	—	—	773	99	—	3,074	8,977	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Commercial Services & Supplies	1,420	—	—	—	(1,170)	—	250	250,000	83	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	1,160	495	—	—	(1,375)	—	280	5,445	127	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,443	—	—	—	40	—	3,483	4,500	365	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	500	—	—	—	(113)	—	387	500	22	—

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2025	Principal / Shares at December 31, 2025	Interest and Fee Income	Dividend Income
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Diversified Telecommunication Services	557	—	—	(467)	(90)	—	—	—	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Diversified Telecommunication Services	248	—	—	(208)	(40)	—	—	—	—	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	4,016	616	—	4,632	5,030	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	341	(341)	—	—	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	—	45	—	—
Phoenix Aviation Capital, LLC(5)	Common Stock and Membership Units	Aerospace & Defense	—	—	—	387	(145)	—	242	4	—	—
Phoenix Aviation Capital, LLC(5)	Preferred Stock and Units	Aerospace & Defense	—	61	—	1,025	44	—	1,130	1,281,657	61	—
Phoenix Aviation Capital, LLC	First Lien/Senior Secured Debt	Aerospace & Defense	—	(2,964)	—	2,964	—	—	—	—	46	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	859	139	—	—	(322)	—	676	1,202,973	141	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	28	—	—	—	(18)	—	10	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	1,529	327	14	—	(15)	—	1,855	2,005	237	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	(10)	1	—	—	(4)	—	(13)	—	1	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	725	(520)	—	229	(313)	—	121	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,467	(656)	—	320	517	(92)	1,556	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	2,375	283	—	1,137	217	—	4,012	3,566	284	—
Riddell, Inc.	First Lien/Senior Secured Debt	Leisure Products	6,243	(369)	83	3,006	344	—	9,307	9,306	887	—
Westshore RAM, LLC(5)	Preferred Stock and Units	Financial Services	—	—	—	1,278	(77)	—	1,201	86,000	32	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy Equipment & Services	—	—	—	394	217	—	611	27,396,364	—	—
V12 Holdings, Inc.(5)	Common Stock and Membership Units	Software	—	(1,686)	—	—	—	1,686	—	—	—	—
V12 Holdings, Inc.	Second Lien/Senior Secured Debt	Software	—	(509)	61	448	—	—	—	—	128	—
Total non-controlled affiliated investments			$64,384	$(6,992)	$1,832	$26,362	$(5,235)	$234	$80,585		$4,473	$4,327

Total non-controlled affiliated and controlled investments			$77,399	$(7,889)	$1,832	$26,362	$(506)	$(5,958)	$91,240		$4,473	$4,327

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
(7)
Security has an unfunded commitment in addition to the amounts shown in the consolidated schedule of investments. See Note 8 — “Commitments and Contingencies” for additional information on the Company’s commitments and contingencies.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The following table details investments in affiliates as of December 31, 2024:

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of December 31, 2024	Principal / Shares at December 31, 2024	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
Tank Partners Equipment Holdings, LLC - Class A Units(5)	Common Stock and Membership Units	Oil, Gas & Consumable Fuels	—	—	—	—	6,228	(6,228)	—	—	—	—
Tank Partners Equipment Holdings, LLC	Subordinated Debt	Oil, Gas & Consumable Fuels	43	—	—	—	373	(416)	—	—	—	—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Trading Companies & Distributors	—	—	—	—	—	—	—	2,749,997	—	—
ProAir, LLC	Subordinated Debt	Trading Companies & Distributors	—	—	—	—	—	—	—	2,020	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	14,275	(1,976)	—	—	716	—	13,015	27,220	—	—
Total Controlled investments			$14,318	$(1,976)	$—	$—	$7,317	$(6,644)	$13,015		$—	$—
Non-controlled affiliated investments(4)
Series A-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	$45,012	$(2,692)	$—	$—	$(1,182)	$—	$41,138	41,309	$—	$6,576
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	500	—	—	—	—	—	500	1,000	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	171	2,025	—	—	6	—	2,202	6,412	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock	Commercial Services & Supplies	998	—	—	—	422	—	1,420	250,000	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	4,182	450	—	—	(3,472)	—	1,160	4,950,000	485	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,560	—	—	—	(117)	—	3,443	4,500	366	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	—	500	—	—	—	—	500	500	36	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Diversified Telecommunication Services	553	—	—	—	4	—	557	200,000	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Diversified Telecommunication Services	246	—	—	—	2	—	248	88,946	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	—	1,064	—	—	(205)	—	859	1,064	76	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	—	—	—	—	28	—	28	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	—	1,635	4	—	(110)	—	1,529	1,679	147	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	—	(4)	—	—	(6)	—	(10)	—	1	—
JMP Credit Advisors CLO IV LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	—	(260)	98	683	204	—	725	18,407	98	—
JMP Credit Advisors CLO V LTD(3)	Collateralized Loan Obligations	CLO Fund Securities	—	(904)	656	3,049	—	(1,334)	1,467	17,074	656	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	—	2,131	—	—	244	—	2,375	2,154	154	—
Riddell, Inc.(7)	First Lien/Senior Secured Debt	Leisure Products	—	6,127	20	—	96	—	6,243	6,244	554	—
Total non-controlled affiliated investments			$55,222	$10,072	$778	$3,732	$(4,086)	$(1,334)	$64,384		$2,573	$6,576

Total non-controlled affiliated and controlled investments			$69,540	$8,096	$778	$3,732	$3,231	$(7,978)	$77,399		$2,573	$6,576

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

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

(4)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(5)
Number of shares held.
(6)
The investment is valued at the NAV of the underlying fund.
(7)
Security has an unfunded commitment in addition to the amounts shown in the consolidated schedule of investments. See Note 8 — “Commitments and Contingencies” for additional information on the Company’s commitments and contingencies.

Investments in Joint Ventures

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $4.3 million, $6.6 million and $8.9 million, respectively, in investment income from its investments in Joint Ventures. As of December 31, 2025 and December 31, 2024, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $48.2 million and $54.2 million, respectively.

KCAP Freedom 3 LLC

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “F3C Joint Venture”). The fund capitalized by the F3C Joint Venture invests primarily in middle-market loans and the F3C Joint Venture partners may source middle-market loans from time-to-time for such fund.

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

The Company has determined that the F3C Joint Venture is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the F3C Joint Venture because the Company does not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

The fair value of the Company’s investment in the F3C Joint Venture as of December 31, 2025 and December 31, 2024 was $10.7 million and $13.0 million, respectively.

Great Lakes Funding II LLC

In August 2022, the Company invested in Series A (“Series A”) of Great Lakes Funding II LLC (the “Great Lakes II Joint Venture,” collectively with the F3C Joint Venture the, “Joint Ventures”), a joint venture with a third-party financial institution and certain other parties with an investment strategy to underwrite and hold senior, secured unitranche loans made to middle-market companies. The Company treats its investment in the Great Lakes II Joint Venture as a joint venture since affiliated funds of the Adviser collectively control a 50% voting interest in the Great Lakes II Joint Venture through a board of managers.

The Great Lakes II Joint Venture is a Delaware series limited liability company. Pursuant to the terms of the limited liability company agreement of the Great Lakes II Joint Venture dated as of July 29, 2022 (as amended, restated, supplemented, or otherwise modified from time to time, the “Great Lakes II LLC Agreement”), prior to the end of the investment period with respect to each series established under the Great Lakes II LLC Agreement, each member of the predecessor series may be offered the opportunity to roll its interests into any subsequent series of the Great Lakes II Joint Venture. The Company does not pay any investment advisory fees in connection with its investment in the Great Lakes II Joint Venture.

On August 1, 2025, pursuant to the Great Lakes II LLC Agreement, the Company elected to participate in a rollover transaction from Series A of Great Lakes II Joint Venture to Series B (“Series B”) of Great Lakes II Joint Venture. As part of the transaction, the portion of the Company’s remaining unfunded commitment in Series A became the Company’s remaining unfunded commitment in Series B, thus reducing the Company’s remaining unfunded commitment in Series A to zero. In connection with the rollover transaction, Series A transferred to Series B a pro rata portion of the underlying portfolio assets held by Series A that corresponded to the interest of the members of Series A who elected to participate in the transaction in addition to a pro rata portion of the principal outstanding under Great Lakes II Joint Venture’s credit facility.

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2025 and December 31, 2024 was $37.5 million, and $41.1 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of December 31, 2025 and December 31, 2024, the Company had an unfunded commitment of $12.6 million to Series B and $8.2 million to Series A, respectively.

Fair Value Measurements

The Company follows the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820 as of December 31, 2025 and December 31, 2024, respectively:

	As of December 31, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$344,126	$—	$344,126
Second Lien Debt	—	—	42,183	—	42,183
Subordinated Debt	—	—	25,339	—	25,339
Equity	—	—	39,193	—	39,193
Collateralized Loan Obligations	—	—	1,789	—	1,789
Joint Ventures	—	—	10,655	37,510	48,165
Derivatives	—	—	180	—	180
Total	$—	$—	$463,465	$37,510	$500,975

	As of December 31, 2024
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$289,957	$—	$289,957
Second Lien Debt	—	—	28,996	—	28,996
Subordinated Debt	—	—	1,740	—	1,740
Equity	—	—	24,762	—	24,762
Collateralized Loan Obligations	—	—	5,193	—	5,193
Joint Ventures	—	—	13,015	41,138	54,153
Derivatives	—	—	220	—	220
Total	$—	$—	$363,883	$41,138	$405,021

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture at December 31, 2025 and December 31, 2024 was $37.5 million for Series B and $41.1 million for Series A, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

	For the Year Ended December 31, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Transfers in from the LRFC Acquisition(1)	106,595	8,558	20,207	14,521	549	—	—	150,430
Net accretion	8,278	629	1,043	—	371	—	—	10,321
Purchases	53,621	6,251	134	2,767	—	—	—	62,773
Sales/Paydowns/Return of Capital	(106,051)	(509)	(26)	(2,721)	(2,420)	(897)	—	(112,624)
Total realized gain (loss) included in earnings	(13,560)	(46)	(1,931)	(2,076)	(2,434)	—	—	(20,047)
Change in unrealized gain (loss) included in earnings	5,286	(1,696)	4,172	1,940	530	(1,463)	(40)	8,729
Balance, December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$10,655	$180	$463,465
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(12,564)	$(2,312)	$98	$(2,294)	$533	$(1,463)	$(40)	$(18,042)

(1)
Transfers into Level III represent a transfer of $150.4 million relating to the cost basis of investments acquired as a part of the LRFC Acquisition for which pricing inputs, other than their quoted prices in active markets, were unobservable as of December 31, 2025.

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

(1) Transfers out of Level III represent a transfer of $— million relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2024.

(2) Transfers into Level III represent a transfer of $65.3 million relating to debt securities for which pricing inputs, other than their quoted prices in active markets, were unobservable as of December 31, 2024.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

As of December 31, 2025, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$46,624	Market	Broker/Dealer Quotes	N/A
			Recent Transaction Bid	11.8%
	232,609	Income Approach	Required Rate of Return	5.3% – 18.5% (11.3%)
			Stock Price Time to Exit (Years) Volatility	$491.0 1.0 49.0%
	64,896	Enterprise Value	Revenue Multiple	0.3x - 2.5x (0.7x)
			EBITDA Multiple	5.0x - 9.8x (7.2x)
			Recovery Percentage	72.6% - 100% (95.9%)
			Book Value of Equity	2.8x
Second Lien Debt	15,282	Market	Broker/Dealer Quotes	N/A
	26,901	Income Approach	Required Rate of Return	14.9% - 21.5% (17.1%)
Subordinated Debt	5,062	Enterprise Value	Recovery Percentage	19.4%
			Revenue Multiple	0.6x
	20,275	Income Approach	Required Rate of Return	10.8% - 15.3% (11.0%)
Equity	9,630	Income Approach	Required Rate of Return	9.6% - 19.8% (15.2%)
			Weighted Average Cost of Capital	13.6%
			Stock Price Time to Exit (Years) Volatility	$0.6 - $1,041.5 ($802.0) 1.7 - 3.9 (2.4) 30.0% - 58.9% (55.3%)
	29,527	Enterprise Value	Book Value Multiple	0.6x - 1.7x (1.0x)
			EBITDA Multiple	4.4x - 17.5x (7.9x)
			Revenue Multiple	0.7x - 2.9x (1.0x)
			Expected Takeout Price	$0.4 - $1.0 ($0.9)
	35	Market	Option Purchase Price	$408.1
Collateralized Loan Obligations	1,789	Enterprise Value	Recovery Percentage	0.5% - 6.4% (5.7%)
Joint Ventures	10,655	Income Approach	Discount Rate	18.6%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	180	Enterprise Value	Book Value Multiple	0.6x
			EBITDA Multiple	6.3x
			Discount Rate	40.0%
Total Level III Investments	$463,465

(1) The weighted averages disclosed in the table above were weighted by their relative fair value.

For the year ended December 31, 2025, there have been no changes in valuation techniques outside of those contemplated in the Company’s Valuation Policy for Level III fair value measurements that have had a material impact on the valuation of the Company’s investment portfolio. The Company does not hold any Level II investments as of the year ended December 31, 2025.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

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

The following tables detail derivative investments at December 31, 2025 and December 31, 2024:

($ in thousands)	December 31, 2025
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$180	$—	$(40)
Put option(2)	1,563	—	—	—
Total	$1,571	$180	$—	$(40)

(1) Net amount included in non-controlled/non-affiliated investments on the consolidated statements of assets and liabilities.

(2) Net amount included in non-controlled/non-affiliated investments and non-controlled affiliated investments on the consolidated statements of assets and liabilities.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

Term

Unless earlier terminated as described below, the Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related Securities and Exchange Commission (“SEC”) guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Advisory Agreement may be made by a majority of the Board or the stockholders holding a majority of the outstanding shares of our common stock. See “Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Advisory Agreement upon 120 days’ written notice.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

capital gains Incentive Fee (the “Capital Gains Fee”). The Income-Based Fee is 17.50% of pre-incentive fee net investment income with a 7.00% hurdle rate. The Capital Gains Fee is 17.50%.

In connection with the LRFC Acquisition, the Company entered into an incentive fee waiver agreement ( the “Incentive Fee Waiver Agreement”) with the Adviser. Under the Incentive Fee Waiver Agreement, the Adviser has agreed to waive a specified portion of its Incentive Fees to offset certain costs and expenses incurred by the Company in connection with, and in pursuance of, the LRFC Acquisition. For the fiscal quarter ended September 30, 2025 (the “Initial Fiscal Quarter”), the Adviser waived $187,500 of Incentive Fees earned during that period. For each of the first through seventh full fiscal quarters following the Initial Fiscal Quarter (each, a “Subsequent Fiscal Quarter”), the Adviser shall waive Incentive Fees equal to the lesser of (a) the Incentive Fees earned in such quarter less $1,250,000 and (b) $187,500 (the “Waiver Cap”). If the waived amount in any Subsequent Fiscal Quarter is less than the Waiver Cap, the shortfall shall be carried forward by increasing the Waiver Cap in subsequent quarters until the earlier of (i) the end of the seventh full fiscal quarter following the Initial Fiscal Quarter or (ii) the point at which cumulative waived fees equal the total shortfall. Any Incentive Fees waived under the Incentive Fee Waiver Agreement are not subject to reimbursement or recoupment.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In connection with the LRFC Acquisition, the Company excludes from pre-incentive fee net investment income any accretion of purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition (including the step-down in U.S. GAAP basis from the purchase discount allocation and the reversal, through accretion, of the day-one unrealized appreciation recognized under ASC 946 at acquisition). However, accretion of income from the amortized cost basis of LRFC investments immediately prior to the merger (i.e., carryover tax basis) is included in pre-incentive fee net investment income, as such accretion is taxable and reflects economic income earned by the Company.

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

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, excluding any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation due to the purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board of the Company held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 4, 2026. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the investment advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to investment advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and annually reviews the compensation we pay to the Adviser.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The Company incurred base management fees of $6.6 million for the year ended December 31, 2025, $6.6 million for the year ended December 31, 2024, and $7.5 million for the year ended December 31, 2023. The Company incurred gross incentive fees of $3.0 million for the year ended December 31, 2025, $5.0 million for the year ended December 31, 2024, and $7.4 million for the year ended December 31, 2023. The Company incurred net incentive fees of $2.8 million for the year ended December 31, 2025, $5.0 million for the year ended December 31, 2024, and $7.4 million for the year ended December 31, 2023.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors. On April 1, 2019, the Board approved the Administration Agreement with the Administrator and the Board most recently determined to re-approve the Administration Agreement at a meeting held on March 4, 2026.

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Company incurred $2.0 million of Administrative services expense for the year ended December 31, 2025, $1.8 million for the year ended ending December 31, 2024, and $2.4 million for the year ended December 31, 2023.

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
•
costs of hedging;
•
expenses, including travel expenses, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•
transfer agent and custodial fees;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•
federal, state and local taxes;
•
independent directors’ fees and expenses including certain travel expenses;

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

Transactions with BC Partners Securities LLC

On October 15, 2025, the Company paid an affiliate of BC Partners Securities LLC a fee for services rendered in connection with the issuance of the 2028 Notes and 2030 Notes as the Company’s structuring advisor in the amount of 0.25% of the $110 million in aggregate principal issued of 2028 Notes and 2030 Notes, or $0.3 million. See Note 6 — “Borrowings” of our notes to the consolidated financial statements included herein for further information about the 2028 Notes and the 2030 Notes.

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the years ended December 31, 2025 or 2024.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
($ in thousands)	December 31, 2025	December 31, 2024
4.875% Notes due 2026 (net of deferred financing costs and original issue discount of $— and $1,017, respectively)	$—	$106,983
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $825 and $1,322, respectively)	106,804	158,157
2026 Notes (net of deferred financing costs and original issue discount of $312 and $—, respectively)	49,688	—
2032 Convertible Notes (net of deferred financing costs and original issue discount of $102 and $—, respectively)	1,898	—
KeyBank Credit Facility (net of deferred financing costs of $904 and $—, respectively)	41,765	—
2028 Notes (net of deferred financing costs and original issue discount of $851 and $—, respectively)	34,149	—
2030 Notes (net of deferred financing costs and original issue discount of $2,423 and $—, respectively)	72,577	—
Total	$306,881	$265,140

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2025 were 6.9% and 2.7 years, respectively, and as of December 31, 2024 were 6.2% and 2.1 years, respectively.

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

The CLO was executed by GF 2018-2 (the “Issuer”) and Portman Ridge Funding 2018-2 LLC (formerly known as Garrison Funding 2018-2 LLC, together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” and individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. The Company owns all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and serves as collateral manager for the Co-Issuers. The Company is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between the Company and the Co-Issuers are eliminated on consolidation. As a result of this consolidation, the 2018-2 Secured Notes issued by the CLO is treated as the Company’s indebtedness, except any 2018-2 Secured Notes owned by the Company, which are eliminated in consolidation. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1 R-R Notes available under the CLO converted to Class A-1 T-R Notes. On November 18, 2022, the Company drew $14.3 million of the $25.0 million unfunded Class A-1 R-R Notes. The Reinvestment Period ended on November 20, 2022, and the remaining amount of the unfunded Class A-1 R-R Notes terminated.

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

The following table summarizes the interest expense, amortization of original issue discount, average outstanding balance, and average stated interest rate on the 2018-2 secured notes for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest expense	N/A	$4,952	$11,357
Amortization of original issue discount	N/A	57	151
Total interest and financing expenses	N/A	$5,009	$11,508
Average outstanding balance	N/A	$96,356	$153,330
Average stated interest rate	N/A	7.99%	7.35%

4.875% Notes due 2026

Notes Offering

On April 30, 2021, the Company issued $80.0 million in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The 4.875% Notes due 2026 were not registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

On April 30, 2021, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Supplemental Indenture (the “Third Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Third Supplemental Indenture, the “Indenture”). The Third Supplemental Indenture relates to the Company’s issuance of the 4.875% Notes due 2026.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

Sale of Additional 4.875% Notes due 2026

On June 23, 2021, the Company issued $28.0 million in aggregate principal amount of its 4.875% Notes due 2026 (the “New Notes”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The New Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $27.4 million, after deducting estimated offering expenses. The Company intends to use the net proceeds of the offering to redeem in full its HCAP Notes (as defined below), make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

Redemption of 4.875% Notes due 2026

The 4.875% Notes due 2026 were issued during the second quarter of 2021 and on October 14, 2025, the Company notified the Trustee of its election to redeem in full the $108.0 million aggregate principal amount outstanding of its 4.875% Notes due 2026 and redemption occurred on November 13, 2025. The 4.875% Notes due 2026 were redeemed at par plus accrued interest which resulted in a loss of approximately $0.4 million.

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest expense	$4,563	$5,265	$5,265
Amortization of original issue discount	462	506	479
Deferred financing costs	193	263	256
Total interest and financing expenses	$5,218	$6,034	$6,000
Average outstanding balance	$108,000	$108,000	$108,000
Average stated interest rate	4.88%	4.88%	4.88%

2026 Notes

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s fixed rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with the Trustee, which supplements the base indenture, dated June 16, 2014. At the time of the LRFC Acquisition, the unamortized portion of the discount and deferred financing costs were $0.3 million and $0.2 million, respectively, and have continued to be amortized throughout the period.

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through December 31, 2025.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the period from July 15, 2025 through December 31, 2025:

For the period July 15, 2025
($ in thousands)	through December 31, 2025
Interest expense	$1,286
Amortization of original issue discount	88
Deferred financing costs	96
Total interest and financing expenses	$1,470
Average outstanding balance	$50,000
Average stated interest rate	5.62%

2028 Notes

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”) at a price of 98.5% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $34.1 million, which is net of a discount and allocated deferred financing costs. The Company used the net proceeds of the offering to redeem in full its 4.875% Notes due 2026 and to pay down existing indebtedness.

In conjunction therewith, the Company and the Trustee entered into a Fourth Supplemental Indenture relating to the 2028 Notes (the “Fourth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Fourth Supplemental Indentures, the “2028 Notes Indenture”).

The 2028 Notes will mature on October 15, 2028. The 2028 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time prior to July 15, 2028 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2028 Notes Indenture and at par value on July 15, 2028 or thereafter.

The 2028 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2028 Notes from a rating agency, as defined in the 2028 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture. As of December 31, 2025, the Company is in compliance with all associated covenants.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2028 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date. Also, on the occurrence of an “Interest Rate Adjustment Event,” as defined in the 2028 Notes Indenture, the Notes will bear interest at a fixed rate per annum which is 0.75% in excess of the initial rate of the Notes, as applicable, from the date of the occurrence of the Interest Rate Adjustment Event to and until the date on which the Interest Rate Adjustment Event is no longer continuing.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2028 Notes for the period from October 15, 2025 through December 31, 2025:

For the period October 15, 2025
($ in thousands)	through December 31, 2025
Interest expense	$554
Amortization of original issue discount	33
Deferred financing costs	24
Total interest and financing expenses	$611
Average outstanding balance	$35,000
Average stated interest rate	7.50%

2030 Notes

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”) at a price of 97.75% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $72.5 million, which is net of a discount and allocated deferred financing costs. The Company used the net proceeds of the offering to redeem in full its 4.875% Notes due 2026 and to pay down existing indebtedness.

In conjunction therewith, the Company and the Trustee entered into a Fifth Supplemental Indenture relating to the 2030 Notes (the “Fifth Supplemental Indenture”), which supplements the Base Indenture (together with the Fifth Supplemental Indentures, the “2030 Notes Indenture”).

The 2030 Notes will mature on October 15, 2030. The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time prior to April 15, 2030 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the Indenture and at par value on April 15, 2030 or thereafter.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The 2030 Notes bear interest at the rate of 7.75% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2030 Notes from a rating agency, as defined in the 2030 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture. As of December 31, 2025, the Company is in compliance with all associated covenants.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2030 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date. Also, on the occurrence of an “Interest Rate Adjustment Event,” as defined in the 2030 Notes Indenture, the Notes will bear interest at a fixed rate per annum which is 0.75% in excess of the initial rate of the Notes, as applicable, from the date of the occurrence of the Interest Rate Adjustment Event to and until the date on which the Interest Rate Adjustment Event is no longer continuing.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2030 Notes for the period from October 15, 2025 through December 31, 2025:

For the period October 15, 2025
($ in thousands)	through December 31, 2025
Interest expense	$1,227
Amortization of original issue discount	58
Deferred financing costs	25
Total interest and financing expenses	$1,310
Average outstanding balance	$75,000
Average stated interest rate	7.75%

2032 Convertible Notes

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s fixed rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. At the time of the LRFC Acquisition, the unamortized portion of the discount and deferred financing costs were $0.1 million and $0.02 million, respectively, and have continued to be amortized throughout the period.

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through December 31, 2025.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the period from July 15, 2025 through December 31, 2025:

For the period July 15, 2025
($ in thousands)	through December 31, 2025
Interest expense	$60
Amortization of original issue discount	6
Deferred financing costs	$1
Total interest and financing expenses	$67
Average outstanding balance	$2,421
Average stated interest rate	5.62%

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, the Trustee serves as collateral agent, securities intermediary and collateral administrator, and we serve as portfolio manager under the Revolving Credit Facility.

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

The initial principal amount of the Revolving Credit Facility was $115.0 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $215.0 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender.

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

As of December 31, 2025, GLPRF LLC was in compliance with all of its debt covenants and approximately $107.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $218.8 million as of December 31, 2025. As of December 31, 2024, approximately $159.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility.

The following table summarizes the interest expense, deferred financing costs, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest expense	$9,914	$9,334	$7,465
Deferred financing costs	497	405	333
Total interest and financing expenses	$10,411	$9,739	$7,798
Average outstanding balance	$138,693	$116,548	$80,136
Average stated interest rate	6.70%	7.67%	7.84%

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of the LRFC’s wholly owned subsidiary, Capitala Business Lending, LLC (“CBL”), under a senior secured revolving credit facility (as amended, the “KeyBank Credit Facility”). The KeyBank Credit Facility was originally entered into on October 30, 2020, and has been subsequently amended on May 10, 2022, October 20, 2022, and August 21, 2024. The KeyBank Credit Facility provides for secured borrowings of up to $75.0 million, with an uncommitted accordion feature allowing for additional borrowings of up to $125.0 million, subject to availability and borrowing restrictions under the Investment Company Act of 1940. At the time of the LRFC Acquisition, the unamortized deferred financing costs were $1.0 million, and have continued to be amortized throughout the period.

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

As of December 31, 2025, outstanding borrowings under the KeyBank Credit Facility were $42.7 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $104.8 million.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The KeyBank Credit Facility is secured by a first lien security interest on substantially all of the assets of CBL and includes customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and liens, as well as standard events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the period from July 15, 2025 through December 31, 2025:

For the period July 15, 2025
($ in thousands)	through December 31, 2025
Interest expense	$1,293
Deferred financing costs	116
Unused commitment fees	106
Total interest and financing expenses	$1,515
Average outstanding balance	$38,857
Average stated interest rate	6.95%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	$107,629	$107,629	$—	$—	$107,629
2026 Notes	50,000	48,875	—	—	48,875
2032 Convertible Notes	2,000	1,892	—	—	1,892
KeyBank Credit Facility	42,669	42,669	—	—	42,669
2028 Notes	35,000	34,475	—	—	34,475
2030 Notes	75,000	73,313	—	—	73,313
Total	$312,298	$308,853	$—	$—	$308,853

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
4.875% Notes due 2026	$108,000	$103,820	$—	$—	$103,820
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	159,479	160,276	—	—	160,276
Total	$267,479	$264,096	$—	$—	$264,096

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table (dollars in thousands, except per unit amounts):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Convertible Notes due March 15, 2016
Fiscal 2015	$19,299	$2,025	$—	N/A
7.375% Notes due 2019
Fiscal 2017	$27,000	$2,713	$—	$1,016
Fiscal 2016	33,531	2,048	—	1,000
Fiscal 2015	41,400	2,025	—	1,012
Notes Issued by KCAP Senior Funding I, LLC
Fiscal 2016	$147,350	$2,048	$—	N/A
Fiscal 2015	147,350	2,025	—	N/A
6.125% Notes due 2022
Fiscal 2020	$76,726	$1,560	$—	$953
Fiscal 2019	77,407	1,950	—	1,010
Fiscal 2018	77,407	2,490	—	1,009
Fiscal 2017	77,407	2,713	—	1,006
KCAP Funding I, LLC Revolving Credit Facility
Fiscal 2018	$26,356	$2,490	$—	N/A
Revolving Credit Facility
Fiscal 2025	$107,629	$1,670	$—	N/A
Fiscal 2024	159,479	1,667	—	N/A
Fiscal 2023	92,000	1,646	—	N/A
Fiscal 2022	92,000	1,601	—	N/A
Fiscal 2021	80,571	1,780	—	N/A
Fiscal 2020	49,321	1,560	—	N/A
Fiscal 2019	79,571	1,950	—	N/A
2018-2 Secured Notes
Fiscal 2023	$125,683	$1,646	$—	N/A
Fiscal 2022	178,163	1,601	—	N/A
Fiscal 2021	163,863	1,780	—	N/A
Fiscal 2020	251,863	1,560	—	N/A
4.875% Notes due 2026
Fiscal 2024	$108,000	$1,667	$—	N/A
Fiscal 2023	108,000	1,646	—	N/A
Fiscal 2022	108,000	1,601	—	N/A
Fiscal 2021	108,000	1,780	—	N/A
2026 Notes
Fiscal 2025	$50,000	$1,670	$—	N/A
2032 Convertible Notes
Fiscal 2025	$2,000	$1,670	$—	N/A
KeyBank Credit Facility
Fiscal 2025	$42,669	$1,670	$—	N/A
2028 Notes
Fiscal 2025	$35,000	$1,670	$—	N/A
2030 Notes
Fiscal 2025	$75,000	$1,670	$—	N/A

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its net investment income, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly at calendar years ended December 31, 2025, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions, non-deductible expenses, investments on non-accrual status, and capital loss carryforwards acquired as the result of the merger, as follows (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Capital in excess of par value	$55,745	$2	$3,314
Total distributable (loss) earnings	(55,745)	(2)	$(3,314)

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$11,492	$(5,935)	$11,381
Tax provision (benefit) on realized and unrealized (gains) losses on investments	(1,611)	(853)	(414)
Net change in unrealized depreciation (appreciation) from investments	(6,547)	(1,006)	(3,322)
Excess capital losses over capital gains	21,798	31,839	27,128
Book/tax differences on CLO equity investments	2,051	(45)	(1,642)
Book/tax differences related to mergers and partnership investments	(4,454)	2,036	(4,631)
Other book/tax differences	467	448	859
Taxable income before deductions for distributions	$23,196	$26,484	$29,359
Taxable income before deductions for distributions per weighted average basic shares for the period	$2.11	$2.86	$3.09
Taxable income before deductions for distributions per weighted average diluted shares for the period	$2.09	$2.86	$3.09

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the years ended December 31, 2025 and December 31, 2024, the Asset Manager Affiliates did not make any cash distributions to the Company.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

($ in thousands)	Year Ended December 31,
Distributions paid from:	2025	2024	2023
Ordinary Income	$21,897	$25,582	$26,147
Return of Capital	—	—	—
Total	$21,897	$25,582	$26,147

As of December 31, 2025 and December 31, 2024, the components of accumulated earnings on tax basis (in thousands) were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Undistributed ordinary income	$8,458	$4,586	$7,064
Capital loss carryforward	(528,778)	(487,186)	(445,684)
Net unrealized depreciation	(81,760)	(53,330)	72,584
Total	$(602,080)	$(535,930)	$(366,036)

As of December 31, 2025, the Company had a net capital loss carryforward of $528.8 million to offset net capital gains, of which the Company has a short-term capital loss carry forward of $5.0 million which is subject to expiration in 2026 and the remainder is not subject to expiration.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. For the Company’s tax year ended December 31, 2025, the taxable subsidiaries’ activity resulted in a benefit for income taxes of $1.6 million. The taxable subsidiaries have, in aggregate, $1.1 million of net deferred tax assets. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations. For the Company’s tax year ended December 31, 2024, the taxable subsidiaries’ activity resulted in a benefit for income taxes of $0.9 million. The taxable subsidiaries have, in aggregate, net deferred liabilities of $0.5 million.

ASC 740: Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2025 and December 31, 2024, the Company had $30.0 million and $27.2 million of unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	December 31, 2025	December 31, 2024
Accordion Partners LLC (Revolver)	First Lien Debt	N/A	$1,623
Accordion Partners LLC(1)	First Lien Debt	N/A	913
Anthem Sports & Entertainment Inc. (Revolver)	First Lien Debt	N/A	83
Anthem Sports & Entertainment Inc.(1)	First Lien Debt	N/A	307
BetaNXT, Inc. (Revolver)	First Lien Debt	2,008	1,401
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	1,844	922
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	500
Dentive, LLC (Revolver)	First Lien Debt	210	117
Dentive, LLC(1)	First Lien Debt	N/A	427
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	74	87
Fortis Payment Systems, LLC(1)	First Lien Debt	N/A	387
Franchise Group, Inc. (DIP)(1)	First Lien Debt	N/A	249
HDC/HW Intermediate Holdings, LLC (Term Loan A)(1)	First Lien Debt	N/A	—
IDC Infusion Services LLC(1)	First Lien Debt	N/A	130
Luminii LLC (Revolver)	First Lien Debt	N/A	172
Metrc Inc.(1)	First Lien Debt	394	—
Metrc Inc. (Revolver)	First Lien Debt	1,240	—
Middle West Spirits, LLC (Revolver)	First Lien Debt	1,833	—
Morae Global Corporation (Revolver)	First Lien Debt	100	208
Morae Global Corporation (Term Loan A)(1)	First Lien Debt	2,143	—
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	853	987
PhyNet Dermatology LLC(1)	First Lien Debt	N/A	690
PMA Parent Holdings LLC (Revolver)	First Lien Debt	197	99
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	188
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	182	1,125
Riddell, Inc.(1)	First Lien Debt	N/A	636
Riskonnect Parent LLC(1)	First Lien Debt	N/A	5,000
RN Enterprises, LLC(1)	First Lien Debt	683	—
Series A - Great Lakes Funding II LLC	Joint Ventures	N/A	8,165
Series B - Great Lakes Funding II LLC	Joint Ventures	12,594	N/A
Shepherd Parent Holdings, LLC(1)	First Lien Debt	568	—
Shepherd Parent Holdings, LLC (Revolver)	First Lien Debt	387	—
Spark Buyer, LLC(1)	First Lien Debt	571	—
Spinrite, Inc. (Revolver)	First Lien Debt	438	—
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	1,222	784
Tactical Air Support, Inc.(1)	First Lien Debt	571	—
Taoglas Group Holdings Limited (Revolver)	First Lien Debt	35	—
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	N/A	129
VBC Spine Opco LLC (DxTx Pain and Spine LLC)(1)	First Lien Debt	N/A	761
Total Unfunded Portfolio Company Commitments		$29,983	$27,238

(1)
Delayed draw term loan.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

9. STOCKHOLDERS’ EQUITY

On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2023 Stock Repurchase Program”), effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indentures for our 2026 Notes, 2028 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2023 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2023 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions.

On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the 2023 Stock Repurchase Program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 12, 2025, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On July 15, 2025, as a result of the LRFC Acquisition, and pursuant to the terms of the LRFC Merger Agreement, the Company issued an aggregate of 3,984,078 shares of the Company’s common stock.

On November 12, 2025, the Company, its management, and the Company’s affiliates commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to $9.0 million of the Company’s common stock, $0.01 par value per share, at a price per share specified by the tendering stockholders of not less than $13.63 and not more than $14.93 in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 p.m. Eastern time on December 10, 2025. Of the total $9.0 million, $7.6 million was repurchased by the Company with the shares being retired. The remaining $1.4 million was purchased by Directors, Officers and Affiliated Persons of the Company.

During the years ended December 31, 2025 and December 31, 2024, the Company issued 19,729, and 17,400 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of December 31, 2025 and December 31, 2024 was 12,541,858 and 9,198,175, respectively.

During the year ended December 31, 2025, the Company repurchased 140,588 shares under the 2025 Stock Repurchase Program in open market transactions at an aggregate cost of approximately $1.6 million. During the year ended December 31, 2024, the Company repurchased 202,357 shares under the 2024 Stock Repurchase Program and the 2023 Stock Repurchase Program in open market transactions at an aggregate cost of approximately $3.8 million.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

The following tables detail the components of Stockholders’ Equity for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation (depreciation) on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511
Net investment income	$—	$—	$4,557	$4,557
Net change in unrealized appreciation (depreciation) on investments	—	—	6,628	6,628
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(15,840)	(15,840)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	137	137
Distributions to Stockholders	—	—	(4,325)	(4,325)
Reinvested Dividends	—	61	—	61
Balance, June 30, 2025	$92	$714,459	$(549,822)	$164,729
Net investment income	$—	$—	$8,848	$8,848
Net change in unrealized appreciation (depreciation) on investments	—	—	15,525	15,525
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(2,678)	(2,678)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	1,935	1,935
Distributions to stockholders	—	—	(6,464)	(6,464)
Stock issued under dividend reinvestment plan	—	63	—	63
Issuance of common shares in connection with the LRFC Acquisition	40	49,556	—	49,596
Stock repurchases	—	(250)	—	(250)
Balance, September 30, 2025	$132	$763,828	$(532,656)	$231,304
Net investment income	$—	$—	$7,387	$7,387
Net change in unrealized appreciation on investments	—	—	(11,703)	(11,703)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(3,107)	(3,107)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(115)	(115)
Distributions to Stockholders	—	—	(6,141)	(6,141)
Stock issued under dividend reinvestment plan	—	63	—	63
Issuance of common stock in debt conversion	—	474	—	474
Stock repurchases	(7)	(8,999)	—	(9,006)
Tax reclassification of stockholders' equity	—	55,745	(55,745)	—
Balance, December 31, 2025	$125	$811,111	$(602,080)	$209,156

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2024
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2023	$94	$717,835	$(504,411)	$213,518
Net investment income	—	—	6,226	6,226
Net change in unrealized appreciation on investments	—	—	71	71
Net realized gains (losses) from investment transactions and extinguishment of debt			(2,270)	(2,270)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	459	459
Distributions to Stockholders	—	—	(6,444)	(6,444)
Stock repurchases	(1)	(952)	—	(953)
Balance, March 31, 2024	$93	$716,883	$(506,369)	$210,607
Net investment income	$—	$—	$6,477	$6,477
Net change in unrealized appreciation on investments	—	—	(5,966)	(5,966)
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(6,961)	(6,961)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	78	78
Distributions to Stockholders	—	—	(6,411)	(6,411)
Reinvested Dividends	—	158	—	158
Stock repurchases	—	(1,553)	—	(1,553)
Balance, June 30, 2024	$93	$715,488	$(519,152)	$196,429
Net investment income	$—	$—	$5,802	$5,802
Net change in unrealized appreciation on investments	—	—	4,511	4,511
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(11,822)	(11,822)
Distributions to Stockholders	—	—	(6,382)	(6,382)
Reinvested Dividends	—	82	—	82
Stock repurchases	(1)	(637)	—	(638)
Balance, September 30, 2024	$92	$714,933	$(527,043)	$187,982
Net investment income	$—	$—	$5,539	$5,539
Net change in unrealized appreciation on investments	—	—	2,390	2,390
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(10,785)	(10,785)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	316	316
Distributions to Stockholders	—	—	(6,345)	(6,345)
Reinvested Dividends	—	84	—	84
Stock repurchases	—	(688)	—	(688)
Tax reclassification of stockholders' equity	—	2	(2)	—
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493

10. DIRECTORS’ EXPENSE

The Company’s independent directors receive an annual fee of $77,000. They also receive reimbursement from the Company for any out-of-pocket expenses related to their service as members of the Board of Directors. In addition, the lead independent director will receive an annual fee of $10,000, the Chair of the Company’s Audit Committee will receive an annual fee of $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive an annual fee of $5,000 and the Chair of the Company’s Compensation Committee will receive an annual fee of $5,000. During the years ended December 31, 2025 and December 31, 2024, Company recognized directors’ expense of $0.6 million and $0.6 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Further, the Company’s independent directors do not receive any stock-based compensation for their service as members of the Board and the Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

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

The LRFC Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50. The consideration paid to LRFC’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of LRFC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date of the LRFC Acquisition. Immediately following the LRFC Acquisition, the Company marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Company’s consolidated statements of operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

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

(1) Based on the share price defined in the LRFC Merger Agreement of $12.55 and the approximately 3,984,078 shares of common stock issued by the Company in connection with the LRFC Acquisition, net of offering costs of $0.4 million.

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

BCP INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2025

(in thousands, except share and per share amounts)

13. SUBSEQUENT EVENTS

On March 4, 2026, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

On March 4, 2026, the Board authorized the transition of the Company’s distribution payment schedule from quarterly to monthly, beginning in April 2026. The modification to the distribution policy introduces a stable base distribution, which is anticipated to be sustainable across market cycles, and retains the potential for a quarterly supplemental distribution, which will approximate 50% of the net investment income in excess of the monthly base distributions to account for fluctuations in rates and spreads.

On March 5, 2026, the Company declared a quarterly base distribution of $0.32 per share of common stock. The distribution is payable on March 27, 2026 to stockholders of record at the close of business on March 16, 2026.

On March 5, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of April, May and June 2026. The April 2026 distribution is payable on April 30, 2026 to stockholders of record at the close of business on April 15, 2026. The May 2026 distribution is payable on May 29, 2026 to stockholders of record at the close of business on May 15, 2026. The June 2026 distribution is payable on June 30, 2026 to stockholders of record at the close of business on June 15, 2026.

The Company has evaluated events and transactions occurring subsequent to December 31, 2025, through the date of issuance, for items that should potentially be recognized or disclosed in these consolidated financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

EXHIBIT INDEX

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among the Company, Logan Ridge Finance Corporation, Portman Ridge Merger Sub, Inc., Mount Logan Management LLC (for the limited purposes set forth therein) and Sierra Crest Investment Management LLC (for the limited purposes set forth therein), dated as of January 29, 2025 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed February 4, 2025).

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
3.2

Fourth Amended and Restated Bylaws of BCP Investment Corporation, dated as of November 5, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2025).

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share (incorporated by reference to Exhibit D.1 of the Pre-Effective Amendment No. 1 on Form N-2 filed on October 6, 2006).
4.2	Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit E of the Pre-Effective Amendment No. 2 of the Registration Statement on Form N-2 filed on November 20, 2006).
4.3

Form of Base Indenture between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit D.3 of the Registration Statement in Form N-2 filed on October 3, 2012).

4.4	Description of BCP Investment Corporation’s Registered Securities (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K, filed on March 13, 2024).
4.5

Fourth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.50% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 15, 2025).

4.6

Fifth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.75% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on October 15, 2025

4.7	Form of 7.50% Notes due 2028 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on October 15, 2025).
4.8	Form of 7.75% Notes due 2030 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on October 15, 2025).
4.9

Fourth Supplemental Indenture, dated as of October 29, 2021, relating to the 5.25% Notes due 2026, by and between the LRFC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of LRFC’s Current Report on Form 8-K filed on November 1, 2021).

4.10

Fifth Supplemental Indenture, dated as of July 15, 2025, relating to the 5.25% Notes due 2026, by and between the Company, as successor to LRFC, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2025).

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

10.4

Loan and Security Agreement dated as of December 18, 2019 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto, The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and BCP Investment Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 23, 2019).

E-1

10.5

First Amendment to Loan and Security Agreement dated as of April 29, 2022 among Great Lakes Portman Ridge Funding LLC, the Lenders Party thereto, the Collateral Administrator, Collateral Agent, and Securities Intermediary Party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent and BCP Investment Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 5, 2022).

10.6

Loan and Security Agreement Conformed Through the Second Amendment dated as of July 23, 2024 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto. The Collateral Administrator, Collateral Agent ad Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and BCP Investment Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 29, 2024).

10.7

Fee Waiver Agreement by and between the Company and Sierra Crest Investment Management LLC, dated as of January 29, 2025 (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed February 4, 2025).

10.8	Note Purchase Agreement, dated October 10, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 15, 2025).
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (incorporated by reference to Exhibit (r) of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on February 4, 2022).
19.1	Insider Trading Policy**
21.1	List of Subsidiaries**
23.1	Consent of Deloitte & Touche LLP**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on March 13, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCP INVESTMENT CORPORATION
Date:	March 5, 2026	By	/s/ EDWARD GOLDTHORPE
EDWARD GOLDTHORPE
President and Chief Executive Officer

*****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 5, 2026
EDWARD GOLDTHORPE

/s/ BRANDON SATOREN	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 5, 2026
BRANDON SATOREN

/s/ GEORGE GRUNEBAUM	Member of the Board of Directors	March 5, 2026
GEORGE GRUNEBAUM

/s/ ROBERT WARSHAUER	Member of the Board of Directors	March 5, 2026
ROBERT WARSHAUER

/s/ ALEXANDER DUKA	Member of the Board of Directors	March 5, 2026
ALEXANDER DUKA

/s/ PATRICK SCHAFER	Member of the Board of Directors	March 5, 2026
PATRICK SCHAFER

/s/ DEAN C. KEHLER	Member of the Board of Directors	March 5, 2026
DEAN C. KEHLER
/s/ JOSEPH MOREA	Member of the Board of Directors	March 5, 2026
JOSEPH MOREA

/s/ JENNIFER CHOU	Member of the Board of Directors	March 5, 2026
JENNIFER CHOU

S-1