Form 10-Q
period 2026-03-31
BCP Investment Corp
filed 2026-05-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of common stock of the registrant as of May 4, 2026 was 12,377,481.

NOTE ABOUT REFERENCES TO BCP INVESTMENT CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “outlook,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to successfully and profitably integrate acquired assets and companies, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

For a more detailed discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” of this Quarterly Report, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $414,774 and $433,213, respectively)	$380,573	$409,735
Non-controlled affiliated investments (amortized cost of $99,398 and $90,294, respectively)	87,371	80,585
Controlled affiliated investments (amortized cost of $42,218 and $42,332, respectively)	8,944	10,655
Total Investments at fair value (amortized cost of $556,390 and $565,839, respectively)	$476,888	$500,975
Cash and cash equivalents	51,824	3,721
Restricted cash	6,209	8,782
Interest receivable	3,791	5,793
Receivable for unsettled trades	1,570	—
Dividend receivable	803	845
Other assets	2,828	3,525
Total Assets	$543,913	$523,641
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $217 and $312, respectively)	$49,783	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $782 and $851, respectively)	34,218	34,149
2029 Notes (net of deferred financing costs of $881 and $—, respectively)	49,119	—
2030 Notes (net of deferred financing costs and original issue discount of $2,318 and $2,423, respectively)	72,682	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $99 and $102, respectively)	1,901	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $700 and $825, respectively)	79,309	106,804
KeyBank Credit Facility (net of deferred financing costs of $843 and $904, respectively)	49,391	41,765
Management and incentive fees payable	4,443	1,865
Accounts payable, accrued expenses and other liabilities	3,653	1,714
Accrued interest payable	6,409	4,025
Total Liabilities	$350,908	$314,485
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 14,009,104 issued, and 12,375,787 outstanding as of March 31, 2026, and 14,003,016 issued, and 12,541,858 outstanding as of December 31, 2025	$124	$125
Capital in excess of par value	809,092	811,111
Total distributable (loss) earnings	(616,211)	(602,080)
Total Net Assets	$193,005	$209,156
Total Liabilities and Net Assets	$543,913	$523,641
Net Asset Value Per Common Share	$15.60	$16.68

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,344	$7,300
Non-controlled affiliated investments	1,474	316
Total interest income	12,818	7,616
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	3,129	2,853
Non-controlled affiliated investments	293	208
Total payment-in-kind income	3,422	3,061
Dividend income:
Non-controlled affiliated investments	1,047	1,417
Total dividend income	1,047	1,417
Fees and other income:
Non-controlled/non-affiliated investments	237	24
Non-controlled affiliated investments	74	—
Total fees and other income	311	24
Total investment income	$17,598	$12,118
EXPENSES
Management fees	1,705	1,466
Performance-based incentive fees	873	920
Interest and amortization of debt issuance costs	5,837	4,298
Professional fees	913	452
Administrative services expense	543	411
Directors’ expense	123	144
Other general and administrative expenses	714	87
Total expenses	$10,708	$7,778
NET INVESTMENT INCOME	$6,890	$4,340
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(2,022)	$(81)
Non-controlled affiliated investments	—	(92)
Net realized gain (loss) on investments	(2,022)	(173)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(10,738)	(1,501)
Non-controlled affiliated investments	(2,318)	(1,140)
Controlled affiliated investments	(1,597)	(1,274)
Derivatives	15	12
Net change in unrealized gain (loss) on investments	(14,638)	(3,903)
Tax (provision) benefit on realized and unrealized (gains) losses on investments	(403)	(346)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(17,063)	(4,422)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,173)	$(82)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.82)	$(0.01)
Net Investment Income Per Common Share:
Basic and Diluted:	$0.55	$0.47
Weighted Average Shares of Common Stock Outstanding — Basic and Diluted	12,435,534	9,198,223

(1)
During the three months ended March 31, 2026 and 2025, the Company received $0.6 million and $0.2 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operations:
Net investment income	$6,890	$4,340
Net realized gain (loss) on investments	(2,022)	(173)
Net change in unrealized appreciation (depreciation) on investments	(14,638)	(3,903)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(403)	(346)
Net increase (decrease) in net assets resulting from operations	$(10,173)	$(82)

Stockholder distributions:
Distributions declared	$(3,958)	$(4,967)
Net decrease in net assets resulting from stockholder distributions	$(3,958)	$(4,967)

Capital share transactions:
Issuance of common stock for:
Stock issued under dividend reinvestment plan	$44	$67
Stock repurchases	(2,064)	—
Net increase (decrease) in net assets resulting from capital share transactions	$(2,020)	$67

Net assets at beginning of period	$209,156	$178,493
Net assets at end of period	$193,005	$173,511
Net asset value per common share	$15.60	$18.85
Common shares outstanding at end of period	12,375,787	9,202,870

(1)
Refer to Note 9 — “Stockholders’ Equity” of our notes to the consolidated financial statements for additional information on changes in components of Stockholders’ Equity.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(10,173)	$(82)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash (used in) provided by operations:
Net realized (gains) losses on investment transactions	2,022	173
Net change in unrealized (appreciation) depreciation from investments	14,638	3,903
Tax provision (benefit) on realized and unrealized gains (losses) on investments	403	346
Purchases of investments	(13,257)	(17,504)
Proceeds from sales and redemptions of investments	28,322	15,660
Net accretion of investments	(4,148)	(777)
Amortization of debt issuance costs	463	309
Payment-in-kind interest income	(3,490)	(2,857)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	(1,570)	—
(Increase) decrease in interest receivable	2,002	1,301
(Increase) decrease in dividend receivable	42	120
(Increase) decrease in other assets	294	(1,607)
Increase (decrease) in accrued interest payable	2,384	988
Increase (decrease) in management and incentive fees payable	2,578	(327)
Increase (decrease) in due to affiliates	—	(635)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,053	1,547
Net cash (used in) provided by operating activities	$21,563	$558
FINANCING ACTIVITIES:
Repurchases of common stock	$(2,064)	$—
Distributions to stockholders	(3,914)	(4,900)
Repayment of Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	(27,620)	(12,100)
Repayment of KeyBank Credit Facility	(3,935)	—
Borrowings from KeyBank Credit Facility	11,500	—
Proceeds from issuance of 2029 Notes	50,000	—
Net cash (used in) provided by financing activities	$23,967	$(17,000)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$45,530	$(16,442)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,503	39,953
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$58,033	$23,511
Amounts per statements of assets and liabilities:
Cash and cash equivalents	$51,824	$9,233
Restricted cash	6,209	14,278
Total Cash, Cash Equivalents and Restricted cash	$58,033	$23,511
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$2,991	$3,001
Reinvestment of distributions	$44	$67

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 197.2%
First Lien/Senior Secured Debt - 153.2%
13 Scents Inc.	Personal Care Products	10.45%	SOFR + 6.75%	1.00%	03/31/31	4,000	$3,920	$3,920	(13)
13 Scents Inc. (Revolver)	Personal Care Products	—	SOFR + 6.75%	1.00%	03/31/31	—	(11)	(11)	(15)(20)
Accurate Background, LLC	IT Services	9.96%	SOFR + 6.00%	1.00%	03/26/29	8,621	8,046	8,617	(13)
Advantage Capital Holdings LLC	Financial Services	13.00%	13.00%, 5.00% PIK	—	04/14/27	15,298	15,298	14,973
AIDC IntermediateCo 2, LLC (Peak Technologies)	IT Services	8.92%	SOFR + 5.25%	1.00%	07/22/27	5,805	5,389	5,760	(13)
AMCP Pet Holdings, Inc.	Consumer Staples Distribution & Retail	10.82%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	4,839	4,825	3,617	(13)
AMCP Pet Holdings, Inc. (Revolver)	Consumer Staples Distribution & Retail	10.82%	SOFR + 4.15%, 0.15% PIK	1.00%	01/04/28	1,053	1,051	787
American Academy Holdings, LLC	Health Care Providers & Services	13.53%	SOFR + 9.75%, 5.25% PIK	3.25%	06/30/27	7,003	6,879	7,406	(13)
Ancile Solutions, Inc.	Software	13.94%	SOFR + 10.00%	1.00%	06/11/26	5,707	5,702	5,839	(13)
Anthem Sports & Entertainment Inc. (2025 Delayed Draw Term Loan)	Media	9.46%	SOFR + 9.46%, 9.46% PIK	1.00%	11/15/27	1,412	1,412	1,412
Anthem Sports & Entertainment Inc. (Hollywood Suites Delayed Draw Term Loan)	Media	9.46%	SOFR + 9.46%, 9.46% PIK	1.00%	11/15/27	4,379	4,379	4,379
Anthem Sports & Entertainment Inc. (Term Loan B)	Media	10.00% PIK	—	—	11/15/27	9,510	9,510	7,062
Anthem Sports & Entertainment Inc. (Term Loan C)	Media	—	—	—	11/15/27	8,805	935	—	(5)
Appfire Technologies, LLC	Software	8.45%	SOFR + 4.75%	1.00%	03/09/28	5,756	5,753	5,756	(13)
BetaNXT, Inc.	Financial Services	9.45%	SOFR + 5.75%	—	07/02/29	12,803	12,218	12,433	(13)
BetaNXT, Inc. (Revolver)	Financial Services	—	SOFR + 5.75%	—	04/02/29	—	(35)	(83)	(15)(20)
Bradshaw International Parent Corp.	Specialty Retail	9.52%	SOFR + 5.75%	1.00%	10/21/27	969	919	951	(13)
Bradshaw International Parent Corp. (Revolver)	Specialty Retail	—	SOFR + 5.75%	1.00%	10/21/26	—	(9)	(34)	(15)(20)
CB MIDCO, LLC	Diversified Consumer Services	—	—	—	09/28/27	4,110	3,798	175	(5)(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Health Care Providers & Services	8.42%	SOFR + 4.75%	1.00%	05/08/30	3,111	3,085	3,111	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Health Care Providers & Services	—	SOFR + 4.75%	1.00%	05/08/30	—	(4)	—	(15)(20)
Centric Brands Inc.	Textiles, Apparel & Luxury Goods	9.17%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,690	(13)
Centric Brands Inc. (Term Loan A1)	Textiles, Apparel & Luxury Goods	10.17%	SOFR + 6.50%	1.00%	02/06/31	2,424	2,424	2,424	(13)
Centric Brands Inc. (Term Loan A2)	Textiles, Apparel & Luxury Goods	12.67%	SOFR + 9.00%, 11.67% PIK	1.00%	02/06/31	4,036	4,036	4,036
Colonnade Intermediate, LLC	Software	—	—	—	09/30/26	8,325	7,650	5,149	(5)
Colonnade Intermediate, LLC (Revolver)	Software	—	—	—	09/30/26	685	685	424	(5)
Dentive, LLC	Health Care Providers & Services	10.95%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	4,701	4,464	4,533	(13)
Dentive, LLC (Revolver)	Health Care Providers & Services	10.95%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	8	(3)	—	(15)(20)
Dodge Data & Analytics LLC	Professional Services	10.05%	SOFR + 6.25%	0.50%	01/31/29	651	646	647	(13)
Dodge Data & Analytics LLC (Second Out)	Professional Services	8.55%	SOFR + 4.75%	0.50%	02/28/29	903	805	680	(13)
Epic Staffing Group	Professional Services	9.73%	SOFR + 6.00%	0.50%	06/28/29	4,823	3,995	3,950	(13)
Florida Food Products, LLC First Lien, Term Loan A	Food Products	9.15%	SOFR + 5.50%	2.00%	10/15/30	2,022	1,985	2,000	(13)
Florida Food Products, LLC First Lien, Term Loan B	Food Products	9.15%	SOFR + 5.50%	2.00%	10/15/30	1,265	1,242	1,252	(13)
Florida Food Products, LLC First Lien, Term Loan C	Food Products	9.15%	SOFR + 5.50%	2.00%	10/15/30	717	704	709	(13)
Global Integrated Flooring Systems Inc.	Household Products	12.66%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	6,529	5,829	4,726
Global Integrated Flooring Systems Inc. (Revolver)	Household Products	12.67%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	54	47	39
GP Midco, LLC (Beauty by Imagination)	Personal Care Products	8.66%	SOFR + 5.00%	—	11/01/30	3,950	3,514	3,939	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan A	Software	9.01%	SOFR + 3.50%, 2.50% PIK	5.25%	06/22/26	6,518	6,420	3,715
HDC/HW Intermediate Holdings, LLC - Term Loan B	Software	—	—	—	06/22/26	3,849	764	—	(5)
Help Systems Holdings, Inc.	Technology Hardware, Storage & Peripherals	9.76%	SOFR + 6.00%	2.00%	05/21/29	1,436	1,407	1,242	(13)
IDC Infusion Services LLC	Health Care Providers & Services	8.70%	SOFR + 5.00%	1.00%	07/09/29	6,851	6,556	6,869	(13)
Ivanti Software, Inc.	Software	8.41%	SOFR + 4.75%	0.75%	06/01/29	992	903	673	(13)
Ivanti Software, Inc. - NewCo	Software	9.41%	SOFR + 5.75%	2.00%	06/01/29	733	695	733	(13)
Keg Logistics LLC	Diversified Consumer Services	10.58%	SOFR + 6.75%, 4.75% PIK	1.00%	10/01/26	19,257	18,781	19,257	(13)
Keg Logistics LLC (Revolver)	Diversified Consumer Services	10.58%	SOFR + 6.75%	1.00%	10/01/26	1,744	1,650	1,744
Live Comfortably Inc.	Household Durables	13.78%	SOFR + 10.00%, 2.00% PIK	3.00%	09/20/27	55	55	-	(13)
Live Comfortably Inc. Term Loan B	Household Durables	13.78%	SOFR + 10.00%, 2.00% PIK	3.00%	04/02/29	7,175	6,894	6,882	(13)
MAG DS Corp.	Aerospace & Defense	9.30%	SOFR + 5.50%	1.00%	04/01/27	3,574	3,477	3,568	(13)
Metrc Inc.	Software	9.20%	SOFR + 5.50%	1.00%	09/30/31	2,354	2,235	2,292	(13)(20)
Metrc Inc. (Revolver)	Software	—	SOFR + 5.50%	1.00%	09/30/31	—	(55)	(28)	(15)(20)
Money Transfer Acquisition Inc.	Financial Services	12.02%	SOFR + 8.25%	1.00%	12/14/27	13,844	13,205	13,775	(13)
Morae Global Corporation (Revolver)	IT Services	11.81%	SOFR + 8.00%	2.00%	10/31/28	400	382	387	(20)
Morae Global Corporation (Term Loan A)	IT Services	11.82%	SOFR + 8.00%	2.00%	10/31/28	4,954	4,532	4,633	(13)(20)
Morae Global Corporation (Term Loan B)	IT Services	11.81%	SOFR + 8.00%	2.00%	10/31/28	2,785	2,551	2,715	(13)
MSM Acquisitions, Inc.	Software	9.67%	SOFR + 6.00%	1.00%	12/09/26	9,978	9,970	8,170	(13)
Netwrix Corporation	Software	8.17%	SOFR + 4.50%	0.75%	06/11/29	4,194	4,184	4,121	(13)
Netwrix Corporation (Revolver)	Software	—	SOFR + 4.50%	0.75%	06/11/29	—	(5)	(20)	(15)(20)
Newbury Franklin Industrials, LLC	Trading Companies & Distributors	10.62%	SOFR + 7.00%	2.00%	12/11/29	6,091	5,770	5,991	(13)(20)
One Stop Mailing LLC	Ground Transportation	10.03%	SOFR + 6.25%	1.00%	05/07/27	6,875	6,854	6,875	(13)
Orthopaedic (ITC) Buyer, LLC	Health Care Providers & Services	8.70%	SOFR + 5.00%	1.00%	07/31/28	2,304	2,099	2,304	(13)
PhyNet Dermatology LLC	Health Care Providers & Services	10.17%	SOFR + 6.50%	1.00%	10/20/29	1,825	1,755	1,784	(13)
PMA Parent Holdings LLC	Capital Markets	8.45%	SOFR + 4.75%	0.75%	01/31/31	2,796	2,616	2,771	(13)
PMA Parent Holdings LLC (Revolver)	Capital Markets	—	SOFR + 4.75%	0.75%	01/31/31	—	(2)	(2)	(15)(20)

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Pomeroy Technologies, LLC (Super Senior A)	Software	6.00% PIK	—	—	11/30/27	1,474	$1,474	$1,265
Premier Imaging, LLC	Health Care Equipment & Supplies	9.96%	SOFR + 6.00%	1.00%	10/31/27	5,612	5,434	4,887	(13)
Project Castle, Inc.	Machinery	9.36%	SOFR + 5.50%	0.50%	06/01/29	3,726	3,390	2,029	(13)
Project Leopard Holdings, Inc.	Software	9.02%	SOFR + 5.25%	0.50%	07/20/29	5,622	5,442	3,536	(13)
PVHC Holding Corp	Containers & Packaging	13.10%	SOFR + 9.25%, 2.75% PIK	2.50%	02/17/27	2,945	2,944	2,834	(13)
Radius Aerospace, Inc.	Aerospace & Defense	9.85%	SOFR + 6.00%, 0.25% PIK	1.00%	03/29/27	5,451	5,448	5,434	(13)
Red Range Intermediate Inc.	Industrial Conglomerates	11.76%	SOFR + 8.00%	1.00%	10/01/29	324	324	324
Resolute Investment Managers, Inc.	Capital Markets	10.46%	SOFR + 6.50%	1.00%	10/30/28	3,970	3,582	3,186	(13)
RN Enterprises, LLC	Health Care Technology	9.06%	SOFR + 5.25%	0.75%	10/17/31	2,600	2,311	2,592	(13)(20)
Shepherd Parent Holdings, LLC	Health Care Providers & Services	10.90%	SOFR + 7.25%	1.00%	07/10/30	1,694	1,545	1,694	(13)(20)
Shepherd Parent Holdings, LLC (Revolver)	Health Care Providers & Services	—	SOFR + 7.25%	1.00%	07/10/30	—	—	—	(20)
South Street Securities Holdings, Inc	Financial Services	9.00%	—	—	09/20/27	3,600	3,376	3,348
Spark Buyer, LLC	Electrical Equipment	8.90%	SOFR + 5.25%	0.75%	10/15/31	1,411	1,251	1,259	(13)(20)
Spinrite, Inc.	Leisure Products	11.17%	SOFR + 7.50%	—	12/05/30	3,063	3,004	3,004	(13)
Spinrite, Inc. (Revolver)	Leisure Products	11.17%	SOFR + 7.50%	—	12/05/30	88	79	79	(20)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation Infrastructure	—	—	—	10/03/29	2,972	1,607	59	(5)(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation Infrastructure	—	—	—	10/03/29	2,215	739	—	(5)(13)
Sundance Holdings Group, LLC	Specialty Retail	—	—	—	06/30/25	6,717	6,572	59	(5)
Synamedia Americas Holdings, Inc.	Interactive Media & Services	9.67%	SOFR + 6.00%	1.00%	12/05/28	4,071	3,664	4,071	(13)
TA/WEG Holdings, LLC (Revolver)	Financial Services	—	SOFR + 6.25%	1.00%	10/02/28	—	(1)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace & Defense	11.32%	SOFR + 7.50%	1.00%	12/22/28	4,250	4,034	4,180	(13)(20)
Taoglas Group Holdings Limited	Electronic Equipment, Instruments & Components	10.95%	SOFR + 7.25%	1.00%	02/28/29	2,284	2,029	2,261	(7)(13)
Taoglas Group Holdings Limited (Revolver)	Electronic Equipment, Instruments & Components	10.93%	SOFR + 7.25%	1.00%	02/28/29	610	545	604	(7)(13)(20)
Taoglas USA Holdings Inc.	Electronic Equipment, Instruments & Components	10.95%	SOFR + 7.25%	1.00%	02/28/29	1,627	1,613	1,611	(13)
Validity, Inc.	Software	8.90%	SOFR + 5.25%	0.50%	04/12/32	1,985	1,737	1,950	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Health Care Providers & Services	10.30%	SOFR + 6.50%	2.00%	06/14/29	10,001	9,759	9,902	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Health Care Providers & Services	10.17%	SOFR + 6.50%	2.00%	06/14/29	635	604	619	(20)
VTX Intermediate Holdings, Inc.	IT Services	11.93%	SOFR + 8.00%, 1.00% PIK	2.00%	12/12/29	10,375	9,782	10,272	(13)
Total First Lien/Senior Secured Debt							320,753	295,778
Second Lien/Senior Secured Debt - 17.9%
American Academy Holdings, LLC	Health Care Providers & Services	14.50% PIK	—	—	03/01/28	13,828	13,268	13,674
BLST Operating Company, LLC	Broadline Retail	—	—	—	05/06/26	1,352	1,132	—	(5)(13)
Confluence Technologies, Inc.	Software	10.30%	SOFR + 6.50%, 6.50% PIK	0.50%	07/30/29	4,272	4,260	3,535	(13)
Dcert Buyer, Inc.	Software	10.67%	SOFR + 7.00%	—	02/19/29	5,400	5,396	4,172	(13)
Florida Food Products, LLC Second Lien, Term Loan A	Food Products	8.76%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,578	2,428	2,627	(13)
Florida Food Products, LLC Second Lien, Term Loan B	Food Products	8.65%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,189	2,164	2,342	(13)
Ivanti Software, Inc.	Software	11.17%	SOFR + 7.25%	0.50%	06/01/29	9,090	7,785	3,204	(13)
Project Leopard Holdings, Inc.	Software	11.42%	SOFR + 7.75%	0.50%	07/22/30	5,000	4,945	3,075	(13)
VTX Intermediate Holdings, Inc.	IT Services	12.50% PIK	—	—	12/12/30	2,004	1,869	1,953
Total Second Lien/Senior Secured Debt							43,247	34,582
Subordinated Debt - 12.7%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	06/14/28	1,030	996	1,025
Eastport Holdings, LLC	Commercial Services & Supplies	12.43%	SOFR + 8.50%	1.00%	09/29/27	19,250	17,642	19,250	(13)
Lucky Bucks Holdings LLC	Hotels, Restaurants & Leisure	—	—	—	05/29/28	8,762	5,993	1,697	(5)
Tubular Textile Machinery, Inc.	Machinery	5.00% PIK	—	—	10/29/27	5,289	3,344	2,495
Total Subordinated Debt							27,975	24,467
Collateralized Loan Obligations - 0.0%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	—	—	—	04/20/30	15,161	—	—	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	—	—	—	10/27/31	10,000	112	—	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	—	—	—	11/01/28	3,250	—	—	(3)(7)(10)
Total Collateralized Loan Obligations							112	—
Preferred Stock and Units - 5.0%
4L Ultimate Topco Corporation	Commercial Services & Supplies	—	—	—	—	321	29	—
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	248,474	166	415	(9)(22)
Aperture Dodge 18 LLC	Financial Services	—	—	—	—	5,175,271	4,578	3,433
BMP Slappey Holdco, LLC	Diversified Telecommunication Services	—	—	—	—	200,000	467	794	(21)
BMP Slappey Investment II	Diversified Telecommunication Services	—	—	—	—	88,946	208	353	(21)
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,192,259	1,192	1,400	(22)
Middle West Spirits, LLC	Beverages	10.00% PIK	—	—	—	964,116	908	1,088	(25)
Prosper Marketplace	Household Products	—	—	—	—	912,865	279	324	(6)
Taylor Precision Products, Inc. - Series C	Household Products	—	—	—	—	379	667	758

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Class A Preferred)	Health Care Providers & Services	14.00%	14.00%, 10.50% PIK	—	—	1,000,000	$990	$990	(22)(25)
Total Preferred Stock and Units							9,484	9,555
Common Stock and Membership Units - 8.3%
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	0.1	264	870	(9)(22)
Advantage Capital Holdings LLC - Class A Units	Financial Services	—	—	—	—	822	500	1,885	(22)
AIP Capital, LLC	Financial Services	—	—	—	—	85	35	35	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Oil, Gas & Consumable Fuels	—	—	—	—	0.1	—	—	(11)
BGPT Maverick, L.P. (Metrc Inc.)	Communications Equipment	—	—	—	—	1,020,408	1,020	1,209
BLST Operating Company, LLC - Class A	Broadline Retail	—	—	—	—	217,013	555	—	(9)
Carestream Health Holdings, Inc.	Health Care Equipment & Supplies	—	—	—	—	4,099	53	85
Centric Brands, L.P.	Textiles, Apparel & Luxury Goods	—	—	—	—	81,770	746	5,614
DxTx Pain and Spine LLC	Health Care Providers & Services	—	—	—	—	217,479	381	611	(9)(22)
Everyware Global, Inc.	Household Products	—	—	—	—	1,085,565	346	643	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Building Products	—	—	—	—	100	1,500	775	(3)(7)
Freedom Electronics, LLC	Electronic Equipment, Instruments & Components	—	—	—	—	181,818	195	227	(9)
Fusion Connect, Inc.	Wireless Telecommunication Services	—	—	—	—	14	866	—
Fusion Connect, Inc. - Warrant	Wireless Telecommunication Services	—	—	—	—	811,572	—	—
Fusion Parent, LLC (fka Franchise Group Inc.)	Diversified Consumer Services	—	—	—	—	62,378	1,550	1,354
HDC/HW Holdings, LLC	Software	—	—	—	—	148,826	—	—
LB NewHoldCo LLC	Hotels, Restaurants & Leisure	—	—	—	—	146,589	1,724	437	(13)
Middle West Spirits, LLC	Beverages	—	—	—	—	91	14	53
Morae Global Holdings Inc. - Warrant	IT Services	—	—	—	—	1,625	376	148
Ohene Holdings B.V. - Warrant	IT Services	—	—	—	—	4	—	—	(3)(7)
Roscoe Investors, LLC - Class A	Health Care Equipment & Supplies	—	—	—	—	10,000	1,000	—
South Street Securities Holdings, Inc - Warrant	Financial Services	—	—	—	—	4,533	514	626
Sundance Holdings Group, LLC	Specialty Retail	—	—	—	—	14,603	—	—
Swift Aggregator LLC (formerly GA Communications, Inc.)	Media	—	—	—	—	1,363,451	1,250	1,420
VTX Holdings LLC - Series C	IT Services	—	—	—	—	882,504	9	4
Workplace Holdings LLC (Pomeroy Technologies, LLC)	Software	—	—	—	—	950	228	—
World Business Lenders, LLC	Financial Services	—	—	—	—	42,859	—	—	(7)
Total Common Stock and Membership Units							13,172	15,996
Derivatives - 0.1%(19)
Advantage Capital Holdings LLC	Financial Services	—	—	—	—	164	—	195	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,166,667	—	—	(7)(20)(22)
HDNet Holdco LLC (Anthem)	Media	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	195
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							414,774	380,573
Investments in Affiliate Portfolio Companies - 45.3%(17)
First Lien/Senior Secured Debt - 13.1%
American Clinical Solutions, LLC	Health Care Providers & Services	10.67%	SOFR + 7.00%, 3.67% PIK	1.00%	06/30/26	8,019	7,093	4,892
Datalink, LLC	Health Care Technology	10.00% PIK	—	—	02/05/33	2,779	2,552	2,112	(13)
Datalink, LLC (Revolver)	Health Care Technology	—	—	—	02/05/33	—	—	(79)	(20)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	9.70%	SOFR + 6.00%	2.00%	01/29/31	2,773	2,710	2,708	(13)(20)
HR Pharmaceuticals, LLC (Revolver)	Health Care Equipment & Supplies	9.70%	SOFR + 6.00%	2.00%	01/29/31	34	28	27	(20)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	09/30/26	5,215	4,201	4,716	(5)
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Diversified Consumer Services	12.17%	SOFR + 8.50%	2.00%	05/31/29	1,999	1,975	1,807	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Diversified Consumer Services	—	SOFR + 8.50%	2.00%	05/31/29	—	(2)	(17)	(15)(20)
Riddell, Inc.	Leisure Products	9.68%	SOFR + 6.00%	1.00%	03/29/29	9,181	8,782	9,181	(13)
Total First Lien/Senior Secured Debt							27,339	25,347
Second Lien/Senior Secured Debt- 2.0%
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	09/30/26	480	341	—	(5)
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	500	500	391
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,522
Total Second Lien/Senior Secured Debt							5,341	3,913
Collateralized Loan Obligations - 0.9%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	26,298	230	87	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	24,394	1,039	1,603	(3)(7)(10)
Total Collateralized Loan Obligations							1,269	1,690
Joint Ventures- 18.7%
Series B - Great Lakes Funding II LLC	Joint Venture	—	—	—	—	39,862	39,862	36,023	(7)(20)(26)
Total Joint Ventures							39,862	36,023
Preferred Stock and Units - 4.5%
American Clinical Solutions, LLC - Class A	Health Care Providers & Services	—	—	—	—	20,964,483	—	—	(9)
EBSC Holdings LLC (Riddell, Inc.)	Leisure Products	10.00% PIK	—	—	—	3,654	3,635	4,170	(25)
GreenPark Infrastructure, LLC - Series A	Commercial Services & Supplies	—	—	—	—	1,400	676	735	(9)(22)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	14.00% PIK	—	—	—	500,000	500	500	(22)(25)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	1,000	—	—	(9)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	5,445,000	5,445	122	(21)

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Phoenix Aviation Capital, LLC	Aerospace & Defense	7.00% PIK	—	—	—	1,304,086	1,109	1,108	(22)(25)
Princeton Medspa Partners, LLC	Diversified Consumer Services	12.50% PIK	—	—	—	1,240,051	1,240	592	(22)(25)
Westshore RAM, LLC - Class A	Financial Services	—	—	—	—	86,000	1,278	1,474	(25)
Total Preferred Stock and Units							13,883	8,701
Common Stock and Membership Units - 6.1%
Burgaflex Holdings, LLC - Class A	Automobile Components	—	—	—	—	1,253,198	2,656	3,567	(9)
Burgaflex Holdings, LLC - Class B	Automobile Components	—	—	—	—	1,085,073	1,883	2,339	(9)
Datalink, LLC	Health Care Technology	—	—	—	—	4,928	2,151	1,328
GreenPark Infrastructure, LLC - Series M-1	Commercial Services & Supplies	—	—	—	—	8,977	2,969	3,097	(9)(22)
Kleen-Tech Acquisition, LLC	Commercial Services & Supplies	—	—	—	—	250,000	1,264	250	(21)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	45	—	—	(9)
Phoenix Aviation Capital, LLC	Aerospace & Defense	—	—	—	—	4	387	333	(22)
Princeton Medspa Partners, LLC - Warrant	Diversified Consumer Services	—	—	—	—	0.03	—	5	(22)
Sierra Hamilton Holdings Corporation	Energy Equipment & Services	—	—	—	—	27,396,364	394	778	(9)
Total Common Stock and Membership Units							11,704	11,697
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							99,398	87,371
Investments in Controlled Affiliated Portfolio Companies - 4.6%(8)
Joint Ventures - 4.6%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	24,427	8,944	(7)
Total Joint Ventures							24,427	8,944
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							42,218	8,944
Total Investments - 247.1%							$556,390	$476,888

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each March 31, 2026 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. As of March 31, 2026, rates for the 6 month, 3 month and 1 month SOFR are 3.70%, 3.68%, and 3.66%, respectively. For each such loan, the Company has provided the weighted average annual stated interest rate in effect as of March 31, 2026. As noted in the table above, 92.8% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of March 31, 2026 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $573.5 million. The aggregate gross unrealized appreciation is approximately $66.7 million, the aggregate gross unrealized depreciation is approximately $163.3 million, and the net unrealized depreciation is approximately $96.6 million.
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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, qualifying assets represent 90.7% of the Company's total assets and non-qualifying assets represent 9.3% of the Company's total assets.
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
(13)
As of March 31, 2026, all or a portion of this investment is pledged to secure the Company’s debt obligations. The fair value of assets pledged as collateral on the Revolving Credit Facility and the KeyBank Credit Facility as of March 31, 2026 was $164.5 million and $114.6 million, respectively.
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

As of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

(16)
This investment is held by the Company’s wholly-owned subsidiary Garrison Capital Equity Holdings XI LLC.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of March 31, 2026:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$195
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(24)
Percentages are based on net assets as of March 31, 2026.
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
Investments in Controlled Affiliated Portfolio Companies - 5.1% (8)
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

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of December 31, 2025

(in thousands, except share and per share amounts)

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each December 31, 2025 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. As of December 31, 2025, rates for the 6 month, 3 month and 1 month SOFR are 3.57%, 3.65%, and 3.69%, respectively. For each such loan, the Company has provided the weighted average annual stated interest rate in effect as of December 31, 2025. As noted in the table above, 89.5% (based on par) of debt securities contain floors which range between 0.50% and 5.25%.
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

BCP INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, at beginning of period	$16.68	$19.41
Net investment income(1)(6)	0.55	0.47
Net realized gain (loss) from investments(1)(6)	(0.16)	(0.02)
Net change in unrealized appreciation (depreciation) on investments(1)(6)	(1.18)	(0.42)
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	(0.03)	(0.04)
Net increase (decrease) in net assets resulting from operations	$(0.82)	$(0.01)
Net decrease in net assets resulting from distributions	(0.32)	(0.54)
Accretive effect of common stock repurchases(1)	0.07	—
Net increase (decrease) in net assets relating to stock-based transactions(5)	(0.01)	(0.01)
Net asset value, end of period	$15.60	$18.85
Total net asset value return(2)	(2.35)%	0.77%
Total market return(3)	(33.63)%	(8.87)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$11.83	$16.34
Per share market value at end of period	$7.52	$14.35
Shares outstanding at end of period	12,375,787	9,202,870
Net assets at end of period	$193,005	$173,511
Portfolio turnover rate(4)	2.71%	3.86%
Asset coverage ratio	156.39%	167.94%
Ratio of net investment income to average net assets (annualized)	13.90%	10.00%
Ratio of total expenses to average net assets (annualized)	21.60%	17.92%
Ratio of interest expense to average net assets (annualized)	11.77%	9.90%
Ratio of non-interest expenses to average net assets (annualized)	9.82%	8.02%

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
(6)
Includes the effect of the Purchase Accounting as a result of asset acquisitions. Please refer to Note 2 — "Significant Accounting Policies" and Note 11 — "LRFC Acquisition" for additional information on Purchase Accounting for the LRFC Acquisition.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of March 31, 2026, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC, and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946 — Financial Services — Investment Companies (“ASC 946”). Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

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

During the three months ended March 31, 2026, the Company made approximately $13.3 million of investments and had approximately $28.3 million in repayments and sales, resulting in net repayments and sales of approximately $15.0 million for the period. During the three months ended March 31, 2025, the Company made approximately $17.5 million of investments and had approximately $15.7 million in repayments and sales, resulting in net deployment of approximately $1.8 million for the period.

As of March 31, 2026, our portfolio consisted of investments in 108 portfolio companies with a fair value of approximately $476.9 million. As of December 31, 2025, our portfolio consisted of investments in 108 portfolio companies with a fair value of approximately $501.0 million. In addition to providing loans to portfolio companies, from time to time the Company assists portfolio companies in securing financing from other sources by introducing such portfolio companies to sponsors or by, among other things, leading a syndicate of lenders to provide the portfolio companies with financing.

As of March 31, 2026, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 33 different industries and 72 different portfolio companies with a fair value of approximately $384.1 million and average par balance per investment of approximately $3.3 million. As of December 31, 2025, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 34 different industries and 74 different portfolio companies with a fair value of approximately $411.6 million and average par balance per investment of approximately $3.5 million.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2026, twelve of our debt investments were on non-accrual status, which were attributable to nine portfolio companies, with an aggregate amortized cost of $34.4 million and an aggregate fair value of $12.3 million, which represented 6.2% and 2.6% of the investment portfolio, respectively. However, for a subset of the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies, with an aggregate amortized cost of $40.4 million and an aggregate fair value of $20.0 million, which represented 7.1% and 4.0% of the investment portfolio, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

Immediately following the completion of the LRFC Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase discount, which was immediately recognized as unrealized appreciation on the Company’s consolidated statements of operations. The purchase discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized appreciation on the loans acquired through their ultimate disposition. For the three months ended March 31, 2026 and March 31, 2025, amortization of the purchase discount relating to asset acquisitions was $2.8 million and less than $0.1 million, respectively. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized gain or an increase in realized gains with a corresponding reversal of the unrealized appreciation upon disposition of the LRFC equity securities acquired.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2026(1)	2025(1)
Net decrease in net assets resulting from operations – basic and diluted	$(10,173)	$(82)
Weighted average common stock outstanding – basic and diluted	12,435,534	9,198,223
Net decrease in net assets per share from operations – basic and diluted	$(0.82)	$(0.01)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2026, conversion of the 2032 Convertible Notes into 0.2 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. The Company did not hold any potentially dilutive debt instruments during the three months ended March 31, 2025.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$348,092	$321,125	67.4%	$360,556	$344,126	68.7%
Second Lien Debt	48,588	38,495	8.1%	49,777	42,183	8.4%
Subordinated Debt	27,975	24,467	5.1%	27,487	25,339	5.1%
Collateralized Loan Obligations	1,381	1,690	0.4%	1,381	1,789	0.4%
Joint Ventures	64,289	44,967	9.4%	64,403	48,165	9.6%
Equity	48,243	45,949	9.6%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	195	0.0%	31	180	0.0%
Total	$556,390	$476,888	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)	March 31, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$64,635	$65,790	13.9%	$58,717	$61,024	12.2%
Software	76,168	57,561	12.2%	75,864	62,850	12.5%
Financial Services	51,962	53,119	11.1%	53,013	53,424	10.7%
Joint Venture	64,289	44,967	9.4%	64,403	48,165	9.6%
IT Services	32,936	34,489	7.2%	34,738	36,812	7.3%
Diversified Consumer Services	28,992	24,917	5.2%	28,543	25,933	5.2%
Commercial Services & Supplies	22,580	23,332	4.9%	22,368	23,274	4.6%
Leisure Products	15,500	16,434	3.4%	15,412	16,311	3.2%
Textiles, Apparel & Luxury Goods	10,895	15,764	3.3%	10,776	14,059	2.8%
Aerospace & Defense	14,455	14,623	3.1%	14,468	14,664	2.9%
Media	17,563	14,273	3.0%	17,252	15,617	3.1%
Food Products	8,523	8,930	1.9%	8,417	8,802	1.8%
Health Care Equipment & Supplies	9,725	8,207	1.7%	6,804	5,103	1.0%
Personal Care Products	7,423	7,848	1.6%	3,511	3,948	0.8%
Household Durables	6,949	6,882	1.4%	6,083	5,952	1.2%
Ground Transportation	6,854	6,875	1.4%	7,319	7,352	1.5%
Household Products	7,168	6,490	1.4%	7,055	6,511	1.3%
Trading Companies & Distributors	5,770	5,991	1.3%	6,688	6,946	1.4%
Capital Markets	6,196	5,955	1.2%	6,143	6,002	1.2%
Health Care Technology	7,014	5,953	1.2%	8,289	7,448	1.5%
Automobile Components	4,539	5,906	1.2%	4,539	4,477	0.9%
Professional Services	5,446	5,277	1.1%	5,410	5,509	1.1%
Electronic Equipment, Instruments & Components	4,382	4,703	1.0%	4,375	4,734	0.9%
Machinery	6,734	4,524	0.9%	6,451	5,798	1.2%
Consumer Staples Distribution & Retail	5,876	4,404	0.9%	5,827	5,132	1.0%
Interactive Media & Services	3,664	4,071	0.9%	17,781	19,000	3.8%
Metals & Mining	10,445	4,035	0.8%	10,445	4,150	0.8%
Containers & Packaging	2,944	2,834	0.6%	2,724	2,568	0.5%
Hotels, Restaurants & Leisure	7,717	2,134	0.4%	7,716	2,263	0.5%
CLO Fund Securities	1,381	1,690	0.4%	1,381	1,789	0.4%
Electrical Equipment	1,251	1,259	0.3%	1,250	1,271	0.3%
Technology Hardware, Storage & Peripherals	1,407	1,242	0.3%	1,407	1,308	0.3%
Communications Equipment	1,020	1,209	0.3%	1,020	1,116	0.2%
Diversified Telecommunication Services	675	1,147	0.2%	675	1,146	0.2%
Beverages	922	1,141	0.2%	6,596	7,158	1.4%
Specialty Retail	7,482	976	0.2%	7,469	967	0.2%
Energy Equipment & Services	394	778	0.2%	394	611	0.1%
Building Products	1,500	775	0.2%	1,500	505	0.1%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	2,346	59	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$556,390	$476,888	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
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

The following table details investments in CLO Fund Securities as of March 31, 2026 and December 31, 2025:

($ in thousands)		March 31, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	87	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,603	81.7%	1,039	1,556	81.7%
Total		$1,381	$1,690		$1,381	$1,789

(1)
Represents percentage of class held as of March 31, 2026 and December 31, 2025, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates as of March 31, 2026 (dollars in thousands, except share amounts):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of March 31, 2026	Principal / Shares as of March 31, 2026	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	—	$—	$—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	10,655	(114)	—	(1,597)	—	8,944	27,220	—	—
Total Controlled investments			$10,655	$(114)	$—	$(1,597)	$—	$8,944		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	$5,084	$76	$846	$(1,114)	$—	$4,892	8,019	$1,062	$—
American Clinical Solutions, LLC - Class A(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	20,964,483	—	—
Series B - Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	37,510	—	—	(1,487)	—	36,023	39,862	—	1,047
Burgaflex Holdings, LLC - Class A(5)	Common Stock and Membership Units	Automobile Components	2,333	—	—	1,234	—	3,567	1,253,198	—	—
Burgaflex Holdings, LLC - Class B(5)	Common Stock and Membership Units	Automobile Components	2,144	—	—	195	—	2,339	1,085,073	—	—
Datalink, LLC	First Lien Debt	Health Care Technology	—	2,549	3	(440)	—	2,112	2,779	45	—
Datalink, LLC(5)	Common Stock and Membership Units	Health Care Technology	—	2,151	—	(823)	—	1,328	4,928	—	—
Datalink, LLC (Revolver)(7)	First Lien Debt	Health Care Technology	—	—	—	(79)	—	(79)	—	—	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	700	—	—	35	—	735	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	3,074	—	—	23	—	3,097	8,977	—	—
HR Pharmaceuticals, LLC	First Lien Debt	Health Care Equipment & Supplies	—	2,708	2	(2)	—	2,708	2,773	59	—
HR Pharmaceuticals, LLC(5)	Preferred Stock and Units	Health Care Equipment & Supplies	—	500	—	—	—	500	500,000	12	—
HR Pharmaceuticals, LLC (Revolver)(7)	First Lien Debt	Health Care Equipment & Supplies	—	28	—	(1)	—	27	34	1	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Commercial Services & Supplies	250	—	—	—	—	250	250,000	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	280	—	—	(158)	—	122	5,445,000	—	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	387	—	—	4	—	391	500	10	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,483	—	—	39	—	3,522	4,500	90	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	4,632	183	—	(99)	—	4,716	5,215	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	—	—	—	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	45	—	—
Phoenix Aviation Capital, LLC(5)	Preferred Stock and Units	Aerospace & Defense	1,130	23	—	(45)	—	1,108	1,304,086	22	—

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of March 31, 2026	Principal / Shares as of March 31, 2026	Interest and Fee Income	Dividend Income
Phoenix Aviation Capital, LLC(5)	Common Stock and Membership Units	Aerospace & Defense	$242	$—	$—	$91	$—	$333	4	$—	$—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	676	37	—	(121)	—	592	1,240,051	37	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	10	—	—	(5)	—	5	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	1,855	(5)	3	(46)	—	1,807	1,999	64	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	(13)	—	—	(4)	—	(17)	—	—	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	121	—	—	(34)	—	87	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,556	—	—	47	—	1,603	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	4,012	89	—	69	—	4,170	3,654	87	—
Riddell, Inc.	First Lien/Senior Secured Debt	Leisure Products	9,307	(125)	36	(37)	—	9,181	9,181	261	—
Westshore RAM, LLC - Class A(5)	Preferred Stock and Units	Financial Services	1,201	—	—	273	—	1,474	86,000	91	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy Equipment & Services	611	—	—	167	—	778	27,396,364	—	—
Total non-controlled affiliated investments			$80,585	$8,214	$890	$(2,318)	$—	$87,371		$1,841	$1,047

Total non-controlled affiliated and controlled investments			$91,240	$8,100	$890	$(3,915)	$—	$96,315		$1,841	$1,047

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

The following table details investments in affiliates as of December 31, 2025 (dollars in thousands, except share amounts):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Net Change in Unrealized Gain/(Loss)	Realized Gain/ (Loss)	Fair Value as of December 31, 2025	Principal / Shares at December 31, 2025	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
ProAir Holdco, LLC(5)	Common Stock and Membership Units	Trading Companies & Distributors	—	—	—	—	4,261	(4,261)	—	—	—	—
ProAir, LLC	Subordinated Debt	Trading Companies & Distributors	—	—	—	—	1,931	(1,931)	—	—	—	—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	13,015	(897)	—	—	(1,463)	—	10,655	27,220	—	—
Total Controlled investments			$13,015	$(897)	$—	$—	$4,729	$(6,192)	$10,655		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	$—	$1,456	$1,674	$3,040	$(1,086)	$—	$5,084	7,943	$2,059	$—
American Clinical Solutions, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	—	20,964,483	—	—
Series A-Great Lakes Funding II LLC(2)(6)	Joint Ventures	Joint Venture	41,138	(2,867)	—	(37,081)	170	(1,360)	—	—	—	2,630
Series B-Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	—	(183)	—	40,045	(2,352)	—	37,510	39,862	—	1,697
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automobile Components	—	—	—	2,656	(323)	—	2,333	1,253,198	—	—
Burgaflex Holdings, LLC(5)	Common Stock and Membership Units	Automobile Components	—	—	—	1,883	261	—	2,144	1,085,073	—	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	500	—	—	176	24	—	700	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	2,202	—	—	773	99	—	3,074	8,977	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Commercial Services & Supplies	1,420	—	—	—	(1,170)	—	250	250,000	83	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	1,160	495	—	—	(1,375)	—	280	5,445	127	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,443	—	—	—	40	—	3,483	4,500	365	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	500	—	—	—	(113)	—	387	500	22	—
BMP Slappey Holdco, LLC(5)	Preferred Stock and Units	Diversified Telecommunication Services	557	—	—	(467)	(90)	—	—	—	—	—
BMP Slappey Investment II(5)	Preferred Stock and Units	Diversified Telecommunication Services	248	—	—	(208)	(40)	—	—	—	—	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	4,016	616	—	4,632	5,030	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	341	(341)	—	—	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	—	45	—	—
Phoenix Aviation Capital, LLC(5)	Common Stock and Membership Units	Aerospace & Defense	—	—	—	387	(145)	—	242	4	—	—
Phoenix Aviation Capital, LLC(5)	Preferred Stock and Units	Aerospace & Defense	—	61	—	1,025	44	—	1,130	1,281,657	61	—
Phoenix Aviation Capital, LLC	First Lien/Senior Secured Debt	Aerospace & Defense	—	(2,964)	—	2,964	—	—	—	—	46	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	859	139	—	—	(322)	—	676	1,202,973	141	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	28	—	—	—	(18)	—	10	0	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	1,529	327	14	—	(15)	—	1,855	2,005	237	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	(10)	1	—	—	(4)	—	(13)	—	1	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	725	(520)	—	229	(313)	—	121	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,467	(656)	—	320	517	(92)	1,556	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	2,375	283	—	1,137	217	—	4,012	3,566	284	—
Riddell, Inc.	First Lien/Senior Secured Debt	Leisure Products	6,243	(369)	83	3,006	344	—	9,307	9,306	887	—
Westshore RAM, LLC(5)	Preferred Stock and Units	Financial Services	—	—	—	1,278	(77)	—	1,201	86,000	32	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy Equipment & Services	—	—	—	394	217	—	611	27,396,364	—	—
V12 Holdings, Inc.(5)	Common Stock and Membership Units	Software	—	(1,686)	—	—	—	1,686	—	—	—	—
V12 Holdings, Inc.	Second Lien/Senior Secured Debt	Software	—	(509)	61	448	—	—	—	—	128	—
Total non-controlled affiliated investments			$64,384	$(6,992)	$1,832	$26,362	$(5,235)	$234	$80,585		$4,473	$4,327

Total non-controlled affiliated and controlled investments			$77,399	$(7,889)	$1,832	$26,362	$(506)	$(5,958)	$91,240		$4,473	$4,327

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
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

Investments in Joint Ventures

For the three months ended March 31, 2026 and 2025, the Company recognized $1.0 million and $1.4 million, respectively, in investment income from its investments in Joint Ventures. As of March 31, 2026 and December 31, 2025, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $45.0 million and $48.2 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of March 31, 2026 and December 31, 2025 was $8.9 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of March 31, 2026 was $36.0 million and as of December 31, 2025 was $37.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2026 and December 31, 2025, the Company had an unfunded commitment to Series B of $12.6 million and $12.6 million, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820 as of March 31, 2026 (unaudited) and December 31, 2025, respectively:

	As of March 31, 2026
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$321,125	$—	$321,125
Second Lien Debt	—	—	38,495	—	38,495
Subordinated Debt	—	—	24,467	—	24,467
Equity	—	—	45,949	—	45,949
Collateralized Loan Obligations	—	—	1,690	—	1,690
Joint Ventures	—	—	8,944	36,023	44,967
Derivatives	—	—	195	—	195
Total	$—	$—	$440,865	$36,023	$476,888

	As of December 31, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$344,126	$—	$344,126
Second Lien Debt	—	—	42,183	—	42,183
Subordinated Debt	—	—	25,339	—	25,339
Equity	—	—	39,193	—	39,193
Collateralized Loan Obligations	—	—	1,789	—	1,789
Joint Ventures	—	—	10,655	37,510	48,165
Derivatives	—	—	180	—	180
Total	$—	$—	$463,465	$37,510	$500,975

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values.

The fair value of the Company’s investment in Series B as of March 31, 2026 and December 31, 2025 was $36.0 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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
March 31, 2026
(Unaudited)

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

	For the Three Months Ended March 31, 2026
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$10,655	$180	$463,465
Net accretion of interest	3,523	195	430	—	—	—	—	4,148
Purchases / PIK capitalization / originations / draws	13,788	636	57	1,680	—	—	—	16,161
Sales/Paydowns/Return of Capital	(26,766)	(1,405)	—	(37)	—	(114)	—	(28,322)
Restructurings	(1,174)	—	—	1,760	—	—	—	586
Net realized gain (loss) on investments	(1,834)	(615)	—	427	—	—	—	(2,022)
Net change in unrealized appreciation (depreciation) on investments	(10,538)	(2,499)	(1,360)	2,927	(99)	(1,597)	15	(13,151)
Balance, March 31, 2026	$321,125	$38,495	$24,466	$45,950	$1,690	$8,944	$195	$440,865
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,514)	$(2,732)	$(1,360)	$2,842	$(99)	$(1,597)	$15	$(12,445)

	For the Three Months Ended March 31, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Net accretion	685	13	1	—	78	—	—	777
Purchases	19,892	290	—	179	—	—	—	20,361
Sales/Paydowns/Return of Capital	(13,204)	—	(26)	(169)	(1,397)	(360)	—	(15,156)
Total realized gain (loss) included in earnings	(98)	(46)	—	169	(198)	—	—	(173)
Change in unrealized gain (loss) included in earnings	(2,853)	(529)	25	1,277	963	(1,274)	12	(2,379)
Balance, March 31, 2025	$294,379	$28,724	$1,740	$26,218	$4,639	$11,381	$232	$367,313
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,560)	$(529)	$(9)	$1,277	$963	$(1,274)	$12	$(5,120)

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

As of March 31, 2026, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$19,522	Market	Broker/Dealer Quotes	N/A
	239,696	Income Approach	Required Rate of Return	7.1% – 19.2% (11.4%)
	61,907	Enterprise Value	Revenue Multiple	0.4x
			EBITDA Multiple	5.0x - 10.3x (6.9x)
			Recovery Percentage	2.0% - 100% (61.0%)
			Expected Takeout Price	$100.0
Second Lien Debt	12,345	Market	Broker/Dealer Quotes	N/A
	26,150	Income Approach	Required Rate of Return	16.7% - 27.1% (19.0%)
Subordinated Debt	4,191	Enterprise Value	Recovery Percentage	19.4%
			Revenue Multiple	0.5x
	20,276	Income Approach	Required Rate of Return	11.8% - 16.1% (12.0%)
Equity	5,919	Income Approach	Required Rate of Return	10.5% - 19.2% (14.3%)
			Stock Price Time to Exit (Years) Volatility	$0.5 - $139.0 ($71.4) 1.5 - 3.7 (2.6) 30.0% - 58.9% (44.1%)
	38,505	Enterprise Value	Book Value Multiple	0.9x - 1.7x (1.0x)
			EBITDA Multiple	4.4x - 17.3x (8.0x)
			Revenue Multiple	0.7x - 2.8x (1.7x)
			Expected Takeout Price	$0.0 - $1.0 ($0.7)
			EBITDA Multiple	6.5x
			Liquidation Preference on Multiple of Invested Capital	1.4x
			Multiple on Invested Capital	1.3x
	1,525	Market	Option Purchase Price	$408.1
			Recent Transaction Bid	$1.0
Collateralized Loan Obligations	1,690	Enterprise Value	Recovery Percentage	0.3% - 6.6% (6.2%)
Joint Ventures	8,944	Income Approach	Discount Rate	19.7%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	195	Enterprise Value	Book Value Multiple	0.9x
			EBITDA Multiple	6.0x
			Discount Rate	25.0%
Total Level III Investments	$440,865

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
March 31, 2026
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

For the three months ended March 31, 2026, there have been no changes in valuation techniques outside of those contemplated in the Company’s Valuation Policy for Level III fair value measurements that have had a material impact on the valuation of the Company’s investment portfolio. The Company does not hold any Level II investments as of the period ended March 31, 2026 and December 31, 2025.

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

The following tables detail derivative investments as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$—	$—	$—
Put option(2)	1,563	195	—	15
Total	$1,571	$195	$—	$15

(1) Net amount included in non-controlled/non- affiliated investments on the consolidated statements of assets and liabilities.
(2) Net amount included in non-controlled/non- affiliated investments and non-controlled affiliated investments on the consolidated statements of assets and liabilities.

($ in thousands)	December 31, 2025
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$—	$—	$—
Put option(2)	1,563	180	—	(40)
Total	$1,571	$180	$—	$(40)

(1) Net amount included in non-controlled/non- affiliated investments on the consolidated statements of assets and liabilities.
(2) Net amount included in non-controlled/non- affiliated investments and non-controlled affiliated investments on the consolidated statements of assets and liabilities.

5. RELATED PARTY TRANSACTIONS

Advisory Agreement

The Adviser provides management services to the Company pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

(1)
managing the Company’s assets in accordance with our investment objective, policies and restrictions;
(2)
determining the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;
(3)
identifying, evaluating and negotiating the structure of the Company’s investments;
(4)
monitoring the Company’s investments;
(5)
determining the securities and other assets that the Company will purchase, retain or sell;
(6)
assisting the Board with its valuation of the Company’s assets;
(7)
directing investment professionals of the Adviser to provide managerial assistance to the Company’s portfolio companies;
(8)
performing due diligence on prospective portfolio companies;
(9)
exercising voting rights in respect of portfolio securities and other investments for the Company;
(10)
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
(11)
providing the Company with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of capital.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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
March 31, 2026
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

The Company incurred base management fees for the three months ended March 31, 2026 and 2025 of approximately $1.7 million and $1.5 million, respectively. The Company incurred incentive fees for the three months ended March 31, 2026 and 2025 of approximately $0.9 million and $0.9 million, respectively.

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

Administrative services expense for the three months ended March 31, 2026 and 2025, was $0.5 million and $0.4 million, respectively.

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
•
costs of hedging;

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three months ended March 31, 2026 and 2025.

6. BORROWINGS

The Company’s debt obligations consist of the following:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

	As of	As of
($ in thousands)	March 31, 2026	December 31, 2025
2026 Notes (net of deferred financing costs and original issue discount of $217 and $312, respectively)	$49,783	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $782 and $851, respectively)	34,218	34,149
2029 Notes (net of deferred financing costs of $881 and $—, respectively)	49,119	—
2030 Notes (net of deferred financing costs and original issue discount of $2,318 and $2,423, respectively)	72,682	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $99 and $102, respectively)	1,901	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $700 and $825, respectively)	79,309	106,804
KeyBank Credit Facility (net of deferred financing costs of $843 and $904, respectively)	49,391	41,765
Total	$336,403	$306,881

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2026 were 6.7% and 2.7 years, respectively, and as of December 31, 2025 were 6.9% and 2.7 years, respectively.

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

The New Notes were issued under the Indenture governing the 4.875% Notes due 2026. The New Notes were issued as “Additional Notes” under the Indenture and have identical terms to the Company’s $80.0 million of aggregate principal amount of 4.875% Notes due 2026 that were issued on April 30, 2021, other than the issue date. The New Notes will be treated as a single class of notes with the Company’s existing 4.875% Notes due 2026 for all purposes under the Indenture.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	N/A	$1,316
Amortization of original issue discount	N/A	130
Deferred financing costs	N/A	55
Total interest and financing expenses	N/A	$1,501
Average outstanding balance	N/A	$108,000
Average stated interest rate	N/A	4.88%

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through March 31, 2026.

On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate principal amount outstanding of its 5.25% Notes due 2026 pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The redemption was executed on April 27, 2026.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$656	N/A
Amortization of original issue discount	50	N/A
Deferred financing costs	45	N/A
Total interest and financing expenses	$751	N/A
Average outstanding balance	$50,000	N/A
Average stated interest rate	5.25%	N/A

2028 Notes

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”) at a price of 98.5% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $34.1 million, which is net of a discount and allocated deferred financing costs. The Company used the net proceeds of the offering to redeem in full its 4.875% Notes due 2026 and to pay down existing indebtedness. The 2028 Notes were issued on October 15, 2025.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2028 Notes from a rating agency, as defined in the 2028 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture. As of March 31, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2028 Notes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$656	N/A
Amortization of original issue discount	40	N/A
Deferred financing costs	29	N/A
Total interest and financing expenses	$725	N/A
Average outstanding balance	$35,000	N/A
Average stated interest rate	7.50%	N/A

2029 Notes

On March 20, 2026, the Company entered into a note purchase agreement (the “2029 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $50.0 million in aggregate principal amount of the Company’s 7.50% notes due 2029 (the “2029 Notes”) at a price of 100% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The Company intends to use the net proceeds of the offering to repay an aggregate principal amount of $40.0 million of the 2026 Notes and to pay down existing indebtedness. The 2029 Notes were issued on March 24, 2026.

In conjunction therewith, the Company and the Trustee entered into a Sixth Supplemental Indenture relating to the 2029 Notes (the “Sixth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Sixth Supplemental Indenture, the “2029 Notes Indenture”).

The 2029 Notes will mature on September 24, 2029. The 2029 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time prior to April 24, 2029 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2029 Notes Indenture and at par value on April 24, 2029 or thereafter.

The 2029 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the Notes from a rating agency, as defined in the Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the Indenture. As of March 31, 2026, the Company is in compliance with all associated covenants.

The following table summarizes the interest expense, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2029 Notes for the period March 24, 2026 through March 31, 2026:

For the period March 24, 2026
($ in thousands)	through March 31, 2026
Interest expense	$73
Deferred financing costs	4
Total interest and financing expenses	$77
Average outstanding balance	$50,000
Average stated interest rate	7.50%

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

2030 Notes

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”) at a price of 97.75% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The net proceeds to the Company were approximately $72.5 million, which is net of a discount and allocated deferred financing costs. The Company used the net proceeds of the offering to redeem in full its 4.875% Notes due 2026 and to pay down existing indebtedness. The 2030 Notes were issued on October 15, 2025.

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

The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2030 Notes from a rating agency, as defined in the 2030 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture. As of March 31, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2030 Notes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$1,453	N/A
Amortization of original issue discount	71	N/A
Deferred financing costs	34	N/A
Total interest and financing expenses	$1,558	N/A
Average outstanding balance	$75,000	N/A
Average stated interest rate	7.75%	N/A

2032 Convertible Notes

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. At the time of the LRFC Acquisition, the unamortized portion of the discount and deferred financing costs were $0.1 million and $0.02 million, respectively, and have continued to be amortized throughout the period.

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through March 31, 2026.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three months ended March 31, 2026 and 2025:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$26	N/A
Amortization of original issue discount	3	N/A
Deferred financing costs	—	N/A
Total interest and financing expenses	$29	N/A
Average outstanding balance	$2,000	N/A
Average stated interest rate	5.25%	N/A

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

On March 9, 2026, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent, The amended agreement, among other things, provided for a decrease in the aggregate financing commitments under the Revolving Credit Facility to $125.0 million.

As of March 31, 2026, GLPRF LLC was in compliance with all of its debt covenants and approximately $80.0 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $164.5 million as of March 31, 2026. As of December 31, 2025, approximately $107.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $218.8 million as of December 31, 2025.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$1,484	$2,609
Deferred financing costs	125	124
Unused commitment fees	265	64
Total interest and financing expenses	$1,874	$2,797
Average outstanding balance	$96,424	$153,471
Average stated interest rate	6.17%	6.82%

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

As of March 31, 2026, outstanding borrowings under the KeyBank Credit Facility were $50.2 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $114.6 million. As of December 31, 2025, outstanding borrowings under the KeyBank Credit Facility were $42.7 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $104.8 million.

The KeyBank Credit Facility is secured by a first lien security interest on substantially all of the assets of CBL and includes customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and liens, as well as standard events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$723	N/A
Deferred financing costs	61	N/A
Unused commitment fees	39	N/A
Total interest and financing expenses	$823	N/A
Average outstanding balance	$44,073	N/A
Average stated interest rate	6.48%	N/A

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2026, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
2026 Notes	$50,000	$48,875	$—	$—	$48,875
2028 Notes	35,000	34,475	—	—	34,475
2029 Notes	50,000	50,000	—	—	50,000
2030 Notes	75,000	73,313	—	—	73,313
2032 Convertible Notes	2,000	1,892	—	—	1,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	80,009	80,009	—	—	80,009
KeyBank Credit Facility	50,234	50,234	—	—	50,234
Total	$342,243	$338,798	$—	$—	$338,798

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
2026 Notes	$50,000	$48,875	$—	$—	$48,875
2028 Notes	35,000	34,475	—	—	34,475
2030 Notes	75,000	73,313	—	—	73,313
2032 Convertible Notes	2,000	1,892	—	—	1,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	107,629	107,629	—	—	107,629
KeyBank Credit Facility	42,669	42,669	—	—	42,669
Total	$312,298	$308,853	$—	$—	$308,853

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table (dollars in thousands, except per unit amounts):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Convertible Notes due March 15, 2016
Fiscal 2015	$19,299	$2,025	$—	N/A
7.375% Notes due 2019
Fiscal 2017	$27,000	$2,713	$—	$1,016
Fiscal 2016	33,531	2,048	—	1,000
Fiscal 2015	41,400	2,025	—	1,012
Notes Issued by KCAP Senior Funding I, LLC
Fiscal 2016	$147,350	$2,048	$—	N/A
Fiscal 2015	147,350	2,025	—	N/A
6.125% Notes due 2022
Fiscal 2020	$76,726	$1,560	$—	$953
Fiscal 2019	77,407	1,950	—	1,010
Fiscal 2018	77,407	2,490	—	1,009
Fiscal 2017	77,407	2,713	—	1,006
KCAP Funding I, LLC Revolving Credit Facility
Fiscal 2018	$26,356	$2,490	$—	N/A
Revolving Credit Facility
March 31, 2026	$80,009	$1,564		N/A
Fiscal 2025	107,629	1,670	—	N/A
Fiscal 2024	159,479	1,667	—	N/A
Fiscal 2023	92,000	1,646	—	N/A
Fiscal 2022	92,000	1,601	—	N/A
Fiscal 2021	80,571	1,780	—	N/A
Fiscal 2020	49,321	1,560	—	N/A
Fiscal 2019	79,571	1,950	—	N/A
2018-2 Secured Notes
Fiscal 2023	$125,683	$1,646	$—	N/A
Fiscal 2022	178,163	1,601	—	N/A
Fiscal 2021	163,863	1,780	—	N/A
Fiscal 2020	251,863	1,560	—	N/A
4.875% Notes due 2026
Fiscal 2024	$108,000	$1,667	$—	N/A
Fiscal 2023	108,000	1,646	—	N/A
Fiscal 2022	108,000	1,601	—	N/A
Fiscal 2021	108,000	1,780	—	N/A
2026 Notes
March 31, 2026	$50,000	$1,564	$—	N/A
Fiscal 2025	50,000	1,670	—	N/A
2032 Convertible Notes
March 31, 2026	$2,000	$1,564	$—	N/A
Fiscal 2025	2,000	1,670	—	N/A
KeyBank Credit Facility
March 31, 2026	$50,234	$1,564	$—	N/A
Fiscal 2025	42,669	1,670	—	N/A
2029 Notes
March 31, 2026	$50,000	$1,564	$—	N/A
2028 Notes
March 31, 2026	$35,000	$1,564	$—	N/A
Fiscal 2025	35,000	1,670	—	N/A
2030 Notes
March 31, 2026	$75,000	$1,564	$—	N/A
Fiscal 2025	75,000	1,670	—	N/A

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net increase (decrease) in net assets resulting from operations	$(10,173)	$(82)
Tax (benefit) provision on realized and unrealized gains (losses) on investments	403	346
Net change in unrealized (appreciation) depreciation on investments	14,638	3,903
Net realized gain (loss) on investments	2,022	173
Book/tax differences on CLO equity investments	—	144
Book/tax differences related to mergers and partnership investments	(2,676)	(16)
Other book/tax differences	(129)	246
Taxable income before deductions for distributions	$4,085	$4,714
Taxable income before deductions for distributions per weighted average shares for the period - Basic and Diluted	$0.33	$0.51

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2026, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

As of March 31, 2026 and December 31, 2025, the Company had a net capital loss carryforward of $532.8 million and $528.8 million, respectively, to offset net capital gains and is not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. The Company’s taxable subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the taxable subsidiaries. For the three months ended March 31, 2026 and March 31, 2025, the taxable subsidiaries’ activity resulted in an expense for income taxes of $0.4 million and an expense for income taxes of $0.3 million, respectively. As of March 31, 2026 and December 31, 2025, the taxable subsidiaries had, in aggregate, $0.7 million of net deferred tax assets and $1.1 million of net deferred tax assets, respectively. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

ASC Topic 740: Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2026, and December 31, 2025, the Company had $31.8 million and $30.0 million of unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	March 31, 2026	December 31, 2025
13 Scents Inc. (Revolver)	First Lien Debt	$571	N/A
BetaNXT, Inc. (Revolver)	First Lien Debt	2,868	2,008
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	1,844	1,844
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	500
Datalink, LLC (Revolver)	First Lien Debt	329	N/A
Dentive, LLC (Revolver)	First Lien Debt	210	210
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	68	74
HR Pharmaceuticals, LLC(1)	First Lien Debt	885	N/A
HR Pharmaceuticals, LLC (Revolver)	First Lien Debt	308	N/A
Metrc Inc.(1)	First Lien Debt	394	394
Metrc Inc. (Revolver)	First Lien Debt	1,240	1,240
Middle West Spirits, LLC (Revolver)	First Lien Debt	N/A	1,833
Morae Global Corporation (Revolver)	First Lien Debt	100	100
Morae Global Corporation (Term Loan A)(1)	First Lien Debt	2,143	2,143
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	853	853
PMA Parent Holdings LLC (Revolver)	First Lien Debt	197	197
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	182	182
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	188
RN Enterprises, LLC(1)	First Lien Debt	538	683
Series B - Great Lakes Funding II LLC	Joint Ventures	12,595	12,594
Shepherd Parent Holdings, LLC(1)	First Lien Debt	568	568
Shepherd Parent Holdings, LLC (Revolver)	First Lien Debt	387	387
Spark Buyer, LLC(1)	First Lien Debt	571	571
Spinrite, Inc. (Revolver)	First Lien Debt	350	438
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	1,222	1,222
Tactical Air Support, Inc.(1)	First Lien Debt	571	571
Taoglas Group Holdings Limited (Revolver)	First Lien Debt	35	35
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	952	N/A
Total Unfunded Portfolio Company Commitments		$31,817	$29,983

(1) Delayed draw term loan.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$125	$811,111	$(602,080)	$209,156
Net investment income	—	—	6,890	6,890
Net change in unrealized appreciation (depreciation) on investments	—	—	(14,638)	(14,638)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(2,022)	(2,022)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(403)	(403)
Distributions to Stockholders	—	—	(3,958)	(3,958)
Reinvested Dividends	—	44	—	44
Stock repurchases	(1)	(2,063)	—	(2,064)
Balance, March 31, 2026	$124	$809,092	$(616,211)	$193,005

	For the Three Months Ended March 31, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511

On March 6, 2023, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2023 Stock Repurchase Program”), effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2023 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2023 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions.

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

During the three months ended March 31, 2026 and 2025, the Company issued 6,088 and 4,695 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of March 31, 2026 and December 31, 2025, was 12,375,787 and 12,541,858, respectively.

During the three months ended March 31, 2026, the Company repurchased 172,159 shares under the 2026 Stock Repurchase Program at an aggregate cost of $2.1 million and during the three months ended March 31, 2025, the Company did not repurchase shares under the 2024 Stock Repurchase Program or the 2025 Stock Repurchase Program.

10. DIRECTORS’ EXPENSE

The Company’s independent directors receive an annual fee of $77,000. They also receive reimbursement from the Company for any out-of-pocket expenses related to their service as members of the Board of Directors. In addition, the lead independent director will receive an annual fee of $10,000, the Chair of the Company’s Audit Committee will receive an annual fee of $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive an annual fee of $5,000 and the Chair of the

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

Company’s Compensation Committee will receive an annual fee of $5,000. During the three months ended March 31, 2026 and 2025, the Company recognized directors’ expense of $0.1 million and $0.1 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Further, the Company’s independent directors do not receive any stock-based compensation for their service as members of the Board and the Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
March 31, 2026
(Unaudited)

13. SUBSEQUENT EVENTS

On April 27, 2026, the Company redeemed $40.0 million aggregate principal amount of its 2026 Notes. In connection with this redemption, the Company had notified the Trustee on March 27, 2026 of its election to redeem such notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture.

On April 30, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of April 15, 2026.

On May 7, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of July, August and September 2026. The July 2026 distribution is payable on July 31, 2026 to stockholders of record at the close of business on July 15, 2026. The August 2026 distribution is payable on August 31, 2026 to stockholders of record at the close of business on August 14, 2026. The September 2026 distribution is payable on September 30, 2026 to stockholders of record at the close of business on September 15, 2026.

On May 7, 2026, the Company declared a supplemental cash distribution of $0.03 per share of common stock. The supplemental cash distribution is payable on May 29, 2026 to stockholders of record at the close of business on May 18, 2026.

The Company has evaluated events and transactions occurring subsequent to March 31, 2026, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Form 10-Q of this Quarterly Report. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under the “Risk Factors” section included in our SEC filings and “Note About Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

Total portfolio investment activity (excluding activity in short-term investments) for the three months ended March 31, 2026 (unaudited) and for the year ended December 31, 2025, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value as of December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / originations / draws	53,621	6,251	134	2,767	—	5,637	—	68,410
Acquired as part of the LRFC Acquisition (1)	106,595	8,558	20,207	14,521	549	2,964	—	153,394
Pay-downs / pay-offs / sales	(106,051)	(509)	(26)	(2,721)	(2,420)	(9,584)	—	(121,311)
Net accretion of interest	8,278	629	1,043	—	371	—	—	10,321
Net realized gain (loss) on investments	(13,560)	(46)	(1,931)	(2,076)	(2,434)	(1,360)	—	(21,407)
Net change in unrealized appreciation (depreciation) on investments	5,286	(1,696)	4,172	1,940	530	(3,645)	(40)	6,547
Fair Value as of December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$48,165	$180	$500,975
Purchases / PIK capitalization / originations / draws	13,788	636	57	1,680	—	—	—	16,161
Sales/Paydowns/Return of Capital	(26,766)	(1,405)	—	(37)	—	(114)	—	(28,322)
Restructurings	(1,174)	—	—	1,760	—	—	—	586
Net accretion of interest	3,523	195	430	—	—	—	—	4,148
Net realized gain (loss) on investments	(1,834)	(615)	—	427	—	—	—	(2,022)
Net change in unrealized appreciation (depreciation) on investments	(10,538)	(2,499)	(1,360)	2,927	(99)	(3,084)	15	(14,638)
Fair Value as of, March 31, 2026	$321,125	$38,495	$24,466	$45,950	$1,690	$44,967	$195	$476,888

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

The following table shows the Company’s portfolio by security type as of March 31, 2026, and December 31, 2025:

($ in thousands)	March 31, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$348,092	$321,125	67.4%	$360,556	$344,126	68.7%
Second Lien Debt	48,588	38,495	8.1%	49,777	42,183	8.4%
Subordinated Debt	27,975	24,467	5.1%	27,487	25,339	5.1%
Collateralized Loan Obligations	1,381	1,690	0.4%	1,381	1,789	0.4%
Joint Ventures	64,289	44,967	9.4%	64,403	48,165	9.6%
Equity	48,243	45,949	9.6%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	195	0.0%	31	180	0.0%
Total	$556,390	$476,888	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2026, and December 31, 2025, for our investment portfolio was as follows:

($ in thousands)	March 31, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$64,635	$65,790	13.9%	$58,717	$61,024	12.2%
Software	76,168	57,561	12.2%	75,864	62,850	12.5%
Financial Services	51,962	53,119	11.1%	53,013	53,424	10.7%
Joint Venture	64,289	44,967	9.4%	64,403	48,165	9.6%
IT Services	32,936	34,489	7.2%	34,738	36,812	7.3%
Diversified Consumer Services	28,992	24,917	5.2%	28,543	25,933	5.2%
Commercial Services & Supplies	22,580	23,332	4.9%	22,368	23,274	4.6%
Leisure Products	15,500	16,434	3.4%	15,412	16,311	3.2%
Textiles, Apparel & Luxury Goods	10,895	15,764	3.3%	10,776	14,059	2.8%
Aerospace & Defense	14,455	14,623	3.1%	14,468	14,664	2.9%
Media	17,563	14,273	3.0%	17,252	15,617	3.1%
Food Products	8,523	8,930	1.9%	8,417	8,802	1.8%
Health Care Equipment & Supplies	9,725	8,207	1.7%	6,804	5,103	1.0%
Personal Care Products	7,423	7,848	1.6%	3,511	3,948	0.8%
Household Durables	6,949	6,882	1.4%	6,083	5,952	1.2%
Ground Transportation	6,854	6,875	1.4%	7,319	7,352	1.5%
Household Products	7,168	6,490	1.4%	7,055	6,511	1.3%
Trading Companies & Distributors	5,770	5,991	1.3%	6,688	6,946	1.4%
Capital Markets	6,196	5,955	1.2%	6,143	6,002	1.2%
Health Care Technology	7,014	5,953	1.2%	8,289	7,448	1.5%
Automobile Components	4,539	5,906	1.2%	4,539	4,477	0.9%
Professional Services	5,446	5,277	1.1%	5,410	5,509	1.1%
Electronic Equipment, Instruments & Components	4,382	4,703	1.0%	4,375	4,734	0.9%
Machinery	6,734	4,524	0.9%	6,451	5,798	1.2%
Consumer Staples Distribution & Retail	5,876	4,404	0.9%	5,827	5,132	1.0%
Interactive Media & Services	3,664	4,071	0.9%	17,781	19,000	3.8%
Metals & Mining	10,445	4,035	0.8%	10,445	4,150	0.8%
Containers & Packaging	2,944	2,834	0.6%	2,724	2,568	0.5%
Hotels, Restaurants & Leisure	7,717	2,134	0.4%	7,716	2,263	0.5%
CLO Fund Securities	1,381	1,690	0.4%	1,381	1,789	0.4%
Electrical Equipment	1,251	1,259	0.3%	1,250	1,271	0.3%
Technology Hardware, Storage & Peripherals	1,407	1,242	0.3%	1,407	1,308	0.3%
Communications Equipment	1,020	1,209	0.3%	1,020	1,116	0.2%
Diversified Telecommunication Services	675	1,147	0.2%	675	1,146	0.2%
Beverages	922	1,141	0.2%	6,596	7,158	1.4%
Specialty Retail	7,482	976	0.2%	7,469	967	0.2%
Energy Equipment & Services	394	778	0.2%	394	611	0.1%
Building Products	1,500	775	0.2%	1,500	505	0.1%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	2,346	59	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$556,390	$476,888	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

As of March 31, 2026 and December 31, 2025, our Debt Securities Portfolio had a weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) of approximately 12.8% and 12.9%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) as of March 31, 2026 was spread across 33 different industries and 72 different portfolio companies with a fair value of approximately $384.1 million and average par balance per investment of approximately $3.3 million. As of March 31, 2026, twelve of our debt investments were on non-accrual status, which were attributable to nine portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies.

Asset Manager Affiliates

As of March 31, 2026, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of March 31, 2026, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2026 and December 31, 2025, the fair value of the CLO Fund Securities was $1.7 million and $1.8 million, respectively.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in our annual report on Form 10-K for the year ended December 31, 2025.

Our CLO Fund Securities as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)		March 31, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	230	87	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	1,039	1,603	81.7%	1,039	1,556	81.7%
Total		$1,381	$1,690		$1,381	$1,789

(1)
Represents percentage of class held at March 31, 2026 and December 31, 2025, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of March 31, 2026 and December 31, 2025 was $8.9 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in Series B as of March 31, 2026 and December 31, 2025 were $36.0 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820: Fair Value Measurement (“ASC 820”). Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of March 31, 2026 and December 31, 2025, the Company had an unfunded commitment of $12.6 million and $12.6 million to Series B, respectively.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2026 and 2025.

Revenue

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$11,344	$7,300
Non-controlled affiliated investments	1,474	316
Total interest income	12,818	7,616
Payment-in-kind income:
Non-controlled/non-affiliated investments	3,129	2,853
Non-controlled affiliated investments	293	208
Total payment-in-kind income	3,422	3,061
Dividend income:
Non-controlled affiliated investments	1,047	1,417
Total dividend income	1,047	1,417
Fees and other income:
Non-controlled/non-affiliated investments	237	24
Non-controlled affiliated investments	74	—
Total fees and other income	311	24
Total investment income	$17,598	$12,118

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended March 31, 2026 and 2025, was approximately $17.6 million and $12.1 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended March 31, 2026 and 2025, approximately $16.0 million and $10.3 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

As of March 31, 2026, our debt investment portfolio, which represented 80.6% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.8% (excluding income from non-accruals and collateralized loan obligations). As of March 31, 2026, 13.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2025, our debt investment portfolio, which represented 82.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.9% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2025, 12.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest income, excluding CLO income and purchase discount accretion	$10,042	$7,522
Purchase discount accretion	2,776	16
Payment-in-kind income	3,422	3,061
CLO income	—	78
Dividend income from Joint Ventures	1,047	1,417
Fees and other income	311	24
Investment Income	$17,598	$12,118
Less: Purchase discount accretion	$(2,776)	$(16)
Core Investment Income	$14,822	$12,102

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

Investment Income on Investments in CLO Fund Securities. For the three months ended March 31, 2026 and 2025, approximately $0.0 million and $0.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the SOFR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended March 31, 2026 and 2025, we recognized $1.0 million and $1.4 million, respectively, in investment income from our investments in Joint Ventures. As of March 31, 2026, and December 31, 2025, the fair value of our investments in Joint Ventures was approximately $45.0 million and $48.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended March 31, 2026 and 2025, approximately $0.3 million and less than $0.1 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
EXPENSES
Management fees	$1,705	$1,466
Performance-based incentive fees	873	920
Interest and amortization of debt issuance costs	5,837	4,298
Professional fees	913	452
Administrative services expense	543	411
Directors’ expense	123	144
Other general and administrative expenses	714	87
Total expenses	$10,708	$7,778

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

Total expenses for the three months ended March 31, 2026 and 2025 were approximately $10.7 million and $7.8 million, respectively. The increase in total expenses for the three months ended March 31, 2026, in comparison to the prior year, was primarily driven by an increase in average debt outstanding and higher cost of capital as well as a higher management fee and professional fees.

Management Fees and Incentive Fees. Management fees for the three months ended March 31, 2026 and 2025 were approximately $1.7 million and $1.5 million, respectively. Incentive fees for the three months ended March 31, 2026 and 2025 were approximately $0.9 million and $0.9 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period for floating rate debt. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended March 31, 2026 and 2025, interest expense and amortization of debt issuance costs and original issue discount for the period was approximately $5.8 million and $4.3 million, respectively, on average debt outstanding of $306.9 million and $261.5 million, respectively.

Directors' Expense. Directors’ expense for the three months ended March 31, 2026 and 2025 were approximately $0.1 million and $0.1 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs and administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended March 31, 2026 and 2025, professional fees totaled approximately $0.9 million and $0.5 million, respectively.

For the three months ended March 31, 2026 and 2025, administrative services expense was approximately $0.5 million and $0.4 million, respectively.

For the three months ended March 31, 2026 and 2025, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.7 million and $0.1 million, respectively.

Net Investment Income

For the three months ended March 31, 2026, net investment income was approximately $6.9 million, or $0.55 per basic and diluted share, while tax-basis distributable income was approximately $4.1 million, or $0.33 per basic and diluted share. For the three months ended March 31, 2025, net investment income was approximately $4.3 million, or $0.47 per basic and diluted share, while tax-basis distributable income was approximately $4.7 million, or $0.51 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three months ended March 31, 2026, the Company recognized $2.0 million of net realized losses on our portfolio investments. During the three months ended March 31, 2025, the Company recognized $0.2 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(10,738)	$(1,501)
Non-controlled affiliated investments	(2,318)	(1,140)
Controlled affiliated investments	(1,597)	(1,274)
Derivatives	15	12
Total net change in unrealized gain (loss) on investments	$(14,638)	$(3,903)

During the three months ended March 31, 2026, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(14.6) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $2.9 million on equity securities, $(3.1) million on our Joint Ventures investments, $(0.1) million on CLO Fund Securities, and $(14.3) million on our debt securities. During the three months ended March 31, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(3.9) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $1.3 million on equity securities, $(2.8) million on our Joint Ventures investments, $1.0 million on CLO Fund Securities, and $(3.4) million on our debt securities.

Net Change in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2026, was $(10.2) million, or $(0.82) per basic share and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2025, was $(0.1) million, or $(0.01) per basic and diluted share.

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

As of March 31, 2026 and December 31, 2025, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$51,824	$3,721
Restricted Cash	6,209	8,782
First Lien Debt	321,125	344,126
Second Lien Debt	38,495	42,183
Subordinated Debt	24,467	25,339
Equity	45,949	39,193
Collateralized Loan Obligations	1,690	1,789
Joint Ventures	44,967	48,165
Derivatives	195	180
Total	$534,921	$513,478

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2026, we had approximately $342.2 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 156%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

2026 Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank Trust Company, National Association, as trustee, which supplements the base indenture, dated June 16, 2014. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through March 31, 2026. On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate outstanding principal of its 5.25% Notes due 2026 pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The expected redemption date is April 27, 2026. As of March 31, 2026, there was approximately $50.0 million of outstanding principal on the 2026 Notes.

2028 Notes Outstanding

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025.In conjunction therewith, the Company and the U.S. Bank Trust Company, National Association entered into a Fourth Supplemental Indenture relating to the 2028 Notes (the “Fourth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Fourth Supplemental Indentures, the “2028 Notes Indenture”). The net proceeds to the Company were approximately $34.1 million, which is net of a 1.5% discount and allocated deferred financing costs. The 2028 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2028. The indenture governing the 2028 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of March 31, 2026, there was approximately $35.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2028 Notes.

2029 Notes Outstanding

On March 20, 2026, the Company entered into a 2029 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $50.0 million in aggregate principal amount of the Company’s 7.50% notes due 2029 (the “2029 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the U.S. Bank Trust Company, National Association entered into a Sixth Supplemental Indenture relating to the 2029 Notes (the “Sixth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Sixth Supplemental Indenture, the “2029 Notes Indenture”). The net proceeds to the Company were approximately $49.1 million, which is net of deferred financing costs. The 2029 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026 and will mature on September 24, 2029. The indenture governing the 2029 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of March 31, 2026, there was approximately $50.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2029 Notes.

2030 Notes Outstanding

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the U.S. Bank Trust Company, National Association entered into a Fifth Supplemental Indenture relating to the 2030 Notes (the “Fifth Supplemental Indenture”), which supplements the Base Indenture (together with the Fifth Supplemental Indentures, the “2030 Notes Indenture”).The net proceeds to the Company were approximately $72.5 million, which is net of a 2.25% discount and allocated deferred financing costs. The 2030 Notes bear interest at the rate of 7.75% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2030. The indenture governing the 2030 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of March 31, 2026, there was approximately $75.0 million of principal outstanding, and we were in compliance with all of our debt covenants on the 2030 Notes.

2032 Convertible Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes had a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on March 28, 2024, and commencing through the date of the financial statements, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through March 31, 2026. The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement. As of March 31, 2026, there was approximately $2.0 million of outstanding principal.

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent, securities intermediary and collateral administrator, and the Company serves as portfolio manager under the Revolving Credit Facility.

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

On March 9, 2026, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent, The amended agreement, among other things, provided for a decrease in the aggregate financing commitments under the Revolving Credit Facility to $125.0 million.

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

As of March 31, 2026, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $80.0 million principal amount of borrowings outstanding under the Revolving Credit Facility.

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

As of March 31, 2026, the Company was in compliance with all of its debt covenants and there was approximately $50.2 million principal amount of borrowings outstanding under the KeyBank Credit Facility.

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

We are also prohibited by the 1940 Act and the indentures governing our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes from declaring dividends (except a dividend payable in our stock) or making distributions on our common stock, or purchasing any such stock, if, at the time of declaration or at the time of any such purchase, our asset coverage, as defined in the 1940 Act, is below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto of the 1940 Act, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and giving effect, in each case (i) to any exemptive relief granted to us by the SEC and (ii) to any no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table sets forth the quarterly distributions paid by us since the beginning of 2023.

	Base Distribution per Share	Supplemental Distribution per Share	Declaration Date	Record Date	Pay Date
2026:
First quarter	$0.32	$—	3/5/2026	3/16/2026	3/27/2026
Total declared in 2026	$0.32	$—
2025:
Fourth quarter	$0.47	$—	11/6/2025	11/17/2025	11/25/2025
Third quarter	0.47	0.02	8/7/2025	8/18/2025	8/29/2025
Second quarter	0.47	—	5/8/2025	5/19/2025	5/29/2025
First quarter	0.47	0.07	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$1.88	$0.09
2024:
Fourth quarter	$0.69	$—	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	—	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	—	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	—	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76	$—
2023:
Fourth quarter	$0.69	$—	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	—	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	—	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	—	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75	$—

Stock Repurchase Program

On March 11, 2024, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. On March 12, 2025, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended March 31, 2026, the Company repurchased 172,159 shares at an aggregate cost of approximately $2.1 million under the 2026 Stock Repurchase Program. During the three months ended March 31, 2025, the Company did not repurchase shares under the 2024 Stock Repurchase Program or the 2025 Stock Repurchase Program.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2026, and December 31, 2025, we had approximately $31.8 million and $30.0 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2026:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
2026 Notes	$50,000	$50,000	$—	$—	$—
2028 Notes	35,000	—	35,000	—	—
2029 Notes	50,000	—	50,000	—	—
2030 Notes	75,000	—	—	75,000	—
2032 Convertible Notes	2,000	—	—	—	2,000
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	80,009	80,009	—	—	—
KeyBank Credit Facility	50,234	—	50,234	—	—
Total Contractual Obligations	$342,243	$130,009	$135,234	$75,000	$2,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 “Significant Accounting Policies — Investments” to our consolidated financial statements included herein.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2026, twelve of our debt investments were on non-accrual status, which were attributable to nine portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details.

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

Recent Developments

On April 27, 2026, the Company redeemed $40.0 million aggregate principal amount of its 2026 Notes. In connection with this redemption, the Company had notified the Trustee on March 27, 2026 of its election to redeem such notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture.

On April 30, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of April 15, 2026.

On May 7, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of July, August and September 2026. The July 2026 distribution is payable on July 31, 2026 to stockholders of record at the close of business on July 15, 2026. The August 2026 distribution is payable on August 31, 2026 to stockholders of record at the close of business on August 14, 2026. The September 2026 distribution is payable on September 30, 2026 to stockholders of record at the close of business on September 15, 2026.

On May 7, 2026, the Company declared a supplemental cash distribution of $0.03 per share of common stock. The supplemental cash distribution is payable on May 29, 2026 to stockholders of record at the close of business on May 18, 2026.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of March 31, 2026, approximately 85.6% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 92.8% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2026, we had approximately $342.2 million (par value) of borrowings outstanding at a current weighted average interest rate of 6.7%, of which $212.0 million par value had a fixed rate and $130.2 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities as of March 31, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,183	$4,395	$6,644
Decrease in interest rate	$(2,118)	$(3,961)	$(4,775)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.2 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.4 million and $6.6 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $2.1 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $4.0 million and $4.8 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 31, 2026 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three months ended March 31, 2026, except as previously reported by us on our current reports on Form 8-K. We issued a total of 6,088 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three months ended March 31, 2026. This issuance was not subject to the registration requirements of the Securities Act. For the three months ended March 31, 2026, the aggregate value of the shares of our common stock issued under our DRIP was approximately $0.0 million.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)(1)
January 1, 2026 through January 31, 2026	77,083	$12.26	77,083	$7,404
February 1, 2026 through February 28, 2026	74,156	11.93	74,156	6,519
March 1, 2026 through March 31, 2026	20,920	11.28	20,920	9,861
Total	172,159		172,159
(1)
On March 12, 2025, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board of Directors of the Company authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2

Fourth Amended and Restated Bylaws of BCP Investment Corporation, dated as of November 5, 2025 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed on November 6, 2025).

4.1

Fourth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.50% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 15, 2025).

4.2

Fifth Supplemental Indenture, dated as of October 15, 2025, relating to the 7.75% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on October 15, 2025).

4.3	Form of 7.50% Notes due 2028 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on October 15, 2025).

4.4	Form of 7.75% Notes due 2030 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on October 15, 2025).

4.5	Form of 7.50% Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on March 24, 2026).

4.6

Fourth Supplemental Indenture, dated as of October 29, 2021, relating to the 5.25% Notes due 2026, by and between the LRFC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of LRFC’s Current Report on Form 8-K filed on November 1, 2021).

4.7

Fifth Supplemental Indenture, dated as of July 15, 2025, relating to the 5.25% Notes due 2026, by and between the Company, as successor to LRFC, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2025).

4.8

Sixth Supplemental Indenture, dated as of March 24, 2026, relating to the 7.50% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 24, 2026).

10.1	Note Purchase Agreement, dated October 10, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 15, 2025).

10.2

Loan and Security Agreement Conformed Through the Third Amendment dated as of March 9, 2026 among Great Lakes Portman Ridge Funding LLC, The Lenders Party Hereto, The Collateral Administrator, Collateral Agent and Securities Intermediary Party Hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and BCP Investment Corporation, as Portfolio Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 12, 2026).

10.3	Note Purchase Agreement, dated March 20, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 24, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

* Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCP INVESTMENT CORPORATION

Date: May 7, 2026	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *