Form 10-Q
period 2026-06-30
BCP Investment Corp
filed 2026-08-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of common stock of the registrant as of August 3, 2026 was 12,383,652.

NOTE ABOUT REFERENCES TO BCP INVESTMENT CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The information contained in this item should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “outlook,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to successfully and profitably integrate acquired assets and companies, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $381,680 and $433,213, respectively)	$346,365	$409,735
Non-controlled affiliated investments (amortized cost of $113,208 and $90,294, respectively)	99,326	80,585
Controlled affiliated investments (amortized cost of $42,089 and $42,332, respectively)	7,050	10,655
Total Investments at fair value (amortized cost of $536,977 and $565,839, respectively)	$452,741	$500,975
Cash and cash equivalents	2,532	3,721
Restricted cash	5,198	8,782
Interest receivable	4,100	5,793
Receivable for unsettled trades	536	—
Dividend receivable	933	845
Other assets	3,389	3,525
Total Assets	$469,429	$523,641
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $24 and $312, respectively)	$9,976	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $712 and $851, respectively)	34,288	34,149
2029 Notes (net of deferred financing costs of $847 and $—, respectively)	49,153	—
2030 Notes (net of deferred financing costs and original issue discount of $2,213 and $2,423, respectively)	72,787	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $96 and $102, respectively)	1,904	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $576 and $825, respectively)	65,933	106,804
KeyBank Credit Facility (net of deferred financing costs of $781 and $904, respectively)	46,760	41,765
Payable for unsettled trades	2,072	—
Management and incentive fees payable	1,629	1,865
Accounts payable, accrued expenses and other liabilities	1,921	1,714
Accrued interest payable	3,544	4,025
Total Liabilities	$289,967	$314,485
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 14,015,059 issued, and 12,381,742 outstanding as of June 30, 2026, and 14,003,016 issued, and 12,541,858 outstanding as of December 31, 2025	$124	$125
Capital in excess of par value	809,137	811,111
Total distributable (loss) earnings	(629,799)	(602,080)
Total Net Assets	$179,462	$209,156
Total Liabilities and Net Assets	$469,429	$523,641
Net Asset Value Per Common Share	$14.49	$16.68

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$10,744	$8,463	$22,088	$15,763
Non-controlled affiliated investments	640	324	2,114	640
Total interest income	11,384	8,787	24,202	16,403
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	1,968	2,354	5,097	5,207
Non-controlled affiliated investments	393	95	686	303
Total payment-in-kind income	2,361	2,449	5,783	5,510
Dividend income:
Non-controlled affiliated investments	1,342	1,213	2,389	2,630
Total dividend income	1,342	1,213	2,389	2,630
Fees and other income:
Non-controlled/non-affiliated investments	32	98	269	122
Non-controlled affiliated investments	46	83	120	83
Total fees and other income	78	181	389	205
Total investment income	$15,165	$12,630	$32,763	$24,748
EXPENSES
Management fees	1,629	1,445	3,334	2,911
Performance-based incentive fees	—	967	873	1,887
Interest and amortization of debt issuance costs	5,910	4,230	11,747	8,528
Professional fees	716	403	1,629	855
Administrative services expense	565	450	1,108	861
Directors’ expense	123	142	246	286
Other general and administrative expenses	704	436	1,418	523
Total expenses	$9,647	$8,073	$20,355	$15,851
NET INVESTMENT INCOME	$5,518	$4,557	$12,408	$8,897
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(10,374)	$(9,648)	$(12,396)	$(9,729)
Non-controlled affiliated investments	(108)	—	(108)	(92)
Controlled affiliated investments	—	(6,192)	—	(6,192)
Net realized gain (loss) on investments	(10,482)	(15,840)	(12,504)	(16,013)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(1,146)	3,390	(11,884)	1,889
Non-controlled affiliated investments	(1,855)	(3,014)	(4,173)	(4,154)
Controlled affiliated investments	(1,765)	6,287	(3,362)	5,013
Derivatives	32	(35)	47	(23)
Net change in unrealized gain (loss) on investments	(4,734)	6,628	(19,372)	2,725
Tax (provision) benefit on realized and unrealized (gains) losses on investments	184	137	(219)	(209)
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(15,032)	(9,075)	(32,095)	(13,497)
Realized gains (losses) on extinguishment of debt	(360)	—	(360)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,874)	$(4,518)	$(20,047)	$(4,600)
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic and Diluted:	$(0.80)	$(0.49)	$(1.62)	$(0.50)
Net Investment Income Per Common Share:
Basic and Diluted:	$0.45	$0.50	$1.00	$0.97
Weighted Average Shares of Common Stock Outstanding — Basic and Diluted	12,377,806	9,204,657	12,406,681	9,201,451

(1)
During the three months ended June 30, 2026, the Company did not receive any non-recurring fee income that was paid in-kind, compared to $0.1 million for the three months ended June 30, 2025, which was included in this financial statement line item. During the six months ended June 30, 2026 and 2025, the Company received $0.6 million and $0.3 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income	$5,518	$4,557	$12,408	$8,897
Net realized gain (loss) on investments	(10,482)	(15,840)	(12,504)	(16,013)
Net realized gain (loss) from extinguishment of debt	(360)	—	(360)	—
Net change in unrealized appreciation (depreciation) on investments	(4,734)	6,628	(19,372)	2,725
Tax (provision) benefit on realized and unrealized gains (losses) on investments	184	137	(219)	(209)
Net increase (decrease) in net assets resulting from operations	$(9,874)	$(4,518)	$(20,047)	$(4,600)

Stockholder distributions:
Distributions declared	$(3,714)	$(4,325)	$(7,672)	$(9,292)
Net decrease in net assets resulting from stockholder distributions	$(3,714)	$(4,325)	$(7,672)	$(9,292)

Capital share transactions:
Issuance of common stock for:
Stock issued under dividend reinvestment plan	45	61	$89	$128
Stock repurchases	—	—	(2,064)	—
Net increase (decrease) in net assets resulting from capital share transactions	$45	$61	$(1,975)	$128

Net assets at beginning of period	$193,005	$173,511	$209,156	$178,493
Net assets at end of period	$179,462	$164,729	$179,462	$164,729
Net asset value per common share	$14.49	$17.89	$14.49	$17.89
Common shares outstanding at end of period	12,381,742	9,207,851	12,381,742	9,207,851

(1)
Refer to Note 9 — “Stockholders’ Equity” of our notes to the consolidated financial statements for additional information on changes in components of Stockholders’ Equity.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(20,047)	$(4,600)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash (used in) provided by operations:
Net realized (gains) losses on investment transactions	12,504	16,013
Net change in unrealized (appreciation) depreciation from investments	19,372	(2,725)
Tax provision (benefit) on realized and unrealized gains (losses) on investments	219	209
Purchases of investments	(34,161)	(28,432)
Proceeds from sales and redemptions of investments	63,184	32,709
Net accretion of investments	(6,971)	(1,600)
Amortization of debt issuance costs	927	621
Net realized (gain) loss on extinguishment of debt	360	—
Payment-in-kind interest income	(5,592)	(5,577)
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled trades	(276)	—
(Increase) decrease in interest receivable	1,142	1,184
(Increase) decrease in dividend receivable	(88)	472
(Increase) decrease in other assets	87	(1,778)
Increase (decrease) in payable for unsettled trades	2,072	—
Increase (decrease) in accrued interest payable	(481)	(325)
Increase (decrease) in management and incentive fees payable	(236)	(301)
Increase (decrease) in due to affiliates	—	(635)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	206	655
Net cash (used in) provided by operating activities	$32,221	$5,890
FINANCING ACTIVITIES:
Debt issuance costs	$(891)	$—
Repurchases of common stock	(2,064)	—
Distributions to stockholders	(7,583)	(9,164)
Repayment of Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	(41,120)	(12,100)
Repayment of KeyBank Credit Facility	(13,128)	—
Borrowings from KeyBank Credit Facility	18,000	—
Repayment of 2026 Notes	(40,208)	—
Proceeds from issuance of 2029 Notes	50,000	—
Net cash (used in) provided by financing activities	$(36,994)	$(21,264)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(4,773)	$(15,374)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,503	39,953
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,730	$24,579
Amounts per statements of assets and liabilities:
Cash and cash equivalents	$2,532	$11,222
Restricted cash	5,198	13,357
Total Cash, Cash Equivalents and Restricted cash	$7,730	$24,579
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$11,299	$8,234
Reinvestment of distributions	$89	$128

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 193.0%
First Lien/Senior Secured Debt - 147.3%
13 Scents Inc.	Personal Care Products	10.48%	SOFR + 6.75%	1.00%	03/31/31	2,820	$2,766	$2,766	(13)
13 Scents Inc. (Revolver)	Personal Care Products	10.44%	SOFR + 6.75%	1.00%	03/31/31	202	194	194	(20)
Accurate Background, LLC	IT Services	9.99%	SOFR + 6.00%	1.00%	03/26/29	8,598	8,064	8,598	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	IT Services	9.14%	SOFR + 5.50%	1.00%	07/22/27	5,790	5,447	5,752	(13)
AMCP Pet Holdings, Inc.	Consumer Staples Distribution & Retail	12.31%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	4,875	4,863	3,595	(13)
AMCP Pet Holdings, Inc. (Revolver)	Consumer Staples Distribution & Retail	12.23%	SOFR + 7.00%, 3.00% PIK	1.00%	01/04/28	1,061	1,059	783
American Academy Holdings, LLC	Health Care Providers & Services	13.01%	SOFR + 9.25%, 5.00% PIK	3.25%	06/30/27	7,034	6,934	7,027	(13)
Ancile Solutions, Inc.	Software	13.94%	SOFR + 10.00%	1.00%	06/11/26	5,635	5,636	5,765	(13)
Anthem Sports & Entertainment Inc. (2025 Delayed Draw Term Loan)	Media	9.49%	SOFR + 5.50%, 9.49% PIK	1.00%	11/15/27	1,433	1,433	1,433
Anthem Sports & Entertainment Inc. (Hollywood Suites Delayed Draw Term Loan)	Media	9.49%	SOFR + 5.50%, 9.49% PIK	1.00%	11/15/27	4,443	4,443	4,442
Anthem Sports & Entertainment Inc. (Term Loan B)	Media	10.00% PIK	—	—	11/15/27	9,750	9,751	7,049
Anthem Sports & Entertainment Inc. (Term Loan C)	Media	—	—	—	11/15/27	8,828	935	—	(5)
Appfire Technologies, LLC	Software	8.48%	SOFR + 4.75%	1.00%	03/09/28	5,741	5,739	5,741	(13)
BetaNXT, Inc.	Financial Services	9.48%	SOFR + 5.75%	—	07/02/29	12,770	12,223	12,424	(13)
BetaNXT, Inc. (Revolver)	Financial Services	—	SOFR + 5.75%	—	04/02/29	—	(32)	(74)	(15)(20)
Bradshaw International Parent Corp.	Specialty Retail	9.49%	SOFR + 5.75%	1.00%	10/21/27	966	924	950	(13)
Bradshaw International Parent Corp. (Revolver)	Specialty Retail	—	SOFR + 5.75%	1.00%	10/21/27	—	(7)	(32)	(15)(20)
Buzz Finco, LLC	Interactive Media & Services	10.39%	SOFR + 6.75%	2.50%	04/24/30	2,550	2,477	2,474	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Health Care Providers & Services	8.39%	SOFR + 4.75%	1.00%	05/08/30	3,103	3,078	3,103	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Health Care Providers & Services	—	SOFR + 4.75%	1.00%	05/08/30	—	(4)	—	(15)(20)
Centric Brands Inc.	Textiles, Apparel & Luxury Goods	9.15%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Textiles, Apparel & Luxury Goods	10.15%	SOFR + 6.50%	1.00%	02/06/31	1,732	1,732	1,732	(13)
Centric Brands Inc. (Term Loan A2)	Textiles, Apparel & Luxury Goods	11.65% PIK	SOFR + 8.00%, 11.65% PIK	1.00%	02/06/31	4,153	4,153	4,153
Colonnade Intermediate, LLC	Software	—	—	1.00%	09/30/26	8,318	7,645	4,928	(5)
Colonnade Intermediate, LLC (Revolver)	Software	—	—	1.00%	09/30/26	685	685	406	(5)
Dentive, LLC	Health Care Providers & Services	10.98%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	4,751	4,534	4,621	(13)
Dentive, LLC (Revolver)	Health Care Providers & Services	10.98%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	8	(2)	2	(15)(20)
Dodge Data & Analytics LLC	Professional Services	10.04%	SOFR + 6.25%	0.50%	01/31/29	613	609	618	(13)
Dodge Data & Analytics LLC (Second Out)	Professional Services	8.54%	SOFR + 4.75%	0.50%	02/28/29	901	810	685	(13)
Epic Staffing Group	Professional Services	9.67%	SOFR + 6.00%	0.50%	06/28/29	4,823	4,045	3,954	(13)
Florida Food Products, LLC First Lien, Term Loan A	Food Products	9.23%	SOFR + 5.50%	2.00%	10/15/30	2,022	1,987	1,994	(13)
Florida Food Products, LLC First Lien, Term Loan B	Food Products	9.23%	SOFR + 5.50%	2.00%	10/15/30	1,265	1,243	1,248	(13)
Florida Food Products, LLC First Lien, Term Loan C	Food Products	9.23%	SOFR + 5.50%	2.00%	10/15/30	717	705	707	(13)
Global Integrated Flooring Systems Inc.	Household Products	12.66%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	6,626	5,926	4,719
Global Integrated Flooring Systems Inc. (Revolver)	Household Products	12.64%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	55	48	39
GP Midco, LLC (Beauty by Imagination)	Personal Care Products	8.66%	SOFR + 5.00%	1.00%	11/01/30	3,826	3,421	3,826	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan A	Software	—	—	5.25%	08/21/26	6,666	6,420	—	(5)
HDC/HW Intermediate Holdings, LLC - Term Loan B	Software	—	—	—	08/21/26	3,773	664	2,358	(5)
Help Systems Holdings, Inc.	Technology Hardware, Storage & Peripherals	9.77%	SOFR + 6.00%	2.00%	05/21/29	1,433	1,406	1,092	(13)
IDC Infusion Services LLC	Health Care Providers & Services	8.73%	SOFR + 5.00%	1.00%	07/09/29	6,833	6,565	6,833	(13)
Ivanti Software, Inc.	Software	8.41%	SOFR + 4.75%	0.75%	06/01/29	989	906	410	(13)
Ivanti Software, Inc. - NewCo	Software	9.41%	SOFR + 5.75%	2.00%	06/01/29	731	696	710	(13)
Live Comfortably Inc.	Household Durables	13.76%	SOFR + 10.00%, 2.00% PIK	3.00%	09/20/27	55	55	—	(13)
Live Comfortably Inc. Term Loan B	Household Durables	13.76%	SOFR + 10.00%, 2.00% PIK	3.00%	04/02/29	7,165	6,905	6,574	(13)
MAG DS Corp.	Aerospace & Defense	9.33%	SOFR + 5.50%	1.00%	04/01/27	3,564	3,491	3,560	(13)
Metrc Inc.	Software	9.23%	SOFR + 5.50%	1.00%	09/30/31	4,842	4,672	4,734	(13)(20)
Metrc Inc. (Revolver)	Software	—	SOFR + 5.50%	1.00%	09/30/31	—	(52)	(25)	(15)(20)
Money Transfer Acquisition Inc.	Financial Services	11.99%	SOFR + 8.25%	1.00%	12/14/27	13,662	13,120	13,610	(13)
Morae Global Corporation (Revolver)	IT Services	11.82%	SOFR + 8.00%	2.00%	10/31/28	500	490	491
Morae Global Corporation (Term Loan A)	IT Services	11.82%	SOFR + 8.00%	2.00%	10/31/28	5,729	5,346	5,606	(13)(20)
Morae Global Corporation (Term Loan B)	IT Services	11.80%	SOFR + 8.00%	2.00%	10/31/28	2,755	2,543	2,707	(13)
MSM Acquisitions, Inc.	Software	9.67%	SOFR + 6.00%	1.00%	12/09/26	9,978	9,973	7,447	(13)
Netwrix Corporation	Software	8.39%	SOFR + 4.75%	0.75%	06/11/29	4,184	4,173	4,138	(13)
Netwrix Corporation (Revolver)	Software	—	SOFR + 4.75%	0.75%	06/11/29	—	(5)	(12)	(15)(20)
Newbury Franklin Industrials, LLC	Trading Companies & Distributors	10.62%	SOFR + 7.00%	2.00%	12/11/29	7,571	7,248	7,459	(13)(20)
One Stop Mailing LLC	Ground Transportation	10.01%	SOFR + 6.25%	1.00%	05/07/27	6,764	6,747	6,764	(13)
Orthopaedic (ITC) Buyer, LLC	Health Care Providers & Services	8.73%	SOFR + 5.00%	0.75%	07/31/28	2,299	2,113	2,299	(13)
Payarc LLC	Financial Services	10.15%	SOFR + 6.50%	2.00%	05/22/31	5,657	5,323	5,319	(13)
Payarc LLC (Revolver)	Financial Services	—	SOFR + 6.50%	2.00%	05/22/31	—	(7)	(7)	(15)(20)
PhyNet Dermatology LLC	Health Care Providers & Services	10.18%	SOFR + 6.50%	1.00%	10/20/29	1,822	1,757	1,790	(13)

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
PMA Parent Holdings LLC	Capital Markets	8.48%	SOFR + 4.75%	0.75%	01/31/31	2,796	$2,623	$2,791	(13)
PMA Parent Holdings LLC (Revolver)	Capital Markets	—	SOFR + 4.75%	0.75%	01/31/31	—	(2)	—	(15)(20)
Pomeroy Technologies, LLC (Super Senior A)	Software	6.00% PIK	—	—	11/30/27	1,496	1,496	1,284
Premier Imaging, LLC	Health Care Equipment & Supplies	9.99%	SOFR + 6.00%	1.00%	10/31/27	5,644	5,492	5,004	(13)(27)
Project Castle, Inc.	Machinery	9.19%	SOFR + 5.50%	0.50%	06/01/29	3,717	3,401	926	(13)
Project Leopard Holdings, Inc.	Software	9.01%	SOFR + 5.25%	0.50%	07/20/29	8,942	7,506	5,490	(13)
PVHC Holding Corp	Containers & Packaging	13.13%	SOFR + 9.25%, 2.75% PIK	2.50%	02/17/27	2,966	2,965	1,579	(13)
Radius Aerospace, Inc.	Aerospace & Defense	9.63%	SOFR + 5.75%	1.00%	03/29/27	5,401	5,398	5,388	(13)
Red Range Intermediate Inc.	Industrial Conglomerates	11.76%	SOFR + 8.00%	1.00%	10/01/29	324	324	324
Resolute Investment Managers, Inc.	Capital Markets	10.49%	SOFR + 6.50%	1.00%	10/30/28	3,959	3,608	3,140	(13)
Revolt Media and TV, LLC	Media	11.65%	SOFR + 8.00%	3.00%	07/31/29	1,500	1,252	1,252
RN Enterprises, LLC	Health Care Technology	7.11%	SOFR + 5.25%	0.75%	10/17/31	2,593	2,314	2,585	(13)(20)
Shepherd Parent Holdings, LLC	Health Care Providers & Services	10.93%	SOFR + 7.25%	1.00%	07/10/30	1,726	1,602	1,746	(13)(20)
Shepherd Parent Holdings, LLC (Revolver)	Health Care Providers & Services	—	SOFR + 7.25%	1.00%	07/10/30	—	—	4	(20)
South Street Securities Holdings, Inc	Financial Services	9.00%	—	—	09/20/27	3,600	3,411	3,389
Spark Buyer, LLC	Electrical Equipment	8.89%	SOFR + 5.25%	0.75%	10/15/31	1,407	1,252	1,276	(13)(20)
Spinrite, Inc.	Leisure Products	10.90%	SOFR + 7.25%	—	12/05/30	3,063	3,007	3,007	(3)(7)(13)
Spinrite, Inc. (Revolver)	Leisure Products	10.91%	SOFR + 7.25%	—	12/05/30	88	80	80	(3)(7)(20)
STG Distribution, LLC (STG Logistics) (Second Out)	Transportation Infrastructure	—	—	1.50%	10/03/29	2,972	1,607	26	(5)(13)
STG Distribution, LLC (STG Logistics) (Third Out)	Transportation Infrastructure	—	—	1.50%	10/03/29	2,215	739	—	(5)(13)
TA/WEG Holdings, LLC (Revolver)	Financial Services	—	SOFR + 6.25%	1.00%	10/02/28	—	(1)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace & Defense	12.32%	SOFR + 8.50%	1.00%	12/22/28	4,193	3,997	4,126	(13)(20)
Taoglas Group Holdings Limited	Electronic Equipment, Instruments & Components	9.98%	SOFR + 6.25%	1.00%	02/28/29	2,278	2,057	2,258	(3)(7)(13)
Taoglas Group Holdings Limited (Revolver)	Electronic Equipment, Instruments & Components	9.94%	SOFR + 6.25%	1.00%	02/28/29	610	550	604	(3)(7)(13)(20)
Taoglas USA Holdings Inc.	Electronic Equipment, Instruments & Components	9.98%	SOFR + 6.25%	1.00%	02/28/29	1,623	1,594	1,609	(13)
Validity, Inc.	Software	8.68%	SOFR + 5.00%	0.50%	04/12/32	1,980	1,739	1,947	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Health Care Providers & Services	9.64%	SOFR + 6.00%	2.00%	06/14/29	9,974	9,753	9,963	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Health Care Providers & Services	9.63%	SOFR + 6.00%	2.00%	06/14/29	952	925	951	(20)
VTX Intermediate Holdings, Inc.	IT Services	10.92%	SOFR + 7.00%, 1.00% PIK	2.00%	12/12/29	10,402	9,838	10,389	(13)
Total First Lien/Senior Secured Debt							286,229	264,306
Second Lien/Senior Secured Debt - 19.0%
American Academy Holdings, LLC	Health Care Providers & Services	14.50% PIK	—	—	03/01/28	14,328	13,828	14,113
BLST Operating Company, LLC	Broadline Retail	—	—	1.50%	05/06/26	1,391	1,132	—	(5)(13)
Confluence Technologies, Inc.	Software	10.30%	SOFR + 6.50%, 6.50% PIK	0.50%	07/30/29	4,340	4,328	3,624	(13)
Dcert Buyer, Inc.	Software	10.64%	SOFR + 7.00%	—	02/19/29	5,400	5,395	4,544	(13)
Florida Food Products, LLC Second Lien, Term Loan A	Food Products	8.99%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,613	2,504	2,767	(13)
Florida Food Products, LLC Second Lien, Term Loan B	Food Products	8.73%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,220	2,232	2,466	(13)
Ivanti Software, Inc.	Software	11.18%	SOFR + 7.25%	0.50%	06/01/29	9,090	7,846	1,632	(13)
Project Leopard Holdings, Inc.	Software	11.41%	SOFR + 7.75%	0.50%	07/22/30	5,000	4,947	2,863	(13)
VTX Intermediate Holdings, Inc.	IT Services	12.50% PIK	—	—	12/12/30	2,065	1,936	2,014
Total Second Lien/Senior Secured Debt							44,148	34,023
Subordinated Debt - 13.7%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	06/14/28	1,030	999	1,026
Eastport Holdings, LLC	Commercial Services & Supplies	12.42%	SOFR + 8.50%	1.00%	09/29/27	19,250	17,884	19,250	(13)
Lucky Bucks Holdings LLC	Hotels, Restaurants & Leisure	—	—	—	05/29/28	8,762	5,992	1,696	(5)
Tubular Textile Machinery, Inc.	Machinery	5.00% PIK	—	—	10/29/27	5,356	3,656	2,590
Total Subordinated Debt							28,531	24,562
Collateralized Loan Obligations - 0.0%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	—	—	—	04/20/30	15,161	—	—	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	—	—	—	10/27/31	10,000	112	—	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	—	—	—	11/01/28	3,250	—	—	(3)(7)(10)
Total Collateralized Loan Obligations							112	—
Preferred Stock and Units - 5.0%
4L Ultimate Topco Corporation	Commercial Services & Supplies	—	—	—	—	321	29	—
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	248,474	166	416	(9)(22)
Aperture Dodge 18 LLC	Financial Services	—	—	—	—	5,190,939	4,594	3,133
BMP Slappey Holdco, LLC	Diversified Telecommunication Services	—	—	—	—	200,000	467	550	(21)
BMP Slappey Investment II	Diversified Telecommunication Services	—	—	—	—	88,946	208	244	(21)
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,192,259	1,192	1,426	(20)(22)
Middle West Spirits, LLC	Beverages	10.00% PIK	—	—	—	988,004	932	1,119	(25)
Prosper Marketplace	Household Products	—	—	—	—	912,865	279	324	(6)
Taylor Precision Products, Inc. - Series C	Household Products	—	—	—	—	379	667	758

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Class A Preferred)	Health Care Providers & Services	14.00%	14.00%, 10.50% PIK	—	—	1,026,753	$1,017	$1,054	(22)(25)
Total Preferred Stock and Units							9,551	9,024
Common Stock and Membership Units - 7.9%
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	0.1	264	492	(9)(22)
Advantage Capital Holdings LLC - Class A Units	Financial Services	—	—	—	—	822	500	1,773	(22)
AIP Capital, LLC	Financial Services	—	—	—	—	85	35	35	(22)
Anthem Sports & Entertainment Inc. - Class A Warrant	Media	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Oil, Gas & Consumable Fuels	—	—	—	—	0.1	—	—	(11)
BGPT Maverick, L.P. (Metrc Inc.)	Communications Equipment	—	—	—	—	1,020,408	1,020	1,219
BLST Operating Company, LLC - Class A	Broadline Retail	—	—	—	—	217,013	555	—	(9)
Carestream Health Holdings, Inc.	Health Care Equipment & Supplies	—	—	—	—	4,099	53	94
Centric Brands, L.P.	Textiles, Apparel & Luxury Goods	—	—	—	—	81,770	746	5,085
DxTx Pain and Spine LLC	Health Care Providers & Services	—	—	—	—	217,479	381	638	(9)(22)
Everyware Global, Inc.	Household Products	—	—	—	—	1,085,565	346	42	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Building Products	—	—	—	—	100	1,500	863	(3)(7)
Freedom Electronics, LLC	Electronic Equipment, Instruments & Components	—	—	—	—	181,818	195	259	(9)
Fusion Connect, Inc.	Wireless Telecommunication Services	—	—	—	—	14	866	—
Fusion Connect, Inc. - Warrant	Wireless Telecommunication Services	—	—	—	—	811,572	—	—
Fusion Parent, LLC (fka Franchise Group Inc.)	Diversified Consumer Services	—	—	—	—	46,784	847	722
HDC/HW Holdings, LLC	Software	—	—	—	—	148,826	—	—
KT Equity Holdings, LLC	Commercial Services & Supplies	—	—	—	—	180,678	181	181	(21)
LB NewHoldCo LLC	Hotels, Restaurants & Leisure	—	—	—	—	146,589	1,724	128	(13)
Middle West Spirits, LLC	Beverages	—	—	—	—	91	14	38
Morae Global Holdings Inc. - Warrant	IT Services	—	—	—	—	1,625	376	124
Ohene Holdings B.V. - Warrant	IT Services	—	—	—	—	4	—	—	(3)(7)
Payarc LLC - Warrant	Financial Services	—	—	—	—	126,593	225	225	(22)
Revolt Media and TV, LLC	Media	—	—	—	—	988	203	203	(22)
Roscoe Investors, LLC - Class A	Health Care Equipment & Supplies	—	—	—	—	10,000	1,000	—
South Street Securities Holdings, Inc - Warrant	Financial Services	—	—	—	—	4,533	514	681
Swift Aggregator LLC (formerly GA Communications, Inc.)	Media	—	—	—	—	1,363,451	1,250	1,420
VTX Holdings LLC - Series C	IT Services	—	—	—	—	882,504	9	1
Workplace Holdings LLC (Pomeroy Technologies, LLC)	Software	—	—	—	—	950	228	—
World Business Lenders, LLC	Financial Services	—	—	—	—	21,430	—	—	(7)
Total Common Stock and Membership Units							13,078	14,223
Derivatives - 0.1%(19)
Advantage Capital Holdings LLC	Financial Services	—	—	—	—	164	—	227	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	227
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							381,680	346,365
Investments in Affiliate Portfolio Companies - 55.3%(17)
First Lien/Senior Secured Debt - 12.8%
American Clinical Solutions, LLC	Health Care Providers & Services	—	—	1.00%	06/30/27	8,814	8,082	6,532
Datalink, LLC	Health Care Technology	10.00% PIK	—	—	02/05/33	2,849	2,628	2,189	(13)
Datalink, LLC (Revolver)	Health Care Technology	10.00% PIK	—	—	02/05/33	1	1	(76)	(20)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	9.65%	SOFR + 6.00%	2.00%	01/29/31	3,290	3,230	3,222	(13)(20)
HR Pharmaceuticals, LLC (Revolver)	Health Care Equipment & Supplies	9.69%	SOFR + 6.00%	2.00%	01/29/31	103	96	96	(20)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	09/30/26	5,215	4,201	4,695	(5)
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Diversified Consumer Services	12.14%	SOFR + 8.50%	2.00%	05/31/29	1,994	1,972	1,820	(13)(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Diversified Consumer Services	—	SOFR + 8.50%	2.00%	05/31/29	—	(2)	(15)	(15)(20)
Riddell, Inc.	Leisure Products	8.64%	SOFR + 5.00%	1.00%	05/14/31	4,346	4,341	4,341	(13)
Total First Lien/Senior Secured Debt							24,549	22,804
Second Lien/Senior Secured Debt- 2.2%
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	09/30/26	480	341	—	(5)
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	500	500	403
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,630
Total Second Lien/Senior Secured Debt							5,341	4,033
Collateralized Loan Obligations - 8.7%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	26,298	142	8	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	24,394	808	288	(3)(7)(10)
JNTR 2026-1 LLC CLO – Class A-0	CLO Fund Securities	8.00%	—	—	12/31/49	10,677	10,718	10,718	(7)
JNTR 2026-1 LLC CLO – Class A-1	CLO Fund Securities	4.50%	—	—	12/31/49	807	703	703	(7)
JNTR 2026-1 LLC CLO – Class A-2	CLO Fund Securities	4.50%	—	—	12/31/49	207	157	157	(7)
JNTR 2026-1 LLC CLO – Class A-3	CLO Fund Securities	4.50%	—	—	12/31/49	180	125	125	(7)
JNTR 2026-1 LLC CLO – Subordinated A	CLO Fund Securities	15.10%	—	—	12/31/49	17	2,694	2,694	(7)(10)
JNTR 2026-1 LLC CLO – Subordinated B	CLO Fund Securities	25.90%	—	—	12/31/49	17	849	849	(7)(10)
Total Collateralized Loan Obligations							16,196	15,542

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Joint Ventures- 21.1%
Series B - Great Lakes Funding II LLC	Joint Venture	—	—	—	—	42,169	$42,169	$37,783	(7)(20)(26)
Total Joint Ventures							42,169	37,783
Preferred Stock and Units - 4.3%
American Clinical Solutions, LLC - Class A	Health Care Providers & Services	—	—	—	—	21,579,483	—	—	(9)
GreenPark Infrastructure, LLC - Series A	Commercial Services & Supplies	—	—	—	—	1,400	676	817	(9)(22)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	14.00% PIK	—	—	—	517,260	517	517	(22)(25)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	1,000	—	—	(9)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	5,445	5,445	259	(21)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Phoenix Aviation Capital, LLC	Aerospace & Defense	7.00% PIK	—	—	—	1,305,594	1,111	1,163	(22)(25)
Princeton Medspa Partners, LLC	Diversified Consumer Services	12.50% PIK	—	—	—	1,279,121	1,279	621	(22)(25)
Riddell Sports Enterprises LLC	Leisure Products	10.00% PIK	—	—	—	2,903	2,928	2,928
Westshore RAM, LLC - Class A	Financial Services	—	—	—	—	86,000	1,278	1,497	(25)
Total Preferred Stock and Units							13,234	7,802
Common Stock and Membership Units - 6.2%
Burgaflex Holdings, LLC - Class A	Automobile Components	—	—	—	—	1,253,198	2,656	3,003	(9)
Burgaflex Holdings, LLC - Class B	Automobile Components	—	—	—	—	1,085,073	1,883	2,247	(9)
Datalink, LLC	Health Care Technology	—	—	—	—	4,928	2,151	1,090
GreenPark Infrastructure, LLC - Series M-1	Commercial Services & Supplies	—	—	—	—	8,977	2,969	3,097	(9)(22)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	45	—	—	(9)
Phoenix Aviation Capital, LLC	Aerospace & Defense	—	—	—	—	4	387	312	(22)
Princeton Medspa Partners, LLC - Warrant	Diversified Consumer Services	—	—	—	—	0.03	—	5	(22)
Riddell Sports Enterprises LLC	Leisure Products	—	—	—	—	2,181	1,279	1,279
Sierra Hamilton Holdings Corporation	Energy Equipment & Services	—	—	—	—	27,396,364	394	329
Total Common Stock and Membership Units							11,719	11,362
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							113,208	99,326
Investments in Controlled Affiliated Portfolio Companies - 3.9%(8)
Joint Ventures - 3.9%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	24,298	7,050	(7)
Total Joint Ventures							24,298	7,050
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							42,089	7,050
Total Investments - 252.3%							$536,977	$452,741

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each June 30, 2026 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. As of June 30, 2026, rates for the 6 month, 3 month and 1 month SOFR are 3.85%, 3.73%, and 3.65%, respectively. For each such loan, the Company has provided the weighted average annual stated interest rate in effect as of June 30, 2026. As noted in the table above, 93.4% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of June 30, 2026 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $552.1 million. The aggregate gross unrealized appreciation is approximately $63.7 million, the aggregate gross unrealized depreciation is approximately $163.1 million, and the net unrealized depreciation is approximately $99.4 million.
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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2026, qualifying assets represent 85.6% of the Company's total assets and non-qualifying assets represent 14.4% of the Company's total assets.
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

As of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

(12)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(13)
As of June 30, 2026, all or a portion of this investment is pledged to secure the Company’s debt obligations. The fair value of assets pledged as collateral on the Revolving Credit Facility and the KeyBank Credit Facility as of June 30, 2026 was $149.0 million and $124.5 million, respectively.
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
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of June 30, 2026:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$227
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(24)
Percentages are based on net assets as of June 30, 2026.
(25)
The equity investment is income producing.
(26)
The investment is held at the net asset value (“NAV”) of the underlying fund.
(27)
Interest is payable in cash or, at the borrower's election, may be paid in kind (“PIK”).

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

BCP INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, at beginning of period	$16.68	$19.41
Net investment income(1)(6)	1.00	0.97
Net realized gain (loss) from investments(1)(6)	(1.01)	(1.75)
Net change in unrealized appreciation (depreciation) on investments(1)(6)	(1.56)	0.30
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	(0.02)	(0.02)
Realized gain (loss) from extinguishment of debt(1)	(0.03)	—
Net increase (decrease) in net assets resulting from operations	$(1.62)	$(0.50)
Net decrease in net assets resulting from distributions	(0.62)	(1.01)
Accretive effect of common stock repurchases(1)	0.07	—
Net increase (decrease) in net assets relating to stock-based transactions(5)	(0.02)	(0.01)
Net asset value, end of period	$14.49	$17.89
Total net asset value return(2)	(5.65)%	(0.64)%
Total market return(3)	(33.16)%	(17.40)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$11.83	$16.34
Per share market value at end of period	$7.28	$12.52
Shares outstanding at end of period	12,381,742	9,207,851
Net assets at end of period	$179,462	$164,729
Portfolio turnover rate(4)	7.16%	7.09%
Asset coverage ratio	162.04%	164.50%
Ratio of net investment income to average net assets (annualized)	12.91%	10.42%
Ratio of total expenses to average net assets (annualized)	21.17%	18.56%
Ratio of interest expense to average net assets (annualized)	12.22%	9.98%
Ratio of non-interest expenses to average net assets (annualized)	8.95%	8.58%

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
June 30, 2026
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of June 30, 2026, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

On August 22, 2025, the Company changed its name from Portman Ridge Finance Corporation to BCP Investment Corporation and on August 25, 2025, the Company began trading on the NASDAQ Global Select Market under the symbol “BCIC.”

The Externalization Agreement

On December 14, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP (“BC Partners”), through which Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners, became the Company’s investment adviser pursuant to an investment advisory Agreement (the “Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders (the “Special Meeting”) held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. The transactions contemplated by the Externalization Agreement closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser on that date.

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
June 30, 2026
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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements (“consolidated financial statements”) and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946 — Financial Services — Investment Companies (“ASC 946”). Certain prior year investment related disclosures have been reclassified to conform to the current period presentation.

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

During the three months ended June 30, 2026, the Company made approximately $20.9 million of investments and had approximately $34.9 million in repayments and sales, resulting in net repayments and sales of approximately $14.0 million for the period. During the three months ended June 30, 2025, the Company made approximately $10.9 million of investments and had approximately $17.0 million in repayments and sales, resulting in net repayments and sales of approximately $6.1 million for the period.

During the six months ended June 30, 2026, the Company made approximately $34.2 million of investments and had approximately $63.2 million in repayments and sales, resulting in net repayments and sales of approximately $29.0 million for the period. During the six months ended June 30, 2025, the Company made approximately $28.4 million of investments and had approximately $32.7 million in repayments and sales, resulting in net repayments and sales of approximately $4.3 million for the period.

As of June 30, 2026, our portfolio consisted of investments in 107 portfolio companies with a fair value of approximately $452.7 million. As of December 31, 2025, our portfolio consisted of investments in 108 portfolio companies with a fair value of approximately $501.0 million. In addition to providing loans to portfolio companies, from time to time the Company assists portfolio companies in securing financing from other sources by introducing such portfolio companies to sponsors or by, among other things, leading a syndicate of lenders to provide the portfolio companies with financing.

As of June 30, 2026, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 33 different industries and 71 different portfolio companies with a fair value of approximately $349.7 million and average par balance per investment of approximately $3.2 million. As of December 31,

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

2025, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 34 different industries and 74 different portfolio companies with a fair value of approximately $411.6 million and average par balance per investment of approximately $3.5 million.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Accrued interest is generally reversed when a loan or security is placed on non-accrual status. Payments received on non-accrual loans or securities may be recognized as income or applied to principal depending on management’s judgment regarding the collectability of the outstanding principal and interest. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2026, eleven of our debt investments were on non-accrual status, which were attributable to seven portfolio companies, with an aggregate amortized cost of $30.4 million and an aggregate fair value of $14.1 million, which represented 5.7% and 3.1% of the investment portfolio, respectively. However, for a subset of the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies, with an aggregate amortized cost of $40.4 million and an aggregate fair value of $20.0 million, which represented 7.1% and 4.0% of the investment portfolio, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

Immediately following the completion of the LRFC Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase discount, which was immediately recognized as unrealized appreciation on the Company’s consolidated statements of operations. The purchase discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized appreciation on the loans acquired through their ultimate disposition. For the three months ended June 30, 2026 and 2025, amortization of the purchase discount relating to asset acquisitions was $2.2 million and less than $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, amortization of the purchase discount relating to asset acquisitions was $5.0 million and less than $0.1 million, respectively. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized gain or an increase in realized gains with a corresponding reversal of the unrealized appreciation upon disposition of the LRFC equity securities acquired.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2026(1)	2025(1)	2026(1)	2025(1)
Net decrease in net assets resulting from operations – basic and diluted	$(9,874)	$(4,518)	$(20,047)	$(4,600)
Weighted average common stock outstanding – basic and diluted	12,377,806	9,204,657	12,406,681	9,201,451
Net decrease in net assets per share from operations – basic and diluted	$(0.80)	$(0.49)	$(1.62)	$(0.50)

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2026, conversion of the 2032 Convertible Notes into 0.2 million shares was not assumed as the effect on diluted earnings per share would be anti-dilutive. The Company did not hold any potentially dilutive debt instruments during the three and six months ended June 30, 2025.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$310,778	$287,110	63.4%	$360,556	$344,126	68.7%
Second Lien Debt	49,489	38,056	8.4%	49,777	42,183	8.4%
Subordinated Debt	28,531	24,562	5.4%	27,487	25,339	5.1%
Collateralized Loan Obligations	16,308	15,542	3.4%	1,381	1,789	0.4%
Joint Ventures	66,467	44,833	9.9%	64,403	48,165	9.6%
Equity	47,582	42,411	9.4%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	227	0.1%	31	180	0.0%
Total	$536,977	$452,741	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$66,727	$67,705	15.0%	$58,717	$61,024	12.2%
Software	80,637	57,984	12.8%	75,864	62,850	12.5%
Joint Venture	66,467	44,833	9.9%	64,403	48,165	9.6%
Financial Services	42,182	43,258	9.6%	53,013	53,424	10.7%
IT Services	34,049	35,682	7.9%	34,738	36,812	7.3%
Commercial Services & Supplies	21,739	23,345	5.2%	22,368	23,274	4.6%
Media	19,344	15,799	3.5%	17,252	15,617	3.1%
CLO Fund Securities	16,308	15,542	3.4%	1,381	1,789	0.4%
Textiles, Apparel & Luxury Goods	10,320	14,659	3.2%	10,776	14,059	2.8%
Aerospace & Defense	14,384	14,549	3.2%	14,468	14,664	2.9%
Leisure Products	11,635	11,635	2.6%	15,412	16,311	3.2%
Food Products	8,671	9,182	2.0%	8,417	8,802	1.8%
Health Care Equipment & Supplies	10,388	8,933	2.0%	6,804	5,103	1.0%
Trading Companies & Distributors	7,248	7,459	1.6%	6,688	6,946	1.4%
Personal Care Products	6,381	6,786	1.5%	3,511	3,948	0.8%
Ground Transportation	6,747	6,764	1.5%	7,319	7,352	1.5%
Household Durables	6,960	6,574	1.5%	6,083	5,952	1.2%
Capital Markets	6,229	5,931	1.3%	6,143	6,002	1.2%
Household Products	7,266	5,882	1.3%	7,055	6,511	1.3%
Health Care Technology	7,094	5,788	1.3%	8,289	7,448	1.5%
Professional Services	5,464	5,257	1.2%	5,410	5,509	1.1%
Automobile Components	4,539	5,250	1.2%	4,539	4,477	0.9%
Electronic Equipment, Instruments & Components	4,396	4,730	1.0%	4,375	4,734	0.9%
Consumer Staples Distribution & Retail	5,922	4,378	1.0%	5,827	5,132	1.0%
Metals & Mining	10,445	4,292	0.9%	10,445	4,150	0.8%
Machinery	7,057	3,516	0.8%	6,451	5,798	1.2%
Diversified Consumer Services	4,096	3,153	0.7%	28,543	25,933	5.2%
Interactive Media & Services	2,477	2,474	0.5%	17,781	19,000	3.8%
Hotels, Restaurants & Leisure	7,716	1,824	0.4%	7,716	2,263	0.5%
Containers & Packaging	2,965	1,579	0.3%	2,724	2,568	0.5%
Electrical Equipment	1,252	1,276	0.3%	1,250	1,271	0.3%
Communications Equipment	1,020	1,219	0.3%	1,020	1,116	0.2%
Beverages	946	1,157	0.3%	6,596	7,158	1.4%
Technology Hardware, Storage & Peripherals	1,406	1,092	0.2%	1,407	1,308	0.3%
Specialty Retail	917	918	0.2%	7,469	967	0.2%
Building Products	1,500	863	0.2%	1,500	505	0.1%
Diversified Telecommunication Services	675	794	0.2%	675	1,146	0.2%
Energy Equipment & Services	394	329	0.1%	394	611	0.1%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	2,346	26	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$536,977	$452,741	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
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

The following table details investments in CLO Fund Securities as of June 30, 2026 and December 31, 2025:

($ in thousands)		June 30, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	142	8	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	808	288	81.7%	1,039	1,556	81.7%
JNTR 2026-1 LLC CLO – Class A-0	Collateralized Loan Obligations	10,718	10,718	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-1	Collateralized Loan Obligations	703	703	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-2	Collateralized Loan Obligations	157	157	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-3	Collateralized Loan Obligations	125	125	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated A	Collateralized Loan Obligations	2,694	2,694	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated B	Collateralized Loan Obligations	849	849	34.7%	—	—	—
Total		$16,308	$15,542		$1,381	$1,789

(1)
Represents percentage of class held as of June 30, 2026 and December 31, 2025, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates as of June 30, 2026 (dollars in thousands, except share amounts):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of June 30, 2026	Principal / Shares as of June 30, 2026	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	—	$—	$—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	10,655	(243)	—	(3,362)	—	7,050	27,220	—	—
Total Controlled investments			$10,655	$(243)	$—	$(3,362)	$—	$7,050		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	$5,084	$871	$1,040	$(463)	$—	$6,532	8,814	$1,431	$—
American Clinical Solutions, LLC - Class A(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	21,579,483	—	—
Series B - Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	37,510	2,307	—	(2,034)	—	37,783	42,169	—	2,389
Burgaflex Holdings, LLC - Class A(5)	Common Stock and Membership Units	Automobile Components	2,333	—	—	670	—	3,003	1,253,198	—	—
Burgaflex Holdings, LLC - Class B(5)	Common Stock and Membership Units	Automobile Components	2,144	—	—	103	—	2,247	1,085,073	—	—
Datalink, LLC	First Lien Debt	Health Care Technology	—	2,619	9	(439)	—	2,189	2,849	121	—
Datalink, LLC(5)	Common Stock and Membership Units	Health Care Technology	—	2,151	—	(1,061)	—	1,090	4,928	—	—
Datalink, LLC (Revolver)(7)	First Lien Debt	Health Care Technology	—	1	—	(77)	—	(76)	1	1	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	700	—	—	117	—	817	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	3,074	—	—	23	—	3,097	8,977	—	—
HR Pharmaceuticals, LLC(7)	First Lien Debt	Health Care Equipment & Supplies	—	3,225	5	(8)	—	3,222	3,290	138	—
HR Pharmaceuticals, LLC(5)	Preferred Stock and Units	Health Care Equipment & Supplies	—	517	—	—	—	517	517,260	30	—
HR Pharmaceuticals, LLC (Revolver)(7)	First Lien Debt	Health Care Equipment & Supplies	—	95	1	—	—	96	103	3	—
JNTR 2026-1 LLC CLO – Class A-0(2)	Collateralized Loan Obligations	CLO Fund Securities	—	10,718	—	—	—	10,718	10,677	—	—
JNTR 2026-1 LLC CLO – Class A-1(2)	Collateralized Loan Obligations	CLO Fund Securities	—	703	—	—	—	703	807	—	—
JNTR 2026-1 LLC CLO – Class A-2(2)	Collateralized Loan Obligations	CLO Fund Securities	—	157	—	—	—	157	207	—	—
JNTR 2026-1 LLC CLO – Class A-3(2)	Collateralized Loan Obligations	CLO Fund Securities	—	125	—	—	—	125	180	—	—
JNTR 2026-1 LLC CLO – Subordinated A(2)	Collateralized Loan Obligations	CLO Fund Securities	—	2,694	—	—	—	2,694	17	—	—
JNTR 2026-1 LLC CLO – Subordinated B(2)	Collateralized Loan Obligations	CLO Fund Securities	—	849	—	—	—	849	17	—	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Commercial Services & Supplies	250	(324)	—	1,014	(940)	—	—	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	280	—	—	(21)	—	259	5	—	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	387	—	—	16	—	403	500	20	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,483	—	—	147	—	3,630	4,500	181	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	4,632	184	—	(121)	—	4,695	5,215	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	—	—	—	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	45	—	—

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of June 30, 2026	Principal / Shares at June 30, 2026	Interest and Fee Income	Dividend Income
Phoenix Aviation Capital, LLC(5)	Preferred Stock and Units	Aerospace & Defense	$1,130	$24	$1	$8	$—	$1,163	$1,305,594	$46	$—
Phoenix Aviation Capital, LLC(5)	Common Stock and Membership Units	Aerospace & Defense	242	—	—	70	—	312	4	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	676	76	—	(131)	—	621	1,279,121	77	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	10	—	—	(5)	—	5	0.03	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	1,855	(9)	3	(29)	—	1,820	1,994	127	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	(13)	—	—	(2)	—	(15)	—	1	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	121	(88)	—	(25)	—	8	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,556	(231)	—	(1,037)	—	288	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	4,012	(4,002)	—	(466)	456	—	—	130	—
Riddell, Inc.	First Lien/Senior Secured Debt	Leisure Products	9,307	(4,966)	60	(436)	376	4,341	4,346	485	—
Riddell Sports Enterprises LLC(5)	Preferred Stock and Units	Leisure Products	—	2,928	—	—	—	2,928	2,903	38	—
Riddell Sports Enterprises LLC(5)	Common Stock and Membership Units	Leisure Products	—	1,279	—	—	—	1,279	2,181	—	—
Westshore RAM, LLC - Class A(5)	Preferred Stock and Units	Financial Services	1,201	—	—	296	—	1,497	86,000	91	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy Equipment & Services	611	—	—	(282)	—	329	27,396,364	—	—
Total non-controlled affiliated investments			$80,585	$21,903	$1,119	$(4,173)	$(108)	$99,326		$2,920	$2,389

Total non-controlled affiliated and controlled investments			$91,240	$21,660	$1,119	$(7,535)	$(108)	$106,376		$2,920	$2,389

(1)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(2)
Non-qualified asset for purposes of section 55(a) of the 1940 Act.
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
June 30, 2026
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
June 30, 2026
(Unaudited)

(1)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(2)
Non-qualified asset for purposes of section 55(a) of the 1940 Act.
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

Investments in Joint Ventures

For the three months ended June 30, 2026 and 2025, the Company recognized $1.3 million and $1.2 million, respectively, in investment income from its investments in Joint Ventures. For the six months ended June 30, 2026 and 2025, the Company recognized $2.4 million and $2.6 million, respectively, in investment income from its investments in Joint Ventures. As of June 30, 2026 and December 31, 2025, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $44.8 million and $48.2 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of June 30, 2026 and December 31, 2025 was $7.1 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of June 30, 2026 was $37.8 million and as of December 31, 2025 was $37.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2026 and December 31, 2025, the Company had an unfunded commitment to Series B of $10.3 million and $12.6 million, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820 as of June 30, 2026 (unaudited) and December 31, 2025, respectively:

	As of June 30, 2026
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$287,110	$—	$287,110
Second Lien Debt	—	—	38,056	—	38,056
Subordinated Debt	—	—	24,562	—	24,562
Equity	—	—	42,411	—	42,411
Collateralized Loan Obligations	—	—	15,542	—	15,542
Joint Ventures	—	—	7,050	37,783	44,833
Derivatives	—	—	227	—	227
Total	$—	$—	$414,958	$37,783	$452,741

	As of December 31, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$344,126	$—	$344,126
Second Lien Debt	—	—	42,183	—	42,183
Subordinated Debt	—	—	25,339	—	25,339
Equity	—	—	39,193	—	39,193
Collateralized Loan Obligations	—	—	1,789	—	1,789
Joint Ventures	—	—	10,655	37,510	48,165
Derivatives	—	—	180	—	180
Total	$—	$—	$463,465	$37,510	$500,975

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values.

The fair value of the Company’s investment in Series B as of June 30, 2026 and December 31, 2025 was $37.8 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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
June 30, 2026
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

	For the Six Months Ended June 30, 2026
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$10,655	$180	$463,465
Net accretion of interest	5,646	403	921	1	—	—	—	6,971
Purchases / PIK capitalization / originations / draws	33,056	1,329	123	2,275	—	—	—	36,783
Sales/paydowns/return of capital	(60,414)	(1,405)	—	(715)	(319)	(243)	—	(63,096)
Restructurings	(16,266)	—	—	1,697	15,246	—	—	677
Net realized gain (loss) on investments	(11,800)	(615)	—	(89)	—	—	—	(12,504)
Net change in unrealized appreciation (depreciation) on investments	(7,238)	(3,839)	(1,821)	49	(1,174)	(3,362)	47	(17,338)
Balance, June 30, 2026	$287,110	$38,056	$24,562	$42,411	$15,542	$7,050	$227	$414,958
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(14,283)	$(4,074)	$(1,821)	$(499)	$(1,174)	$(3,362)	$47	$(25,166)

	For the Six Months Ended June 30, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Net accretion of interest	1,281	26	1	—	292	—	—	1,600
Purchases / PIK capitalization / originations / draws	32,679	703	—	1,170	—	—	—	34,552
Sales/paydowns/return of capital	(24,990)	—	(26)	(108)	(1,545)	(554)	—	(27,223)
Total realized gain (loss) included in earnings	(8,530)	(46)	(1,931)	(4,037)	(1,536)	—	—	(16,080)
Change in unrealized gain (loss) included in earnings	674	597	1,966	2,132	859	(1,179)	(24)	5,025
Balance, June 30, 2025	$291,071	$30,276	$1,750	$23,919	$3,263	$11,282	$196	$361,757
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(11,974)	$(1,916)	$—	$(5,889)	$861	$(1,178)	$(23)	$(20,119)

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

As of June 30, 2026, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$29,055	Market	Broker/Dealer Quotes	N/A
	199,284	Income Approach	Required Rate of Return	5.1% – 20.4% (11.8%)
	58,771	Enterprise Value	Revenue Multiple	0.3x - 0.5x (0.4x)
			EBITDA Multiple	4.0x - 10.3x (7.0x)
			Recovery Percentage	0.9% - 100.0% (92.6%)
Second Lien Debt	11,409	Market	Broker/Dealer Quotes	N/A
	2,863	Enterprise Value	EBITDA Multiple	7.3x
	23,784	Income Approach	Required Rate of Return	16.7% - 22.5% (18.2%)
Subordinated Debt	4,286	Enterprise Value	Recovery Percentage	19.4%
			EBITDA Multiple	4.3x
	20,276	Income Approach	Required Rate of Return	10.9% - 16.1% (11.1%)
Equity	5,576	Income Approach	Required Rate of Return	14.2% - 23.5% (18.8%)
			Stock Price Time to Exit (Years) Volatility	$0.6 - $151.1 ($79.0) 1.5 - 3.4 (2.4) 30.0% - 58.9% (43.8%)
	31,984	Enterprise Value	Book Value Multiple	0.9x - 1.8x (1.1x)
			EBITDA Multiple	5.0x - 14.3x (8.0x)
			Revenue Multiple	0.7x - 2.5x (1.8x)
			Expected Takeout Price	$0.0 - $1.0 ($0.8)
			EBITDA Multiple	6.3x
			Multiple on Invested Capital	1.3x
	4,851	Market	Option Purchase Price	$408.1
			Recent Transaction Bid	$1.0 - $586.6 ($225.9)
Collateralized Loan Obligations	296	Enterprise Value	Recovery Percentage	0.0% - 1.2% (1.1%)
	15,246	Income Approach	Required Rate of Return	8.0% - 20.0% (10.9%)
Joint Ventures	7,050	Income Approach	Discount Rate	16.1%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	227	Enterprise Value	Book Value Multiple	0.9x
			EBITDA Multiple	6.0x
			Discount Rate	25.0%
Total Level III Investments	$414,958

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

For the six months ended June 30, 2026, there have been no changes in valuation techniques outside of those contemplated in the Company’s Valuation Policy for Level III fair value measurements that have had a material impact on the valuation of the Company’s investment portfolio. The Company does not hold any Level II investments as of the period ended June 30, 2026 and December 31, 2025.

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

The following tables detail derivative investments as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$—	$—	$—
Put option(2)	1,563	227	—	47
Total	$1,571	$227	$—	$47
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
(10)
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
(11)
providing the Company with such other investment advisory, research and related services as the Adviser may, from time to time, reasonably require for the investment of capital.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
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

In connection with the LRFC Acquisition, the Company entered into an incentive fee waiver agreement (the “Incentive Fee Waiver Agreement”) with the Adviser. Under the Incentive Fee Waiver Agreement, the Adviser has agreed to waive a specified portion of its Incentive Fees to offset certain costs and expenses incurred by the Company in connection with, and in pursuance of, the LRFC Acquisition. For the fiscal quarter ended September 30, 2025 (the “Initial Fiscal Quarter”), the Adviser waived $187,500 of Incentive Fees earned during that period. For each of the first through seventh full fiscal quarters following the Initial Fiscal Quarter (each, a “Subsequent Fiscal Quarter”), the Adviser shall waive Incentive Fees equal to the lesser of (a) the Incentive Fees earned in such quarter less $1,250,000 and (b) $187,500 (the “Waiver Cap”). If the waived amount in any Subsequent Fiscal Quarter is less than the Waiver Cap, the shortfall shall be carried forward by increasing the Waiver Cap in subsequent quarters until the earlier of (i) the end of the seventh full fiscal quarter following the Initial Fiscal Quarter or (ii) the point at which cumulative waived fees equal the total shortfall. Any Incentive Fees waived under the Incentive Fee Waiver Agreement are not subject to reimbursement or recoupment.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. In connection with the LRFC Acquisition, the Company excludes from pre-incentive fee net investment income any accretion of purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition (including the step-down in U.S. GAAP basis from the purchase discount allocation and the reversal, through accretion, of the day-one unrealized appreciation recognized under ASC 946 at acquisition). However, accretion of income from the amortized cost basis of LRFC investments immediately prior to the merger (i.e., carryover tax basis) is included in pre-incentive fee net investment income, as such accretion is taxable and reflects economic income earned by the Company.

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
June 30, 2026
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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 4, 2026. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the investment advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to investment advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors will oversee and monitor the Company’s investment performance and annually reviews the compensation we pay to the Adviser.

The Company incurred base management fees for the three months ended June 30, 2026 and 2025 of approximately $1.6 million and $1.4 million, respectively. The Company incurred base management fees for the six months ended June 30, 2026 and 2025 of approximately $3.3 million and $2.9 million, respectively. The Company did not incur any incentive fees for the three months ended June 30, 2026, compared to approximately $1.0 million for the three months ended June 30, 2025. The Company incurred incentive fees of approximately $0.9 million and $1.9 million, respectively, for the six months ended June 30, 2026 and 2025.

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

Administrative services expense for the three months ended June 30, 2026 and 2025 was $0.6 million and $0.5 million, respectively. Administrative services expense for the six months ended June 30, 2026 and 2025 was $1.1 million and $0.9 million, respectively.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended June 30, 2026 and 2025.

6. BORROWINGS

The Company’s debt obligations consist of the following:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

	As of	As of
($ in thousands)	June 30, 2026	December 31, 2025
2026 Notes (net of deferred financing costs and original issue discount of $24 and $312, respectively)	$9,976	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $712 and $851, respectively)	34,288	34,149
2029 Notes (net of deferred financing costs of $847 and $—, respectively)	49,153	—
2030 Notes (net of deferred financing costs and original issue discount of $2,213 and $2,423, respectively)	72,787	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $96 and $102, respectively)	1,904	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $576 and $825, respectively)	65,933	106,804
KeyBank Credit Facility (net of deferred financing costs of $781 and $904, respectively)	46,760	41,765
Total	$280,801	$306,881

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2026 were 7.0% and 2.8 years, respectively, and as of December 31, 2025 were 6.9% and 2.7 years, respectively.

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

Sale of Additional 4.875% Notes due 2026

On June 23, 2021, the Company issued $28.0 million in aggregate principal amount of its 4.875% Notes due 2026 (the “New Notes”) in a private placement exempt from registration under the Section 4(a)(2) of the Securities Act. The New Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $27.4 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full the notes it assumed in connection with the HCAP Transaction, make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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
June 30, 2026
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

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	N/A	$1,317	N/A	$2,633
Amortization of original issue discount	N/A	132	N/A	262
Deferred financing costs	N/A	55	N/A	110
Total interest and financing expenses	N/A	$1,504	N/A	$3,005
Average outstanding balance	N/A	$108,000	N/A	$108,000
Average stated interest rate	N/A	4.88%	N/A	4.88%

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

The 2026 Notes were initially issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, and subsequently exchanged in July 2022 for registered notes with substantially identical terms. The net proceeds from the original issuance were approximately $48.8 million, after deducting estimated offering expenses.

The 2026 Notes mature on October 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum.

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through June 30, 2026.

On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate principal amount outstanding of its 5.25% Notes due 2026 pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The redemption was executed on April 27, 2026 and the $40.0 million aggregate principal was redeemed at par plus accrued interest and a make-whole payment calculated in accordance with the Fourth Supplemental Indenture which resulted in a loss of approximately $0.4 million.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$283	N/A	$939	N/A
Amortization of original issue discount	22	N/A	72	N/A
Deferred financing costs	20	N/A	65	N/A
Total interest and financing expenses	$325	N/A	$1,076	N/A
Average outstanding balance	$21,739	N/A	$35,714	N/A
Average stated interest rate	5.25%	N/A	5.25%	N/A

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

In conjunction therewith, the Company and the Trustee entered into a Fourth Supplemental Indenture relating to the 2028 Notes (the “Fourth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “2028 Notes Indenture”).

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2028 Notes from a rating agency, as defined in the 2028 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture. As of June 30, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2028 Notes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$656	N/A	$1,312	N/A
Amortization of original issue discount	40	N/A	80	N/A
Deferred financing costs	30	N/A	59	N/A
Total interest and financing expenses	$726	N/A	$1,451	N/A
Average outstanding balance	$35,000	N/A	$35,000	N/A
Average stated interest rate	7.50%	N/A	7.50%	N/A

2029 Notes

On March 20, 2026, the Company entered into a note purchase agreement (the “2029 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $50.0 million in aggregate principal amount of the Company’s 7.50% notes due 2029 (the “2029 Notes”) at a price of 100% of par, pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. The Company used the net proceeds of the offering to repay an aggregate principal amount of $40.0 million of the 2026 Notes and to pay down existing indebtedness. The 2029 Notes were issued on March 24, 2026.

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

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the Notes from a rating agency, as defined in the Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the Indenture. As of June 30, 2026, the Company is in compliance with all associated covenants.

The following table summarizes the interest expense, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2029 Notes for the three months ended June 30, 2026 and the period from March 24, 2026 through June 30, 2026:

	For the Three Months Ended	For the period March 24, 2026
($ in thousands)	June 30, 2026	through June 30, 2026
Interest expense	$937	$1,010
Deferred financing costs	56	60
Total interest and financing expenses	$993	$1,070
Average outstanding balance	$50,000	$50,000
Average stated interest rate	7.50%	7.50%

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
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

In conjunction therewith, the Company and the Trustee entered into a Fifth Supplemental Indenture relating to the 2030 Notes (the “Fifth Supplemental Indenture”), which supplements the Base Indenture (together with the Fifth Supplemental Indenture, the “2030 Notes Indenture”).

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

The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2030 Notes from a rating agency, as defined in the 2030 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture. As of June 30, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2030 Notes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$1,453	N/A	$2,906	N/A
Amortization of original issue discount	72	N/A	143	N/A
Deferred financing costs	35	N/A	69	N/A
Total interest and financing expenses	$1,560	N/A	$3,118	N/A
Average outstanding balance	$75,000	N/A	$75,000	N/A
Average stated interest rate	7.75%	N/A	7.75%	N/A

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

The 2032 Convertible Notes bear interest at a fixed rate of 6.00% per annum, payable semi-annually on March 31 and September 30 of each year. The interest rate reflects a step-up from the original 5.25% rate following a downgrade below Investment Grade by a NRSRO on March 28, 2024. Additional interest of 2.0% per annum applies to overdue interest payments and during the continuance of an event of default.

The notes are redeemable prior to maturity and are not subject to a sinking fund. In the event of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company is generally required to offer to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest.

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through June 30, 2026.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and six months ended June 30, 2026 and 2025:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$27	N/A	$53	N/A
Amortization of original issue discount	3	N/A	6	N/A
Deferred financing costs	1	N/A	1	N/A
Total interest and financing expenses	$31	N/A	$60	N/A
Average outstanding balance	$2,000	N/A	$2,000	N/A
Average stated interest rate	5.25%	N/A	5.25%	N/A

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

On March 9, 2026, GLPRF LLC amended the Revolving Credit Facility with JPM as administrative agent. The amended agreement, among other things, provided for a decrease in the aggregate financing commitments under the Revolving Credit Facility to $125.0 million.

As of June 30, 2026, GLPRF LLC was in compliance with all of its debt covenants and approximately $66.5 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $149.0 million as of June 30, 2026. As of December 31, 2025, approximately $107.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $218.8 million as of December 31, 2025.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$1,158	$2,601	$2,642	$5,274
Deferred financing costs	124	125	249	249
Unused commitment fees	135	—	400	—
Total interest and financing expenses	$1,417	$2,726	$3,291	$5,523
Average outstanding balance	$74,319	$147,379	$85,340	$150,425
Average stated interest rate	6.17%	6.79%	6.17%	6.80%

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of the LRFC’s wholly owned subsidiary, Capitala Business Lending, LLC (“CBL”), under a senior secured revolving credit facility (as amended, the “KeyBank Credit Facility”). The KeyBank Credit Facility was originally entered into on October 30, 2020, and has been subsequently amended on May 10, 2022, October 20, 2022, and August 21, 2024. The KeyBank Credit Facility provides for secured borrowings of up to $75.0 million, with an uncommitted accordion feature allowing for additional borrowings of up to $125.0 million, subject to availability and borrowing restrictions under the 1940 Act. At the time of the LRFC Acquisition, the unamortized deferred financing costs were $1.0 million, and have continued to be amortized throughout the period.

The revolving period under the KeyBank Credit Facility extends through August 21, 2027, with a stated maturity date of August 21, 2029, unless terminated earlier due to

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

As of June 30, 2026, outstanding borrowings under the KeyBank Credit Facility were $47.5 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $124.5 million. As of December 31, 2025, outstanding borrowings under the KeyBank Credit Facility were $42.7 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $104.8 million.

The KeyBank Credit Facility is secured by a first lien security interest on substantially all of the assets of CBL and includes customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and liens, as well as standard events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$760	N/A	$1,483	N/A
Deferred financing costs	62	N/A	123	N/A
Unused commitment fees	36	N/A	75	N/A
Total interest and financing expenses	$858	N/A	$1,681	N/A
Average outstanding balance	$47,252	N/A	$45,646	N/A
Average stated interest rate	6.45%	N/A	6.45%	N/A

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2026, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
2026 Notes	$10,000	$9,775	$—	$—	$9,775
2028 Notes	35,000	34,475	—	—	34,475
2029 Notes	50,000	50,000	—	—	50,000
2030 Notes	75,000	73,313	—	—	73,313
2032 Convertible Notes	2,000	1,892	—	—	1,892
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	66,509	66,509	—	—	66,509
KeyBank Credit Facility	47,541	47,541	—	—	47,541
Total	$286,050	$283,505	$—	$—	$283,505

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

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table (dollars in thousands, except per unit amounts):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Convertible Notes due March 15, 2016
Fiscal 2015	$19,299	$2,025	$—	N/A
7.375% Notes due 2019
Fiscal 2017	$27,000	$2,713	$—	$1,016
Fiscal 2016	33,531	2,048	—	1,000
Fiscal 2015	41,400	2,025	—	1,012
Notes Issued by KCAP Senior Funding I, LLC
Fiscal 2016	$147,350	$2,048	$—	N/A
Fiscal 2015	147,350	2,025	—	N/A
6.125% Notes due 2022
Fiscal 2020	$76,726	$1,560	$—	$953
Fiscal 2019	77,407	1,950	—	1,010
Fiscal 2018	77,407	2,490	—	1,009
Fiscal 2017	77,407	2,713	—	1,006
KCAP Funding I, LLC Revolving Credit Facility
Fiscal 2018	$26,356	$2,490	$—	N/A
Revolving Credit Facility
June 30, 2026	$66,509	$1,620	—	N/A
March 31, 2026	80,009	1,564	—	N/A
Fiscal 2025	107,629	1,670	—	N/A
Fiscal 2024	159,479	1,667	—	N/A
Fiscal 2023	92,000	1,646	—	N/A
Fiscal 2022	92,000	1,601	—	N/A
Fiscal 2021	80,571	1,780	—	N/A
Fiscal 2020	49,321	1,560	—	N/A
Fiscal 2019	79,571	1,950	—	N/A
2018-2 Secured Notes
Fiscal 2023	$125,683	$1,646	$—	N/A
Fiscal 2022	178,163	1,601	—	N/A
Fiscal 2021	163,863	1,780	—	N/A
Fiscal 2020	251,863	1,560	—	N/A
4.875% Notes due 2026
Fiscal 2024	$108,000	$1,667	$—	N/A
Fiscal 2023	108,000	1,646	—	N/A
Fiscal 2022	108,000	1,601	—	N/A
Fiscal 2021	108,000	1,780	—	N/A
2026 Notes
June 30, 2026	$10,000	$1,620	$—	N/A
March 31, 2026	50,000	1,564	—	N/A
Fiscal 2025	50,000	1,670	—	N/A
2032 Convertible Notes
June 30, 2026	$2,000	$1,620	$—	N/A
March 31, 2026	2,000	1,564	—	N/A
Fiscal 2025	2,000	1,670	—	N/A
KeyBank Credit Facility
June 30, 2026	$47,541	$1,620	$—	N/A
March 31, 2026	50,234	1,564	—	N/A
Fiscal 2025	42,669	1,670	—	N/A
2029 Notes
June 30, 2026	$50,000	$1,620	$—	N/A
March 31, 2026	50,000	1,564	—	N/A
2028 Notes
June 30, 2026	$35,000	$1,620	$—	N/A
March 31, 2026	35,000	1,564	—	N/A
Fiscal 2025	35,000	1,670	—	N/A

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2030 Notes
June 30, 2026	$75,000	$1,620	$—	N/A
March 31, 2026	75,000	1,564	—	N/A
Fiscal 2025	75,000	1,670	—	N/A

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
($ in thousands)	2026	2025
Net increase (decrease) in net assets resulting from operations	$(20,047)	$(4,600)
Tax (benefit) provision on realized and unrealized gains (losses) on investments	219	209
Net change in unrealized (appreciation) depreciation on investments	19,372	(2,725)
Net realized gain (loss) on investments	12,864	16,013
Book/tax differences on CLO equity investments	320	(143)
Book/tax differences related to mergers and partnership investments	(4,792)	(92)
Other book/tax differences	(217)	352
Taxable income before deductions for distributions	$7,719	$9,014
Taxable income before deductions for distributions per weighted average shares for the period - Basic	$0.62	$0.98
Taxable income before deductions for distributions per weighted average shares for the period - Diluted	$0.62	$0.98

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the six months ended June 30, 2026, the Asset Manager Affiliates did not make any cash distributions to the Company.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

As of June 30, 2026, the Company had a net capital loss carryforward of $543.3 million to offset future net capital gains, of which $5.0 million represents short-term capital loss carryforwards subject to expiration in 2026, with the remainder not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

As of December 31, 2025, the Company had a net capital loss carryforward of $528.8 million to offset future net capital gains, of which $5.0 million represents short-term capital loss carryforwards subject to expiration in 2026, with the remainder not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. The Company’s taxable subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the taxable subsidiaries. For the six months ended June 30, 2026 and 2025, the taxable subsidiaries’ activity resulted in an expense for income taxes of $0.2 million and an expense for income taxes of $0.2 million, respectively. As of June 30, 2026 and December 31, 2025, the taxable subsidiaries had, in aggregate, $0.9 million of net deferred tax assets and $1.1 million of net deferred tax assets, respectively. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2026, and December 31, 2025, the Company had $27.3 million and $30.0 million of unfunded commitments, respectively.

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	June 30, 2026	December 31, 2025
13 Scents Inc. (Revolver)	First Lien Debt	$202	N/A
BetaNXT, Inc. (Revolver)	First Lien Debt	2,867	2,008
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	1,844	1,844
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	500	500
Datalink, LLC (Revolver)	First Lien Debt	329	N/A
Dentive, LLC (Revolver)	First Lien Debt	210	210
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	68	74
HR Pharmaceuticals, LLC(1)	First Lien Debt	354	N/A
HR Pharmaceuticals, LLC (Revolver)	First Lien Debt	240	N/A
Metrc Inc.(1)	First Lien Debt	394	394
Metrc Inc. (Revolver)	First Lien Debt	1,240	1,240
Middle West Spirits, LLC (Revolver)	First Lien Debt	N/A	1,833
Morae Global Corporation (Revolver)	First Lien Debt	N/A	100
Morae Global Corporation (Term Loan A)(1)	First Lien Debt	1,300	2,143
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	853	853
Payarc LLC (Revolver)	First Lien Debt	343	N/A
PMA Parent Holdings LLC (Revolver)	First Lien Debt	197	197
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	182	182
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	188	188
RN Enterprises, LLC(1)	First Lien Debt	538	683
Series B - Great Lakes Funding II LLC	Joint Ventures	10,287	12,594
Shepherd Parent Holdings, LLC(1)	First Lien Debt	284	568
Shepherd Parent Holdings, LLC (Revolver)	First Lien Debt	387	387
Spark Buyer, LLC(1)	First Lien Debt	571	571
Spinrite, Inc. (Revolver)	First Lien Debt	350	438
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	1,222	1,222
Tactical Air Support, Inc.(1)	First Lien Debt	571	571
Taoglas Group Holdings Limited (Revolver)	First Lien Debt	35	35
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	635	N/A
Total Unfunded Portfolio Company Commitments		$27,339	$29,983

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

(1) Delayed draw term loan.

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$125	$811,111	$(602,080)	$209,156
Net investment income	—	—	6,890	6,890
Net change in unrealized appreciation (depreciation) on investments	—	—	(14,638)	(14,638)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(2,022)	(2,022)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(403)	(403)
Distributions to Stockholders	—	—	(3,958)	(3,958)
Reinvested Dividends	—	44	—	44
Stock repurchases	(1)	(2,063)	—	(2,064)
Balance, March 31, 2026	$124	$809,092	$(616,211)	$193,005
Net investment income	$—	$—	$5,518	$5,518
Net change in unrealized appreciation (depreciation) on investments	—	—	(4,734)	(4,734)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(10,842)	(10,842)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	184	184
Distributions to Stockholders	—	—	(3,714)	(3,714)
Reinvested Dividends	—	45	—	45
Balance, June 30, 2026	$124	$809,137	$(629,799)	$179,462

	For the Six Months Ended June 30, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511
Net investment income	$—	$—	$4,557	$4,557
Net change in unrealized appreciation on investments	—	—	6,628	6,628
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(15,840)	(15,840)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	137	137
Distributions to Stockholders	—	—	(4,325)	(4,325)
Reinvested Dividends	—	61	—	61
Balance, June 30, 2025	$92	$714,459	$(549,822)	$164,729

On March 6, 2023, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2023 Stock Repurchase Program”), effective March 6, 2023 and terminating on March 31, 2024. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any agreement to which we are party including any restrictions in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2023 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2023 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions.

On March 11, 2024, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the 2023 Stock Repurchase Program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

On March 12, 2025, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

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

During the three months ended June 30, 2026 and 2025, the Company issued 5,955 and 4,981 shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2026 and 2025, the Company issued 12,043 and 9,676 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of June 30, 2026 and December 31, 2025 was 12,381,742 and 12,541,858, respectively.

During the three months ended June 30, 2026, the Company did not repurchase shares under the 2026 Stock Repurchase Program. During the six months ended June 30, 2026, the Company repurchased 172,159 shares under the 2025 Stock Repurchase and 2026 Stock Repurchase Program at an aggregate cost of $2.1 million. During the three and six months ended June 30, 2025, the Company did not repurchase shares under the 2024 Stock Repurchase Program or the 2025 Stock Repurchase Program.

10. DIRECTORS’ EXPENSE

The Company’s independent directors receive an annual fee of $77,000. They also receive reimbursement from the Company for any out-of-pocket expenses related to their service as members of the Board. In addition, the lead independent director will receive an annual fee of $10,000, the Chair of the Company’s Audit Committee will receive an annual fee of $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive an annual fee of $5,000 and the Chair of the Company’s Compensation Committee will receive an annual fee of $5,000. During the three and six months ended June 30, 2026, the Company recognized directors’ expense of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2025, the Company recognized directors’ expense of $0.1 million and $0.3 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Further, the Company’s independent directors do not receive any stock-based compensation for their service as members of the Board and the Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2026
(Unaudited)

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

13. SUBSEQUENT EVENTS

On July 31, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of July 15, 2026.

On August 6, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of October, November and December 2026. The October 2026 distribution is payable on October 30, 2026 to stockholders of record at the close of business on October 15, 2026. The November 2026 distribution is payable on December 4, 2026 to stockholders of record at the close of business on November 23, 2026. The December 2026 distribution is payable on December 30, 2026 to stockholders of record at the close of business on December 15, 2026.

On August 6, 2026, the Company entered into a sixth amendment (the “Sixth Amendment”) to the KeyBank Credit Facility under its existing senior secured revolving credit agreement. The Sixth Amendment reduces the applicable margin during the reinvestment period from 2.80% per annum to 2.50% per annum and reduces the applicable margin during the amortization period from 3.20% per annum to 3.00% per annum. The Sixth Amendment also extends the termination date of the reinvestment period from August 21, 2027 to August 6, 2029, extends the maturity date from August 21, 2029 to August 6, 2031, increases the facility amount from $75.0 million to $150.0 million and continues to provide an uncommitted accordion feature that permits the Company to increase the facility amount to up to $200.0 million. The Sixth Amendment also amends the borrowing base provisions to permit certain participation interests acquired in connection with the refinancing to be included as eligible collateral. Concurrent with the consummation of the Sixth Amendment, GLPRF LLC, a direct, wholly owned subsidiary of the Company, transferred certain portfolio investment assets to CBL, and proceeds of borrowings under the amended KeyBank Credit Facility were used to repay in full all outstanding advances and other amounts then due under the senior secured revolving credit facility of GLPRF LLC with JPMorgan Chase Bank, National Association. Following such repayment, the financing commitments under the Revolving Credit Facility were terminated and the related security interests were released.

The Company has evaluated events and transactions occurring subsequent to June 30, 2026, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

GENERAL

We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Sierra Crest Investment Management LLC (the “Adviser”) is an affiliate of BC Partners LLP (“BC Partners”). Subject to the overall supervision of the Board of Directors (the “Board”), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

On August 22, 2025, the Company changed its name from Portman Ridge Finance Corporation to BCP Investment Corporation and on August 25, 2025 began trading on the NASDAQ Global Select Market under the symbol “BCIC.”

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

Total portfolio investment activity (excluding activity in short-term investments) for the six months ended June 30, 2026 (unaudited) and for the year ended December 31, 2025, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value as of December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / PIK capitalization / originations / draws	53,621	6,251	134	2,767	—	5,637	—	68,410
Acquired as part of the LRFC Acquisition (1)	106,595	8,558	20,207	14,521	549	2,964	—	153,394
Sales/paydowns/return of capital	(106,051)	(509)	(26)	(2,721)	(2,420)	(9,584)	—	(121,311)
Net accretion of interest	8,278	629	1,043	—	371	—	—	10,321
Net realized gain (loss) on investments	(13,560)	(46)	(1,931)	(2,076)	(2,434)	(1,360)	—	(21,407)
Net change in unrealized appreciation (depreciation) on investments	5,286	(1,696)	4,172	1,940	530	(3,645)	(40)	6,547
Fair Value as of December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$48,165	$180	$500,975
Purchases / PIK capitalization / originations / draws	33,056	1,329	123	2,275	—	2,307	—	39,090
Sales/paydowns/return of capital	(60,414)	(1,405)	—	(715)	(319)	(243)	—	(63,096)
Restructurings	(16,266)	—	—	1,697	15,246	—	—	677
Net accretion of interest	5,646	403	921	1	—	—	—	6,971
Net realized gain (loss) on investments	(11,800)	(615)	—	(89)	—	—	—	(12,504)
Net change in unrealized appreciation (depreciation) on investments	(7,238)	(3,839)	(1,821)	49	(1,174)	(5,396)	47	(19,372)
Fair Value as of, June 30, 2026	$287,110	$38,056	$24,562	$42,411	$15,542	$44,833	$227	$452,741

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

The following table shows the Company’s portfolio by security type as of June 30, 2026, and December 31, 2025:

($ in thousands)	June 30, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$310,778	$287,110	63.4%	$360,556	$344,126	68.7%
Second Lien Debt	49,489	38,056	8.4%	49,777	42,183	8.4%
Subordinated Debt	28,531	24,562	5.4%	27,487	25,339	5.1%
Collateralized Loan Obligations	16,308	15,542	3.4%	1,381	1,789	0.4%
Joint Ventures	66,467	44,833	9.9%	64,403	48,165	9.6%
Equity	47,582	42,411	9.4%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	227	0.1%	31	180	0.0%
Total	$536,977	$452,741	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2026, and December 31, 2025, for our investment portfolio was as follows:

($ in thousands)	June 30, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$66,727	$67,705	15.0%	$58,717	$61,024	12.2%
Software	80,637	57,984	12.8%	75,864	62,850	12.5%
Joint Venture	66,467	44,833	9.9%	64,403	48,165	9.6%
Financial Services	42,182	43,258	9.6%	53,013	53,424	10.7%
IT Services	34,049	35,682	7.9%	34,738	36,812	7.3%
Commercial Services & Supplies	21,739	23,345	5.2%	22,368	23,274	4.6%
Media	19,344	15,799	3.5%	17,252	15,617	3.1%
CLO Fund Securities	16,308	15,542	3.4%	1,381	1,789	0.4%
Textiles, Apparel & Luxury Goods	10,320	14,659	3.2%	10,776	14,059	2.8%
Aerospace & Defense	14,384	14,549	3.2%	14,468	14,664	2.9%
Leisure Products	11,635	11,635	2.6%	15,412	16,311	3.2%
Food Products	8,671	9,182	2.0%	8,417	8,802	1.8%
Health Care Equipment & Supplies	10,388	8,933	2.0%	6,804	5,103	1.0%
Trading Companies & Distributors	7,248	7,459	1.6%	6,688	6,946	1.4%
Personal Care Products	6,381	6,786	1.5%	3,511	3,948	0.8%
Ground Transportation	6,747	6,764	1.5%	7,319	7,352	1.5%
Household Durables	6,960	6,574	1.5%	6,083	5,952	1.2%
Capital Markets	6,229	5,931	1.3%	6,143	6,002	1.2%
Household Products	7,266	5,882	1.3%	7,055	6,511	1.3%
Health Care Technology	7,094	5,788	1.3%	8,289	7,448	1.5%
Professional Services	5,464	5,257	1.2%	5,410	5,509	1.1%
Automobile Components	4,539	5,250	1.2%	4,539	4,477	0.9%
Electronic Equipment, Instruments & Components	4,396	4,730	1.0%	4,375	4,734	0.9%
Consumer Staples Distribution & Retail	5,922	4,378	1.0%	5,827	5,132	1.0%
Metals & Mining	10,445	4,292	0.9%	10,445	4,150	0.8%
Machinery	7,057	3,516	0.8%	6,451	5,798	1.2%
Diversified Consumer Services	4,096	3,153	0.7%	28,543	25,933	5.2%
Interactive Media & Services	2,477	2,474	0.5%	17,781	19,000	3.8%
Hotels, Restaurants & Leisure	7,716	1,824	0.4%	7,716	2,263	0.5%
Containers & Packaging	2,965	1,579	0.3%	2,724	2,568	0.5%
Electrical Equipment	1,252	1,276	0.3%	1,250	1,271	0.3%
Communications Equipment	1,020	1,219	0.3%	1,020	1,116	0.2%
Beverages	946	1,157	0.3%	6,596	7,158	1.4%
Technology Hardware, Storage & Peripherals	1,406	1,092	0.2%	1,407	1,308	0.3%
Specialty Retail	917	918	0.2%	7,469	967	0.2%
Building Products	1,500	863	0.2%	1,500	505	0.1%
Diversified Telecommunication Services	675	794	0.2%	675	1,146	0.2%
Energy Equipment & Services	394	329	0.1%	394	611	0.1%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	2,346	26	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$536,977	$452,741	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

As of June 30, 2026 and December 31, 2025, our Debt Securities Portfolio had a weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) of approximately 12.0% and 12.9%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) as of June 30, 2026 was spread across 33 different industries and 71 different portfolio companies with a fair value of approximately $349.7 million and average par balance per investment of approximately $3.2 million. As of June 30, 2026, eleven of our debt investments were on non-accrual status, which were attributable to seven portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies.

Asset Manager Affiliates

As of June 30, 2026, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of June 30, 2026, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2026 and December 31, 2025, the fair value of the CLO Fund Securities was $15.5 million and $1.8 million, respectively.

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

Our CLO Fund Securities as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)		June 30, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	142	8	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	808	288	81.7%	1,039	1,556	81.7%
JNTR 2026-1 LLC CLO – Class A-0	Collateralized Loan Obligations	10,718	10,718	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-1	Collateralized Loan Obligations	703	703	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-2	Collateralized Loan Obligations	157	157	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-3	Collateralized Loan Obligations	125	125	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated A	Collateralized Loan Obligations	2,694	2,694	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated B	Collateralized Loan Obligations	849	849	34.7%	—	—	—
Total		$16,308	$15,542		$1,381	$1,789

(1)
Represents percentage of class held at June 30, 2026 and December 31, 2025, respectively.

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

We have determined that the F3C Joint Venture is an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946: Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate its interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

The fair value of the Company’s investment in the F3C Joint Venture as of June 30, 2026 and December 31, 2025 was $7.1 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in Series B as of June 30, 2026 and December 31, 2025 were $37.8 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820: Fair Value Measurement (“ASC 820”). Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of June 30, 2026 and December 31, 2025, the Company had an unfunded commitment of $10.3 million and $12.6 million to Series B, respectively.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025:

Revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$10,744	$8,463	$22,088	$15,763
Non-controlled affiliated investments	640	324	2,114	640
Total interest income	11,384	8,787	24,202	16,403
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,968	2,354	5,097	5,207
Non-controlled affiliated investments	393	95	686	303
Total payment-in-kind income	2,361	2,449	5,783	5,510
Dividend income:
Non-controlled affiliated investments	1,342	1,213	2,389	2,630
Total dividend income	1,342	1,213	2,389	2,630
Fees and other income:
Non-controlled/non-affiliated investments	32	98	269	122
Non-controlled affiliated investments	46	83	120	83
Total fees and other income	78	181	389	205
Total investment income	$15,165	$12,630	$32,763	$24,748

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended June 30, 2026 and 2025 was approximately $15.2 million and $12.6 million, respectively. Investment income for the six months ended June 30, 2026 and 2025, was approximately $32.8 million and $24.7 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended June 30, 2026 and 2025, approximately $13.5 million and $10.9 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the six months ended June 30, 2026 and 2025, approximately $29.6 million and $21.3 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

Payment-in-kind ("PIK") income. During the three months ended June 30, 2026 and 2025, the Company recognized $2.4 million and $2.4 million, respectively, of payment-in-kind income. The Company did not receive any non-recurring fee income that was paid in-kind during the three months ended June 30, 2026, compared to $0.1 million during the three months ended June 30, 2025, which is included in the payment-in-kind income line item on the consolidated statements of operations. Excluding non-recurring fee income paid in-kind, payment-in-kind income remained relatively consistent period over period. During the six months ended June 30, 2026 and 2025, the Company recognized $5.8 million and $5.5 million, respectively, of payment-in-kind income. Included in these amounts was $0.6 million and $0.3 million, respectively, of non-recurring fee income that was paid in-kind and is included in the payment-in-kind income line item on the consolidated statements of operations. The increase in payment-in-kind income during the six-month period was primarily attributable to higher recurring PIK income generated by the larger investment portfolio following the LRFC merger, partially offset by changes in non-recurring fee income paid in-kind.

As of June 30, 2026, our debt investment portfolio, which represented 77.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.0% (excluding income from non-accruals and collateralized loan obligations). As of June 30, 2026, 10.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2025, our debt investment portfolio, which represented 82.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.9% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2025, 12.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest income, excluding CLO income and purchase discount accretion	$9,157	$8,573	$19,199	$16,095
Purchase discount accretion	2,227	—	5,003	16
Payment-in-kind income	2,361	2,449	5,783	5,510
CLO income	—	214	—	292
Dividend income from Joint Ventures	1,342	1,213	2,389	2,630
Fees and other income	78	181	389	205
Investment Income	$15,165	$12,630	$32,763	$24,748
Less: Purchase discount accretion	$(2,227)	$—	$(5,003)	$(16)
Core Investment Income	$12,938	$12,630	$27,760	$24,732

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

Investment Income on Investments in CLO Fund Securities. For the three months ended June 30, 2026 and 2025, approximately $0.0 million and $0.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2026 and 2025, approximately $0.0 million and $0.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the Secured Overnight Financing Rate index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Investments in Joint Ventures. For the three months ended June 30, 2026 and 2025, we recognized $1.3 million and $1.2 million, respectively, in investment income from our investments in Joint Ventures. For the six months ended June 30, 2026 and 2025, we recognized $2.4 million and $2.6 million, respectively, in investment income from our investments in Joint Ventures. As of June 30, 2026, and December 31, 2025, the fair value of our investments in Joint Ventures was approximately $44.8 million and $48.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended June 30, 2026 and 2025, approximately $0.1 million and $0.1 million, respectively, of investment income was attributable to fees and other income. For the six months ended June 30, 2026 and 2025, approximately $0.4 million and $0.3 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
EXPENSES
Management fees	$1,629	$1,445	$3,334	$2,911
Performance-based incentive fees	—	967	873	1,887
Interest and amortization of debt issuance costs	5,910	4,230	11,747	8,528
Professional fees	716	403	1,629	855
Administrative services expense	565	450	1,108	861
Directors’ expense	123	142	246	286
Other general and administrative expenses	704	436	1,418	523
Total expenses	$9,647	$8,073	$20,355	$15,851

In connection with the Advisory Agreement, we pay the Adviser certain investment advisory fees and reimburse the Adviser and BC Partners Management LLC (the “Administrator”) for certain expenses incurred in connection with the services they provide. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
•
the cost of effecting any sales and repurchases of our common stock and other securities;
•
fees and expenses payable under any dealer manager or placement agent agreements, if any;
•
administration fees payable under the administration agreement (the “Administration Agreement”) between us and the Administrator and any sub-administration agreements, including related expenses;
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

Total expenses for the three months ended June 30, 2026 and 2025 were approximately $9.6 million and $8.1 million, respectively. Total expenses for the six months ended June 30, 2026 and 2025 were approximately $20.4 million and $15.9 million, respectively. The increase in total expenses for the six months ended June 30, 2026, in comparison to the prior year, was primarily driven by an increase in average debt outstanding and higher cost of capital as well as a higher management fee and professional fees.

Management Fees and Incentive Fees. Management fees for the three months ended June 30, 2026 and 2025 were approximately $1.6 million and $1.4 million, respectively. Management fees for the six months ended June 30, 2026 and 2025 were approximately $3.3 million and $2.9 million, respectively. The Company did not incur any incentive fees for the three months ended June 30, 2026, compared to approximately $1.0 million for the three months ended June 30, 2025. The Company incurred incentive fees of approximately $0.9 million and $1.9 million for the six months ended June 30, 2026 and 2025.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period for floating rate debt. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended June 30, 2026 and 2025, interest expense and amortization of debt issuance costs and original issue discount for the period was approximately $5.9 million and $4.2 million, respectively, on average debt outstanding of $304.9 million and $255.4 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense and amortization of debt issuance costs and original issue discount for the period was approximately $11.7 million and $8.5 million, respectively, on average debt outstanding of $305.9 million and $258.4 million, respectively.

Directors' Expense. Directors’ expense for the three months ended June 30, 2026 and 2025 were approximately $0.1 million and $0.1 million, respectively. Directors’ expense for the six months ended June 30, 2026 and 2025 were approximately $0.2 million and $0.3 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs and administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended June 30, 2026 and 2025, professional fees totaled approximately $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, professional fees totaled approximately $1.6 million and $0.9 million, respectively.

For the three months ended June 30, 2026 and 2025, administrative services expense was approximately $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, administrative services expense was approximately $1.1 million and $0.9 million, respectively.

For the three months ended June 30, 2026 and 2025, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $1.4 million and $0.5 million, respectively.

Net Investment Income

For the three months ended June 30, 2026, net investment income was approximately $5.5 million, or $0.45 per basic and diluted share, while tax-basis distributable income was approximately $3.6 million, or $0.29 per basic and diluted share. For the three months ended June 30, 2025, net investment income was approximately $4.6 million, or $0.50 per basic and diluted share, while tax-basis distributable income was approximately $4.3 million, or $0.47 per basic and diluted share. For the six months ended June 30, 2026, net investment income was approximately $12.4 million, or $1.00 per basic and diluted share, while tax-basis distributable income was approximately $7.7 million, or $0.62 per basic and diluted share. For the six months ended June 30, 2025, net investment income was approximately $8.9 million, or $0.97 per basic and diluted share, while tax-basis distributable income was approximately $9.0 million, or $0.98 per basic and diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three and six months ended June 30, 2026, the Company recognized $10.5 million and $12.5 million of net realized losses on our portfolio investments. During the three and six months ended June 30, 2025, the Company recognized $15.8 million and $16.0 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(1,146)	$3,390	$(11,884)	$1,889
Non-controlled affiliated investments	(1,855)	(3,014)	(4,173)	(4,154)
Controlled affiliated investments	(1,765)	6,287	(3,362)	5,013
Derivatives	32	(35)	47	(23)
Total net change in unrealized gain (loss) on investments	$(4,734)	$6,628	$(19,372)	$2,725

During the three months ended June 30, 2026, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(4.7) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(2.9) million on equity securities, $(2.3) million on our Joint Ventures investments, $(1.1) million on CLO Fund Securities, and $1.6 million on our debt securities. During the three months ended June 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $6.6 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $0.9 million on equity securities, $(0.7) million on our Joint Ventures investments, $(0.1) million on CLO Fund Securities, and $6.5 million on our debt securities.

During the six months ended June 30, 2026, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(19.4) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(5.4) million on our Joint Ventures investments, $(1.2) million on CLO Fund Securities, and $(12.8) million on our debt securities. During the six months ended June 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $2.7 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $2.1 million on equity securities, $(3.5) million on our Joint Ventures investments, $0.9 million on CLO Fund Securities, and $3.2 million on our debt securities.

Net Change in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2026 was $(9.9) million, or $(0.80) per basic share and diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2025 was $(4.5) million, or $(0.49) per basic and diluted share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2026 was $(20.0) million, or $(1.62) per basic share and diluted share. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2025 was $(4.6) million, or $(0.50) per basic and diluted share.

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

As of June 30, 2026 and December 31, 2025, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$2,532	$3,721
Restricted Cash	5,198	8,782
First Lien Debt	287,110	344,126
Second Lien Debt	38,056	42,183
Subordinated Debt	24,562	25,339
Equity	42,411	39,193
Collateralized Loan Obligations	15,542	1,789
Joint Ventures	44,833	48,165
Derivatives	227	180
Total	$460,471	$513,478

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2026, we had approximately $286.1 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 162%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

2026 Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank Trust Company, National Association (the “Trustee”), which supplements the base indenture, dated June 16, 2014. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through June 30, 2026. On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate outstanding principal of its 5.25% Notes due 2026 pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The redemption was executed on April 27, 2026 and the $40.0 million aggregate principal was redeemed at par plus accrued interest and a make-whole payment calculated in accordance with the Fourth Supplemental Indenture which resulted in a loss of approximately $0.4 million. As of June 30, 2026, there was approximately $10.0 million of outstanding principal on the 2026 Notes.

2028 Notes Outstanding

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Fourth Supplemental Indenture relating to the 2028 Notes (the “Fourth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “2028 Notes Indenture”). The net proceeds to the Company were approximately $34.1 million, which is net of a 1.5% discount and allocated deferred financing costs. The 2028 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2028. The indenture governing the 2028 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of June 30, 2026, there was approximately $35.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2028 Notes.

2029 Notes Outstanding

On March 20, 2026, the Company entered into a 2029 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $50.0 million in aggregate principal amount of the Company’s 7.50% notes due 2029 (the “2029 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Sixth Supplemental Indenture relating to the 2029 Notes (the “Sixth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Sixth Supplemental Indenture, the “2029 Notes Indenture”). The net proceeds to the Company were approximately $49.1 million, which is net of deferred financing costs. The 2029 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026 and will mature on September 24, 2029. The indenture governing the 2029 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of June 30, 2026, there was approximately $50.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2029 Notes.

2030 Notes Outstanding

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Fifth Supplemental Indenture relating to the 2030 Notes (the “Fifth Supplemental Indenture”), which supplements the Base Indenture (together with the Fifth Supplemental Indenture, the “2030 Notes Indenture”).The net proceeds to the Company were approximately $72.5 million, which is net of a 2.25% discount and allocated deferred financing costs. The 2030 Notes bear interest at the rate of 7.75% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2030. The indenture governing the 2030 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of June 30, 2026, there was approximately $75.0 million of principal outstanding, and we were in compliance with all of our debt covenants on the 2030 Notes.

2032 Convertible Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes had a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on March 28, 2024, and commencing through the date of the financial statements, as a result of the rating downgrade, the 2032 Convertible Notes have a fixed interest rate of 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through June 30, 2026. The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement. As of June 30, 2026, there was approximately $2.0 million of outstanding principal.

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, the Trustee serves as collateral agent, securities intermediary and collateral administrator, and the Company serves as portfolio manager under the Revolving Credit Facility.

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

As of June 30, 2026, GLPRF LLC was in compliance with all of its debt covenants and there was approximately $66.5 million principal amount of borrowings outstanding under the Revolving Credit Facility.

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, we succeeded to the obligations of LRFC under a senior secured revolving credit facility previously entered into by LRFC on October 30, 2020. In October 2020, CBL, a direct, wholly owned, consolidated subsidiary of LRFC, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and the Trustee, as custodian. The KeyBank Credit Facility was amended on May 10, 2022, October 20, 2022, and August 21, 2024. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $75.0 million, with an uncommitted accordion feature that allows the Company to borrow up to an additional $125.0 million. The KeyBank Credit Facility matures on August 21, 2029, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 21, 2027, unless there is an earlier termination or event of default. Borrowings under the KeyBank Credit Facility bear interest at 1M Term SOFR plus 2.80% during the reinvestment period and 3.20% thereafter, with a 0.40% 1M Term SOFR floor. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, per annum on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of June 30, 2026, the Company was in compliance with all of its debt covenants and there was approximately $47.5 million principal amount of borrowings outstanding under the KeyBank Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since the beginning of 2023.

	Base Distribution per Share	Supplemental Distribution per Share	Declaration Date	Record Date	Pay Date
2026:
Second quarter(1)	$0.27	$0.03	3/5/2026	4/15/2026, 5/15/2026, 5/18/2026, 6/15/2026	4/30/2026, 5/29/2026, 6/30/2026
First quarter	0.32	—	3/5/2026	3/16/2026	3/27/2026
Total declared in 2026	$0.59	$0.03
2025:
Fourth quarter	$0.47	$—	11/6/2025	11/17/2025	11/25/2025
Third quarter	0.47	0.02	8/7/2025	8/18/2025	8/29/2025
Second quarter	0.47	—	5/8/2025	5/19/2025	5/29/2025
First quarter	0.47	0.07	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$1.88	$0.09
2024:
Fourth quarter	$0.69	$—	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	—	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	—	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	—	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76	$—
2023:
Fourth quarter	$0.69	$—	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	—	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	—	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	—	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75	$—

(1)
On March 5, 2026, the Company declared regular monthly base distributions of $0.09 per share of common stock for each of April, May and June 2026 and a supplemental distribution of $0.03 per share of common stock, payable together with the May 2026 regular monthly base distribution. The April 2026 regular monthly base distribution was paid on April 30, 2026 to stockholders of record at the close of business on April 15, 2026. The May 2026 regular monthly base distribution and supplemental distribution were paid on May 29, 2026 to stockholders of record at the close of business on May 15, 2026 and May 18, 2026, respectively. The June 2026 regular monthly base distribution was paid on June 30, 2026 to stockholders of record at the close of business on June 15, 2026.

Stock Repurchase Program

On March 11, 2024, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2024 Stock Repurchase Program”) for an approximately one-year period, effective March 11, 2024 and terminating on March 31, 2025. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2024 Stock Repurchase Program are substantially similar to the prior stock repurchase program. The 2024 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. On March 12, 2025, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

During the three months ended June 30, 2026, the Company did not repurchase shares under the 2026 Stock Repurchase Program. During the three months ended June 30, 2025, the Company did not repurchase shares under the 2024 Stock Repurchase Program or the 2025 Stock Repurchase Program. During the six months ended June 30, 2026, the Company repurchased 172,159 shares at an aggregate cost of approximately $2.1 million under the 2026 Stock Repurchase Program. During the six months ended June 30, 2025, the Company did not repurchase shares under the 2024 Stock Repurchase Program or the 2025 Stock Repurchase Program.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2026, and December 31, 2025, we had approximately $27.3 million and $30.0 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2026:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
2026 Notes	$10,000	$10,000	$—	$—	$—
2028 Notes	35,000	—	35,000	—	—
2029 Notes	50,000	—	50,000	—	—
2030 Notes	75,000	—	—	75,000	—
2032 Convertible Notes	2,000	—	—	—	2,000
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	66,509	66,509	—	—	—
KeyBank Credit Facility	47,541	—	47,541	—	—
Total Contractual Obligations	$286,050	$76,509	$132,541	$75,000	$2,000

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

Pursuant to ASC 946, we reflect our investments on our consolidated statements of assets and liabilities at their determined fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2026, eleven of our debt investments were on non-accrual status, which were attributable to seven portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details.

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

Recent Developments

On July 31, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of July 15, 2026.

On August 6, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of October, November and December 2026. The October 2026 distribution is payable on October 30, 2026 to stockholders of record at the close of business on October 15, 2026. The November 2026 distribution is payable on December 4, 2026 to stockholders of record at the close of business on November 23, 2026. The December 2026 distribution is payable on December 30, 2026 to stockholders of record at the close of business on December 15, 2026.

On August 6, 2026, the Company entered into a sixth amendment (the “Sixth Amendment”) to the KeyBank Credit Facility under its existing senior secured revolving credit agreement. The Sixth Amendment reduces the applicable margin during the reinvestment period from 2.80% per annum to 2.50% per annum and reduces the applicable margin during the amortization period from 3.20% per annum to 3.00% per annum. The Sixth Amendment also extends the termination date of the reinvestment period from August 21, 2027 to August 6, 2029, extends the maturity date from August 21, 2029 to August 6, 2031, increases the facility amount from $75.0 million to $150.0 million and continues to provide an uncommitted accordion feature that permits the Company to increase the facility amount to up to $200.0 million. The Sixth Amendment also amends the borrowing base provisions to permit certain participation interests acquired in connection with the refinancing to be included as eligible collateral. Concurrent with the consummation of the Sixth Amendment, GLPRF LLC, a direct, wholly owned subsidiary of the Company, transferred certain portfolio investment assets to CBL, and proceeds of borrowings under the amended KeyBank Credit Facility were used to repay in full all outstanding advances and other amounts then due under the senior secured revolving credit facility of GLPRF LLC with JPMorgan Chase Bank, National Association. Following such repayment, the financing commitments under the Revolving Credit Facility were terminated and the related security interests were released.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of June 30, 2026, approximately 87.8% of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 93.4% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2026, we had approximately $286.1 million (par value) of borrowings outstanding at a current weighted average interest rate of 7.0%, of which $172.0 million par value had a fixed rate and $114.1 million par value has a floating rate.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,133	$4,267	$6,400
Decrease in interest rate	$(2,060)	$(3,813)	$(4,617)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.3 million and $6.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $2.1 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $3.8 million and $4.6 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments, as there is no floor on our floating rate debt facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 30, 2026 to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our dividend reinvestment plan (“DRIP”), we did not engage in any sales of unregistered securities during the three and six months ended June 30, 2026, except as previously reported by us on our current reports on Form 8-K. We issued a total of 5,955 and 12,043 shares of common stock under our dividend reinvestment plan (“DRIP”) during the three and six months ended June 30, 2026, respectively. This issuance was not subject to the registration requirements of the Securities Act. For the three and six months ended June 30, 2026, the aggregate value of the shares of our common stock issued under our DRIP was approximately less than $0.1 million and $0.1 million, respectively.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)(1)
January 1, 2026 through January 31, 2026	77,083	$12.26	77,083	$7,404
February 1, 2026 through February 28, 2026	74,156	11.93	74,156	6,519
March 1, 2026 through March 31, 2026	20,920	11.28	20,920	9,861
April 1, 2026 through April 30, 2026	—	—	—	9,861
May 1, 2026 through May 31, 2026	—	—	—	9,861
June 1, 2026 through June 30, 2026	—	—	—	9,861
Total	172,159		172,159
(1)
On March 12, 2025, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2025 Stock Repurchase Program”) for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board authorized a renewed stock repurchase program of up to $10.0 million (the “2026 Stock Repurchase Program”) for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.4

Fourth Amendment to Revolving Credit and Security Agreement, dated as of August 21, 2024, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (with conformed agreement attached thereto)(incorporated by reference to Exhibit 10.1 to Logan Ridge Finance Corporation’s report on Form 8-K filed on August 22, 2024).

10.5

Fifth Amendment to Revolving Credit and Security Agreement, dated as of July 14, 2025, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from to time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 16, 2025).

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

BCP INVESTMENT CORPORATION

Date: August 6, 2026	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *