Form 10-Q
period 2026-09-30
BCP Investment Corp
filed 2026-11-12
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of common stock of the registrant as of November 9, 2026 was 12,389,802.

NOTE ABOUT REFERENCES TO BCP INVESTMENT CORPORATION

In this Quarterly Report on Form 10-Q, the “Company”, “BCIC”, “we”, “us” and “our” refer to BCP Investment Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The information contained below should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by the Company, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “outlook,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to successfully and profitably integrate acquired assets and companies, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our ability to consummate the merger with Investcorp Credit Management BDC, Inc., a Maryland corporation (“ICMB”), on the expected timeline, or at all;
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
•
our ability to operate as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $370,767 and $433,213, respectively)	$329,550	$409,735
Non-controlled affiliated investments (amortized cost of $114,217 and $90,294, respectively)	97,681	80,585
Controlled affiliated investments (amortized cost of $41,960 and $42,332, respectively)	7,012	10,655
Total Investments at fair value (amortized cost of $526,944 and $565,839, respectively)	$434,243	$500,975
Cash and cash equivalents	2,347	3,721
Restricted cash	3,583	8,782
Interest receivable	4,436	5,793
Receivable for unsettled trades	1,180	—
Dividend receivable	892	845
Other assets	2,781	3,525
Total Assets	$449,462	$523,641
LIABILITIES
2026 Notes (net of deferred financing costs and original issue discount of $5 and $312, respectively)	$9,995	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $641 and $851, respectively)	34,359	34,149
2029 Notes (net of deferred financing costs of $1,034 and $—, respectively)	58,966	—
2030 Notes (net of deferred financing costs and original issue discount of $2,104 and $2,423, respectively)	72,896	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $92 and $102, respectively)	1,908	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $— and $825, respectively)	—	106,804
KeyBank Credit Facility (net of deferred financing costs of $1,752 and $904, respectively)	98,628	41,765
Management and incentive fees payable	1,551	1,865
Accounts payable, accrued expenses and other liabilities	2,280	1,714
Accrued interest payable	6,205	4,025
Total Liabilities	$286,788	$314,485
COMMITMENTS AND CONTINGENCIES (NOTE 8)
NET ASSETS
Common stock, par value $0.01 per share, 20,000,000 common shares authorized; 14,020,769 issued, and 12,387,452 outstanding as of September 30, 2026, and 14,003,016 issued, and 12,541,858 outstanding as of December 31, 2025	$124	$125
Capital in excess of par value	809,179	811,111
Total distributable (loss) earnings	(646,629)	(602,080)
Total Net Assets	$162,674	$209,156
Total Liabilities and Net Assets	$449,462	$523,641
Net Asset Value Per Common Share	$13.13	$16.68

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$9,696	$13,295	$31,784	$29,058
Non-controlled affiliated investments	911	1,434	3,025	2,074
Total interest income	10,607	14,729	34,809	31,132
Payment-in-kind income:
Non-controlled/non-affiliated investments(1)	1,831	2,507	6,928	7,714
Non-controlled affiliated investments	226	198	912	501
Total payment-in-kind income	2,057	2,705	7,840	8,215
Dividend income:
Non-controlled affiliated investments	1,081	1,500	3,470	4,130
Total dividend income	1,081	1,500	3,470	4,130
Fees and other income:
Non-controlled/non-affiliated investments	71	6	340	128
Non-controlled affiliated investments	74	—	194	83
Total fees and other income	145	6	534	211
Total investment income	$13,890	$18,940	$46,653	$43,688
EXPENSES
Management fees	1,551	1,808	4,885	4,719
Performance-based incentive fees	—	1,069	873	2,956
Interest and amortization of debt issuance costs	5,560	5,514	17,307	14,042
Professional fees	760	621	2,389	1,476
Administrative services expense	652	505	1,760	1,365
Directors’ expense	123	154	369	440
Other general and administrative expenses	664	609	2,082	1,133
Total expenses	$9,310	$10,280	$29,665	$26,131
Waiver of performance-based incentive fees	—	(188)	—	(188)
Net expenses	9,310	10,092	29,665	25,943
NET INVESTMENT INCOME	$4,580	$8,848	$16,988	$17,745
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions
Non-controlled/non-affiliated investments	$(8,872)	$(1,318)	$(21,268)	$(11,047)
Non-controlled affiliated investments	(8)	(1,360)	(116)	(1,452)
Controlled affiliated investments	—	—	—	(6,192)
Net realized gain (loss) on investments	(8,880)	(2,678)	(21,384)	(18,691)
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	(5,994)	12,773	(17,878)	14,662
Non-controlled affiliated investments	(2,654)	3,114	(6,827)	(1,042)
Controlled affiliated investments	91	(362)	(3,271)	4,651
Derivatives	92	—	139	(21)
Net change in unrealized gain (loss) on investments	(8,465)	15,525	(27,837)	18,250
Tax (provision) benefit on realized and unrealized (gains) losses on investments	(190)	1,935	(409)	1,726
Net realized and unrealized appreciation (depreciation) on investments, net of taxes	(17,535)	14,782	(49,630)	1,285
Realized gains (losses) on extinguishment of debt	(532)	—	(892)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(13,487)	$23,630	$(33,534)	$19,030
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Net increase (decrease) in net assets per share resulting from operations – Basic (see Note 3)	$(1.09)	$1.88	$(2.70)	$1.84
Weighted average common stock outstanding – Basic (see Note 3)	12,383,625	12,549,643	12,398,946	10,337,858
Net increase (decrease) in net assets per share resulting from operations – Diluted (see Note 3)	$(1.09)	$1.86	$(2.70)	$1.83
Weighted average common stock outstanding – Diluted (see Note 3)	12,383,625	12,726,646	12,398,946	10,397,936
Net Investment Income Per Common Share:
Net investment income (loss) - Basic	$0.37	$0.71	$1.37	$1.72
Net investment income (loss) - Diluted	$0.37	$0.70	$1.37	$1.71

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

(in thousands, except share and per share amounts)

(Unaudited)

(1)
During the three months ended September 30, 2026 and 2025, the Company received $0.1 million and less than $0.1 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item. During the nine months ended September 30, 2026 and 2025, the Company received $0.7 million and $0.3 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS(1)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income	$4,580	$8,848	$16,988	$17,745
Net realized gain (loss) on investments	(8,880)	(2,678)	(21,384)	(18,691)
Net realized gain (loss) from extinguishment of debt	(532)	—	(892)	—
Net change in unrealized appreciation (depreciation) on investments	(8,465)	15,525	(27,837)	18,250
Tax (provision) benefit on realized and unrealized gains (losses) on investments	(190)	1,935	(409)	1,726
Net increase (decrease) in net assets resulting from operations	$(13,487)	$23,630	$(33,534)	$19,030

Stockholder distributions:
Distributions declared	$(3,343)	$(6,464)	$(11,015)	$(15,756)
Net decrease in net assets resulting from stockholder distributions	$(3,343)	$(6,464)	$(11,015)	$(15,756)

Capital share transactions:
Issuance of common stock for:
Stock issued under dividend reinvestment plan	$42	$63	$131	$191
Stock repurchases	—	(250)	(2,064)	(250)
Issuance of common shares in connection with the LRFC Acquisition(2)	—	49,596	—	49,596
Net increase (decrease) in net assets resulting from capital share transactions	$42	$49,409	$(1,933)	$49,537

Net assets at beginning of period	$179,462	$164,729	$209,156	$178,493
Net assets at end of period	$162,674	$231,304	$162,674	$231,304
Net asset value per common share	$13.13	$17.55	$13.13	$17.55
Common shares outstanding at end of period	12,387,452	13,176,582	12,387,452	13,176,582

(1)
Refer to Note 9 — “Stockholders’ Equity” of our notes to the consolidated financial statements for additional information on changes in components of Stockholders’ Equity.
(2)
Refer to Note 11 — “LRFC Acquisition” of our notes to the consolidated financial statements for additional information on the LRFC Acquisition.

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(33,534)	$19,030
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash (used in) provided by operations:
Net realized (gains) losses on investment transactions	21,384	18,691
Net change in unrealized (appreciation) depreciation from investments	27,837	(18,250)
Tax provision (benefit) on realized and unrealized gains (losses) on investments	409	(1,726)
Purchases of investments	(37,311)	(42,652)
Proceeds from sales and redemptions of investments	70,884	76,537
Net accretion of investments	(9,077)	(6,122)
Amortization of debt issuance costs	1,323	1,058
Net realized (gain) loss on extinguishment of debt	892	—
Payment-in-kind interest income	(7,663)	(8,912)
Cash acquired in LRFC Acquisition	—	7,085
Change in operating assets and liabilities(2):
(Increase) decrease in receivable for unsettled trades	(1,180)	—
(Increase) decrease in interest receivable	780	1,797
(Increase) decrease in dividend receivable	(47)	102
(Increase) decrease in other assets	1,320	(3,109)
Increase (decrease) in payable for unsettled trades	—	1,560
Increase (decrease) in accrued interest payable	2,180	1,056
Increase (decrease) in management and incentive fees payable	(314)	(947)
Increase (decrease) in due to affiliates	—	(635)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	566	(3,237)
Net cash (used in) provided by operating activities	$38,449	$41,326
FINANCING ACTIVITIES:
Debt issuance costs	$(1,942)	$—
Offering costs	—	(318)
Repurchases of common stock	(2,064)	(250)
Distributions to stockholders	(10,884)	(15,565)
Repayment of Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	(107,635)	(36,700)
Repayment of KeyBank Credit Facility	(37,766)	(25,000)
Borrowings from Great Lakes Portman Ridge Funding LLC Revolving Credit Facility	—	8,000
Borrowings from KeyBank Credit Facility	95,477	6,000
Repayment of 2026 Notes	(40,208)	—
Proceeds from issuance of 2029 Notes	60,000	—
Net cash (used in) provided by financing activities	$(45,022)	$(63,833)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(6,573)	$(22,507)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,503	39,953
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$5,930	$17,446
Amounts per statements of assets and liabilities:
Cash and cash equivalents	$2,347	$2,844
Restricted cash	3,583	14,602
Total Cash, Cash Equivalents and Restricted cash	$5,930	$17,446
Supplemental Information and non-cash activities:
Cash paid for interest during the period	$14,057	$11,921
Reinvestment of distributions	$131	$191

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of non-cash activities:
LRFC Acquisition(1)
Non-cash assets acquired
Investments, at fair value	$—	$174,274
Interest and dividend receivable	—	1,601
Other assets	—	1,644
Total non-cash assets purchased	$—	$177,519
Liabilities assumed
Debt	$—	$103,181
Accounts payable and accrued expenses	—	7,754
Total liabilities assumed	$—	$110,935
Issuance of common stock in connection with the LRFC Acquisition (net of offering costs of $404)	$—	$49,596
Transaction costs	$—	$3,192
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

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Investments in Non-Control, Non-Affiliate Portfolio Companies - 202.6%
First Lien/Senior Secured Debt - 158.4%
13 Scents Inc.	Personal Care Products	10.32%	SOFR + 6.25%	1.00%	03/31/31	2,813	$2,760	$2,762	(13)
13 Scents Inc. (Revolver)	Personal Care Products	9.98%	SOFR + 6.25%	1.00%	03/31/31	303	296	296	(20)
Accurate Background, LLC	IT Services	10.33%	SOFR + 6.00%	1.00%	03/26/29	8,575	8,085	8,574	(13)
AIDC IntermediateCo 2, LLC (Peak Technologies)	IT Services	9.40%	SOFR + 5.50%	1.00%	07/22/27	5,775	5,510	5,732	(13)
AMCP Pet Holdings, Inc., Term Loan A	Consumer Staples Distribution & Retail	11.19%	SOFR + 7.00%, 6.00% PIK	1.00%	09/23/31	1,894	1,894	1,894
AMCP Pet Holdings, Inc., Term Loan B	Consumer Staples Distribution & Retail	11.19%	SOFR + 7.00%, 11.19% PIK	1.00%	09/23/31	4,419	1,881	1,881
AMCP Pet Holdings, Inc., Delayed Draw Term Loan	Consumer Staples Distribution & Retail	11.19%	SOFR + 7.00%, 6.00% PIK	1.00%	09/23/31	1,087	1,087	1,087	(20)
American Academy Holdings, LLC	Health Care Providers & Services	13.26%	SOFR + 9.25%, 5.00% PIK	3.25%	06/30/27	7,103	7,027	7,085	(13)
Ancile Solutions, Inc.	Software	14.10%	SOFR + 10.00%	1.00%	06/11/26	5,635	5,635	5,847
Anthem Sports & Entertainment Inc. (2025 Delayed Draw Term Loan)	Media	9.84%	SOFR + 5.50%, 9.84% PIK	1.00%	11/15/27	1,468	1,468	1,468
Anthem Sports & Entertainment Inc. (Delayed Draw Term Loan)	Media	12.00%	—	—	11/15/27	112	112	112	(20)
Anthem Sports & Entertainment Inc. (Hollywood Suites Delayed Draw Term Loan)	Media	9.84%	SOFR + 5.50%, 9.84% PIK	1.00%	11/15/27	4,551	4,551	4,551
Anthem Sports & Entertainment Inc. (Term Loan B)	Media	10.00% PIK	—	—	11/15/27	10,000	10,000	4,942
Anthem Sports & Entertainment Inc. (Term Loan C)	Media	—	—	—	11/15/27	8,850	935	—	(5)
Appfire Technologies, LLC	Software	8.82%	SOFR + 4.75%	1.00%	03/09/28	5,726	5,723	5,725	(13)
BetaNXT, Inc.	Financial Services	9.82%	SOFR + 5.75%	—	07/02/29	12,737	12,232	12,371	(13)
BetaNXT, Inc. (Revolver)	Financial Services	—	SOFR + 4.50%	—	04/02/29	—	(29)	(72)	(15)(20)
Bradshaw International Parent Corp.	Specialty Retail	9.75%	SOFR + 5.75%	1.00%	10/21/27	964	929	952	(13)
Bradshaw International Parent Corp. (Revolver)	Specialty Retail	—	SOFR + 5.75%	1.00%	10/21/27	—	(5)	(23)	(15)(20)
Buzz Finco, LLC	Interactive Media & Services	10.65%	SOFR + 6.75%	2.50%	04/24/30	2,470	2,404	2,390	(13)
CCMG Buyer, LLC (Care Connectors Medical Group)	Health Care Providers & Services	8.65%	SOFR + 4.75%	1.00%	05/08/30	3,095	3,072	3,072	(13)
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	Health Care Providers & Services	8.65%	SOFR + 4.75%	1.00%	05/08/30	400	396	396	(20)
Centric Brands Inc.	Textiles, Apparel & Luxury Goods	9.26%	SOFR + 5.50%	1.00%	08/06/29	3,689	3,689	3,689	(13)
Centric Brands Inc. (Term Loan A1)	Textiles, Apparel & Luxury Goods	10.26%	SOFR + 6.50%	1.00%	02/06/31	1,732	1,732	1,732	(13)
Centric Brands Inc. (Term Loan A2)	Textiles, Apparel & Luxury Goods	11.76%	SOFR + 8.00%, 11.76% PIK	1.00%	02/06/31	4,277	4,277	4,277
Colonnade Intermediate, LLC	Software	—	—	1.00%	09/30/27	8,318	7,645	4,762	(5)
Colonnade Intermediate, LLC (Revolver)	Software	—	—	1.00%	09/30/27	685	685	392	(5)
Dentive, LLC	Health Care Providers & Services	11.32%	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	4,803	4,603	4,665	(13)
Dentive, LLC (Revolver)	Health Care Providers & Services	—	SOFR + 7.25%, 4.25% PIK	0.75%	12/22/28	8	(1)	2	(15)(20)
Dodge Data & Analytics LLC (Second Out)	Professional Services	8.62%	SOFR + 4.75%	0.50%	02/28/29	898	816	769	(13)
Emerald Road Holdings, Inc.	Software	9.57%	SOFR + 5.50%	1.00%	09/30/31	4,829	4,668	4,738	(13)(20)
Emerald Road Holdings, Inc. (Revolver)	Software	—	SOFR + 5.50%	1.00%	09/30/31	—	(50)	(22)	(15)(20)
Epic Staffing Group	Professional Services	11.76%	SOFR + 6.00%, 2.00% PIK	0.50%	06/28/29	4,828	4,104	2,981	(13)
Florida Food Products, LLC First Lien, Term Loan A	Food Products	9.57%	SOFR + 5.50%	2.00%	10/15/30	2,022	1,989	2,000	(13)
Florida Food Products, LLC First Lien, Term Loan B	Food Products	9.57%	SOFR + 5.50%	2.00%	10/15/30	1,265	1,244	1,251	(13)
Florida Food Products, LLC First Lien, Term Loan C	Food Products	9.57%	SOFR + 5.50%	2.00%	10/15/30	717	705	709	(13)
Global Integrated Flooring Systems Inc.	Household Products	12.73%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	6,726	6,027	4,759
Global Integrated Flooring Systems Inc. (Revolver)	Household Products	12.90%	SOFR + 9.00%, 6.00% PIK	2.00%	12/31/26	55	49	39
GP Midco, LLC (Beauty by Imagination)	Personal Care Products	8.76%	SOFR + 5.00%	1.00%	11/01/30	3,816	3,430	3,816	(13)
HDC/HW Intermediate Holdings, LLC - Term Loan A	Software	—	—	5.25%	11/23/26	6,820	6,420	—	(5)
HDC/HW Intermediate Holdings, LLC - Term Loan B	Software	—	—	—	11/23/26	3,798	664	2,146	(5)
Help Systems Holdings, Inc.	Technology Hardware, Storage & Peripherals	9.86%	SOFR + 6.00%	2.00%	05/21/29	1,429	1,404	1,082	(13)
IDC Infusion Services LLC	Health Care Providers & Services	9.07%	SOFR + 5.00%	1.00%	07/09/29	6,816	6,576	6,816	(13)
Ivanti Software, Inc.	Software	8.50%	SOFR + 4.75%	0.75%	06/01/29	987	911	322	(13)
Ivanti Software, Inc. - NewCo	Software	9.50%	SOFR + 5.75%	2.00%	06/01/29	729	697	714	(13)
Live Comfortably Inc.	Household Durables	14.01%	SOFR + 10.00%, 2.00% PIK	3.00%	03/30/29	66	56	—
Live Comfortably Inc. Term Loan B	Household Durables	14.01%	SOFR + 10.00%, 2.00% PIK	3.00%	04/02/29	7,156	6,916	6,494	(13)
MAG DS Corp.	Aerospace & Defense	9.17%	SOFR + 5.00%	1.00%	04/01/27	3,554	3,504	3,546	(13)
Money Transfer Acquisition Inc.	Financial Services	12.25%	SOFR + 8.25%	1.00%	12/14/27	13,079	12,666	13,031	(13)
Morae Global Corporation (Revolver)	IT Services	11.90%	SOFR + 8.00%	2.00%	10/31/28	500	497	489
Morae Global Corporation (Term Loan A)	IT Services	12.14%	SOFR + 8.00%	2.00%	10/31/28	5,968	5,627	5,811	(13)(20)
Morae Global Corporation (Term Loan B)	IT Services	11.91%	SOFR + 8.00%	2.00%	10/31/28	2,719	2,529	2,658	(13)
MSM Acquisitions, Inc.	Software	9.71%	SOFR + 6.00%	1.00%	12/09/26	9,978	9,976	7,184
Netwrix Corporation	Software	8.51%	SOFR + 4.75%	0.75%	06/11/29	4,173	4,164	4,131	(13)
Netwrix Corporation (Revolver)	Software	—	SOFR + 4.75%	0.75%	06/11/29	—	(4)	(11)	(15)(20)
Newbury Franklin Industrials, LLC	Trading Companies & Distributors	10.97%	SOFR + 7.00%	2.00%	12/11/29	7,552	7,250	7,489	(13)(20)
One Stop Mailing LLC	Ground Transportation	10.26%	SOFR + 6.25%	1.00%	05/07/27	6,744	6,732	6,744	(13)

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Orthopaedic (ITC) Buyer, LLC	Health Care Providers & Services	9.26%	SOFR + 5.00%	0.75%	07/31/28	2,293	$2,127	$2,293	(13)
Payarc LLC	Financial Services	10.34%	SOFR + 6.50%	2.00%	05/22/31	5,622	5,306	5,313	(13)
Payarc LLC (Revolver)	Financial Services	—	SOFR + 6.50%	2.00%	05/22/31	—	(6)	(9)	(15)(20)
PhyNet Dermatology LLC	Health Care Providers & Services	10.23%	SOFR + 6.50%	1.00%	10/20/29	1,820	1,759	1,806	(13)
PMA Parent Holdings LLC	Capital Markets	8.82%	SOFR + 4.75%	0.75%	01/31/31	2,796	2,630	2,796	(13)
PMA Parent Holdings LLC (Revolver)	Capital Markets	—	SOFR + 4.75%	0.75%	01/31/31	—	(2)	—	(15)(20)
Pomeroy Technologies, LLC (Super Senior A)	Software	6.00% PIK	—	—	11/30/27	1,519	1,519	1,304	(27)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.59%	SOFR + 6.00%	1.00%	10/31/27	5,669	5,544	5,159	(13)(27)
Project Leopard Holdings, Inc.	Software	9.27%	SOFR + 5.25%	0.50%	07/20/29	8,918	7,582	4,961	(13)
PVHC Holding Corp	Containers & Packaging	—	—	2.50%	02/17/27	2,986	2,965	597	(5)
Radius Aerospace, Inc.	Aerospace & Defense	9.97%	SOFR + 5.75%	1.00%	03/29/29	5,401	5,399	5,401	(13)
Red Range Intermediate Inc.	Industrial Conglomerates	11.85%	SOFR + 8.00%	1.00%	10/01/29	324	324	324
Resolute Investment Managers, Inc.	Capital Markets	10.83%	SOFR + 6.50%	1.00%	10/30/28	3,949	3,635	3,800	(13)
Revolt Media and TV, LLC	Media	12.14%	SOFR + 8.24%	3.00%	07/31/29	1,481	1,256	1,278
RN Enterprises, LLC	Health Care Technology	9.40%	SOFR + 5.25%	0.75%	10/17/31	2,586	2,318	2,577	(13)(20)
South Street Securities Holdings, Inc	Financial Services	9.00%	—	—	09/20/27	3,600	3,447	3,416
Spark Buyer, LLC	Electrical Equipment	8.97%	SOFR + 5.25%	0.75%	10/15/31	1,404	1,257	1,311	(13)
Spinrite, Inc.	Leisure Products	11.09%	SOFR + 7.25%	3.00%	12/05/30	3,040	2,987	2,986	(3)(7)(13)
Spinrite, Inc. (Revolver)	Leisure Products	—	SOFR + 7.25%	3.00%	12/05/30	—	(7)	(8)	(3)(7)(15)(20)
TA/WEG Holdings, LLC (Revolver)	Financial Services	—	SOFR + 6.25%	1.00%	10/02/28	—	(1)	—	(15)(20)
Tactical Air Support, Inc.	Aerospace & Defense	12.39%	SOFR + 8.50%	1.00%	12/22/28	4,136	3,963	3,994	(13)(20)
Taoglas Group Holdings Limited	Electronic Equipment, Instruments & Components	10.07%	SOFR + 6.00%	1.00%	02/28/29	2,273	2,073	2,273	(3)(7)(13)
Taoglas Group Holdings Limited (Revolver)	Electronic Equipment, Instruments & Components	9.90%	SOFR + 6.00%	1.00%	02/28/29	610	555	610	(3)(7)(13)(20)
Taoglas USA Holdings Inc.	Electronic Equipment, Instruments & Components	10.07%	SOFR + 6.00%	1.00%	02/28/29	1,618	1,588	1,618	(13)
Validity, Inc.	Software	8.68%	SOFR + 5.00%	0.50%	04/12/32	1,975	1,742	1,965	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC)	Health Care Providers & Services	9.89%	SOFR + 6.00%	2.00%	06/14/29	9,947	9,750	9,897	(13)
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	Health Care Providers & Services	9.81%	SOFR + 6.00%	2.00%	06/14/29	1,270	1,245	1,262	(20)
VTX Intermediate Holdings, Inc.	IT Services	11.15%	SOFR + 7.00%	2.00%	12/12/29	10,393	9,861	10,497	(13)
Total First Lien/Senior Secured Debt							278,976	257,668
Second Lien/Senior Secured Debt - 18.4%
American Academy Holdings, LLC	Health Care Providers & Services	14.50% PIK	—	—	03/01/28	14,852	14,417	14,834
BLST Operating Company, LLC	Broadline Retail	—	—	1.50%	05/06/26	1,432	1,132	—	(5)(13)
Confluence Technologies, Inc.	Software	10.41%	SOFR + 6.50%, 6.50% PIK	0.50%	07/30/29	4,411	4,401	3,727	(13)
Florida Food Products, LLC Second Lien, Term Loan A	Food Products	9.33%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,631	2,570	2,832	(13)
Florida Food Products, LLC Second Lien, Term Loan B	Food Products	9.07%	SOFR + 5.00%, 2.00% PIK	1.00%	10/15/30	3,237	2,291	2,525	(13)
Ivanti Software, Inc.	Software	11.26%	SOFR + 7.25%	0.50%	06/01/29	9,090	7,914	1,318	(13)
Project Leopard Holdings, Inc.	Software	11.57%	SOFR + 7.75%	0.50%	07/22/30	5,000	4,950	2,563	(13)
VTX Intermediate Holdings, Inc.	IT Services	12.50% PIK	—	—	12/12/30	2,131	2,007	2,141
Total Second Lien/Senior Secured Debt							39,682	29,940
Subordinated Debt - 14.4%
DeltaDx Limited, LP (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	06/14/28	1,030	1,002	1,024
DeltaDx Limited, LP, Series M-1 (Money Transfer Acquisition Inc.)	Financial Services	15.00% PIK	—	—	03/14/28	332	332	331
Eastport Holdings, LLC	Commercial Services & Supplies	12.52%	SOFR + 8.50%	1.00%	09/29/27	19,250	18,129	19,250	(13)
Lucky Bucks Holdings LLC	Hotels, Restaurants & Leisure	—	—	—	05/29/28	8,762	5,992	1,758	(5)
Tubular Textile Machinery, Inc.	Machinery	5.00% PIK	—	—	10/29/27	5,424	3,985	1,098
Total Subordinated Debt							29,440	23,461
Collateralized Loan Obligations - 0.0%
Catamaran CLO 2014-1 Ltd.	CLO Fund Securities	—	—	—	04/20/30	15,161	—	—	(3)(7)(10)
Catamaran CLO 2018-1 Ltd	CLO Fund Securities	—	—	—	10/27/31	10,000	112	—	(3)(7)(10)
Dryden 30 Senior Loan Fund	CLO Fund Securities	—	—	—	11/01/28	3,250	—	—	(3)(7)(10)
Total Collateralized Loan Obligations							112	—
Preferred Stock and Units - 5.4%
4L Ultimate Topco Corporation	Commercial Services & Supplies	—	—	—	—	321	29	—
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	248,474	166	408	(9)(22)
Aperture Dodge 18 LLC	Financial Services	—	—	—	—	5,190,939	4,594	3,036
BMP Slappey Holdco, LLC	Diversified Telecommunication Services	—	—	—	—	200,000	467	558	(21)
BMP Slappey Investment II	Diversified Telecommunication Services	—	—	—	—	88,946	208	248	(21)
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,198,703	1,199	1,355	(20)(22)
Middle West Spirits, LLC	Beverages	10.00% PIK	—	—	—	1,012,695	957	1,077	(25)
Prosper Marketplace	Household Products	—	—	—	—	912,865	279	324	(6)
Taylor Precision Products, Inc. - Series C	Household Products	—	—	—	—	379	667	758
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Class A Preferred)	Health Care Providers & Services	14.00%	14.00%, 10.50% PIK	—	—	1,053,927	1,044	1,041	(22)(25)
Total Preferred Stock and Units							9,610	8,805

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Common Stock and Membership Units - 5.8%
AAPC Holdings, LLC	Health Care Providers & Services	—	—	—	—	0.1	$264	$127	(9)(22)
Advantage Capital Holdings LLC - Class A Units	Financial Services	—	—	—	—	822	500	1,259	(22)
AIP Capital, LLC	Financial Services	—	—	—	—	21	9	9	(22)
AMCP Pet Holdings, Inc.	Consumer Staples Distribution & Retail	—	—	—	—	38,193	—	—
Anthem Sports & Entertainment Inc. - Class A Warrant	Media	—	—	—	—	510	46	—
Anthem Sports & Entertainment Inc. - Class B Warrant	Media	—	—	—	—	88	—	—
Anthem Sports & Entertainment Inc. - Warrant for CS	Media	—	—	—	—	1,644	—	—
ATP Oil & Gas Corporation	Oil, Gas & Consumable Fuels	—	—	—	—	0.1	—	—	(11)
BGPT Maverick, L.P. (Emerald Road Holdings, Inc.)	Communications Equipment	—	—	—	—	1,020,408	1,020	1,199
BLST Operating Company, LLC - Class A	Broadline Retail	—	—	—	—	217,013	555	—	(9)
Carestream Health Holdings, Inc.	Health Care Equipment & Supplies	—	—	—	—	4,099	53	115
Centric Brands, L.P.	Textiles, Apparel & Luxury Goods	—	—	—	—	81,770	746	1,531
DxTx Pain and Spine LLC	Health Care Providers & Services	—	—	—	—	217,479	381	561	(9)(22)
Everyware Global, Inc.	Household Products	—	—	—	—	1,085,565	346	48	(16)
FP WRCA Coinvestment Fund VII, Ltd. - Class A	Building Products	—	—	—	—	100	1,500	863	(3)(7)
Freedom Electronics, LLC	Electronic Equipment, Instruments & Components	—	—	—	—	181,818	195	316	(9)
Fusion Connect, Inc.	Wireless Telecommunication Services	—	—	—	—	14	866	—
Fusion Connect, Inc. - Warrant	Wireless Telecommunication Services	—	—	—	—	811,572	—	—
Fusion Parent, LLC (fka Franchise Group Inc.)	Diversified Consumer Services	—	—	—	—	15,595	685	726
HDC/HW Holdings, LLC	Software	—	—	—	—	148,826	—	—
KT Equity Holdings, LLC	Commercial Services & Supplies	—	—	—	—	180,678	181	181	(21)
LB NewHoldCo LLC	Hotels, Restaurants & Leisure	—	—	—	—	146,589	1,724	—
Middle West Spirits, LLC	Beverages	—	—	—	—	91	14	11
Morae Global Holdings Inc. - Warrant	IT Services	—	—	—	—	1,625	376	25
Ohene Holdings B.V. - Warrant	IT Services	—	—	—	—	4	—	—	(3)(7)
Payarc LLC - Warrant	Financial Services	—	—	—	—	126,593	225	250	(22)
Revolt Media and TV, LLC	Media	—	—	—	—	988	203	—	(22)
Roscoe Investors, LLC - Class A	Health Care Equipment & Supplies	—	—	—	—	10,000	1,000	—
South Street Securities Holdings, Inc - Warrant	Financial Services	—	—	—	—	4,533	514	687
STG Parent Topco, LLC	Transportation Infrastructure	—	—	—	—	5,556	26	26
Swift Aggregator LLC (formerly GA Communications, Inc.)	Media	—	—	—	—	1,363,451	1,250	1,420
VTX Holdings LLC - Series C	IT Services	—	—	—	—	882,504	9	3
Workplace Holdings LLC (Pomeroy Technologies, LLC)	Software	—	—	—	—	950	228	—
World Business Lenders, LLC	Financial Services	—	—	—	—	21,430	—	—	(7)
Total Common Stock and Membership Units							12,916	9,357
Derivatives - 0.2%(19)
Advantage Capital Holdings LLC	Financial Services	—	—	—	—	164	—	319	(7)(22)
Epilog Partners LP (Care Connectors Medical Group)	Health Care Providers & Services	—	—	—	—	1,166,667	—	—	(7)(22)
HDNet Holdco LLC (Anthem)	Media	—	—	—	—	0.2	31	—	(7)
Total Derivatives							31	319
Total Investments in Non-Control, Non-Affiliate Portfolio Companies							370,767	329,550
Investments in Affiliate Portfolio Companies - 60.0%(17)
First Lien/Senior Secured Debt - 12.6%
American Clinical Solutions, LLC	Health Care Providers & Services	—	—	1.00%	06/30/27	8,814	8,220	6,325
Datalink, LLC	Health Care Technology	10.00% PIK	—	—	02/05/33	2,922	2,707	2,162	(13)
Datalink, LLC (Revolver)	Health Care Technology	10.00% PIK	—	—	02/05/33	1	1	(85)	(20)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	10.07%	SOFR + 6.00%	2.00%	01/29/31	3,273	3,217	3,237	(13)(20)
HR Pharmaceuticals, LLC (Revolver)	Health Care Equipment & Supplies	9.92%	SOFR + 6.00%	2.00%	01/29/31	103	97	99	(20)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	03/31/27	5,680	4,666	2,570	(5)
PMP OPCO, LLC (Princeton Medspa Partners, LLC)	Diversified Consumer Services	12.45%	SOFR + 8.50%	2.00%	05/31/29	1,994	1,973	1,760	(20)
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	Diversified Consumer Services	12.39%	SOFR + 8.50%	2.00%	05/31/29	75	73	55	(20)
Riddell, Inc.	Leisure Products	8.90%	SOFR + 5.00%	1.00%	05/14/31	4,335	4,330	4,308	(13)
Total First Lien/Senior Secured Debt							25,284	20,431
Second Lien/Senior Secured Debt- 2.6%
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	03/31/27	480	341	—	(5)
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	500	500	416
Northeast Metal Works LLC	Metals & Mining	8.00%	—	—	04/05/28	4,500	4,500	3,746
Total Second Lien/Senior Secured Debt							5,341	4,162
Collateralized Loan Obligations - 9.6%
JMP Credit Advisors CLO IV LTD	CLO Fund Securities	—	—	—	07/17/29	26,298	142	5	(3)(7)(10)
JMP Credit Advisors CLO V LTD	CLO Fund Securities	—	—	—	07/17/30	24,394	808	298	(3)(7)(10)
JNTR 2026-1 LLC CLO – Class A-0	CLO Fund Securities	8.00%	—	—	12/31/49	10,677	10,717	10,637	(7)(10)
JNTR 2026-1 LLC CLO – Class A-1	CLO Fund Securities	4.50%	—	—	12/31/49	807	704	702	(7)(10)
JNTR 2026-1 LLC CLO – Class A-2	CLO Fund Securities	4.50%	—	—	12/31/49	207	157	156	(7)(10)
JNTR 2026-1 LLC CLO – Class A-3	CLO Fund Securities	4.50%	—	—	12/31/49	180	125	125	(7)(10)
JNTR 2026-1 LLC CLO – Subordinated A	CLO Fund Securities	14.90%	—	—	12/31/49	17	2,797	2,665	(7)(10)
JNTR 2026-1 LLC CLO – Subordinated B	CLO Fund Securities	26.40%	—	—	12/31/49	17	905	1,096	(7)(10)
Total Collateralized Loan Obligations							16,355	15,684

See accompanying notes to unaudited consolidated financial statements.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (2), (4), (12), (14), (23), (24)	Industry	Interest Rate (1)	Reference Rate and Spread (1)	Floor (1)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Joint Ventures- 23.4%
Series B - Great Lakes Funding II LLC	Joint Venture	—	—	—	—	42,169	$42,169	$38,120	(7)(20)(26)
Total Joint Ventures							42,169	38,120
Preferred Stock and Units - 4.5%
American Clinical Solutions, LLC - Class A	Health Care Providers & Services	—	—	—	—	21,579,483	—	—	(9)
GreenPark Infrastructure, LLC - Series A	Commercial Services & Supplies	—	—	—	—	1,400	676	723	(9)(22)
HR Pharmaceuticals, LLC	Health Care Equipment & Supplies	14.00% PIK	—	—	—	535,315	535	534	(22)(25)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	1,000	—	—	(9)
Northeast Metal Works LLC - Class O Preferred	Metals & Mining	—	—	—	—	5,445	5,445	—	(21)
Northeast Metal Works LLC - Preferred	Metals & Mining	—	—	—	—	2,368	—	—	(21)
Phoenix Aviation Capital, LLC	Aerospace & Defense	7.00% PIK	—	—	—	1,328,442	1,134	1,161	(22)(25)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,279,121	1,279	454	(22)(25)
Riddell Sports Enterprises LLC	Leisure Products	10.00% PIK	—	—	—	2,976	3,002	2,954
Westshore RAM, LLC - Class A	Financial Services	—	—	—	—	86,000	1,278	1,492	(25)
Total Preferred Stock and Units							13,349	7,318
Common Stock and Membership Units - 7.4%
Burgaflex Holdings, LLC - Class A	Automobile Components	—	—	—	—	1,253,198	2,656	2,937	(9)
Burgaflex Holdings, LLC - Class B	Automobile Components	—	—	—	—	1,085,073	1,883	2,300	(9)
Datalink, LLC	Health Care Technology	—	—	—	—	4,928	2,151	1,076
GreenPark Infrastructure, LLC - Series M-1	Commercial Services & Supplies	—	—	—	—	8,977	2,969	3,286	(9)(22)
MMI Holdings, LLC	Health Care Providers & Services	—	—	—	—	45	—	—	(9)
Phoenix Aviation Capital, LLC	Aerospace & Defense	—	—	—	—	4	387	352	(22)
Princeton Medspa Partners, LLC - Warrant	Diversified Consumer Services	—	—	—	—	0.03	—	2	(22)
Riddell Sports Enterprises LLC	Leisure Products	—	—	—	—	2,181	1,279	1,339
Sierra Hamilton Holdings Corporation	Energy Equipment & Services	—	—	—	—	27,396,364	394	674
Total Common Stock and Membership Units							11,719	11,966
Derivatives - 0.0%(19)
Princeton Medspa Partners, LLC	Diversified Consumer Services	—	—	—	—	1,000,000	—	—	(7)(22)
Total Derivatives							—	—
Total Investments in Affiliate Portfolio Companies							114,217	97,681
Investments in Controlled Affiliated Portfolio Companies - 4.3%(8)
Joint Ventures - 4.3%
KCAP Freedom 3 LLC	Joint Venture	—	—	—	—	27,220	24,169	7,012	(7)
Total Joint Ventures							24,169	7,012
Asset Manager Affiliates - 0.0%
Asset Management Company	Asset Management Company	—	—	—	—	—	17,791	—	(7)
Total Asset Manager Affiliates							17,791	—
Total Investments in Controlled Affiliated Portfolio Companies							41,960	7,012
Total Investments - 266.9%							$526,944	$434,243

(1)
A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each September 30, 2026 loan. SOFR loans are typically indexed to 12 month, 6 month, 3 month, 2 month or 1 month SOFR rates. As of September 30, 2026, rates for the 6 month, 3 month and 1 month SOFR are 4.27%, 4.08%, and 3.91%, respectively. For each such loan, the Company has provided the weighted average annual stated interest rate in effect as of September 30, 2026. As noted in the table above, 95.9% (based on par) of debt securities with floating rates contain floors which range between 0.50% and 5.25%.
(2)
Reflects the fair market value of all investments as of September 30, 2026 as determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the “Board”).
(3)
Non-U.S. company or principal place of business outside the U.S.
(4)
The aggregate cost of investments for federal income tax purposes is approximately $540.9 million. The aggregate gross unrealized appreciation is approximately $53.7 million, the aggregate gross unrealized depreciation is approximately $160.4 million, and the net unrealized depreciation is approximately $106.7 million.
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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2026, qualifying assets represent 84.8% of the Company's total assets and non-qualifying assets represent 15.2% of the Company's total assets.
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
(10)
CLO Fund Securities related to preferred shares or subordinated notes are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively. The JNTR Senior Notes (Class A-0 through A-3) are senior, rated debt tranches that bear interest at the stated rate shown, and are not entitled to residual cash flows. The rate shown for the subordinated notes represents the estimated annualized effective yield.

See accompanying notes to unaudited consolidated financial statements.

(11)
This investment receives a 5% royalty interest on oil being produced on certain fields. All production payments received are being applied to the cost basis and are considered return of capital.

BCP INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - CONTINUED

As of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

(12)
All investments valued using unobservable inputs (Level III), unless otherwise noted.
(13)
As of September 30, 2026, all or a portion of this investment is pledged to secure the Company’s debt obligations. The fair value of assets pledged as collateral on the KeyBank Credit Facility as of September 30, 2026 was $241.1 million.
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
(18)
Not used.
(19)
Information related to the Company’s derivatives is presented below as of September 30, 2026:

($ in thousands)
Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Call option	HDNet Holdco LLC	0.2	$8	0.01	N/A	$—

Description	Counterparty	Number of shares	Notional amount	Exercise price	Expiration date	Value
Put option	Advantage Capital Holdings LLC	164	$563	20	N/A	$319
Put option	Epilog Partners LP (Care Connectors Medical Group)	1,166,667	$—	—	N/A	—
Put option	Princeton Medspa Partners, LLC	1,000,000	$1,000	2	N/A	—
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
(24)
Percentages are based on net assets as of September 30, 2026.
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

BCP INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value, at beginning of period	$16.68	$19.41
Net investment income(1)(7)	1.37	1.72
Net realized gain (loss) from investments(1)(7)	(1.72)	(1.82)
Net change in unrealized appreciation (depreciation) on investments(1)(7)	(2.24)	1.77
Tax (provision) benefit on realized and unrealized gains (losses) on investments(1)	(0.04)	0.17
Realized gain (loss) from extinguishment of debt(1)	(0.07)	—
Net increase (decrease) in net assets resulting from operations	$(2.70)	$1.84
Net decrease in net assets resulting from distributions	(0.89)	(1.50)
Accretive effect of common stock repurchases(1)	0.07	0.01
Issuance of common shares in connection with the LRFC Acquisition(4)	—	(2.19)
Net increase (decrease) in net assets relating to stock-based transactions(6)	(0.03)	(0.02)
Net asset value, end of period	$13.13	$17.55
Total net asset value return(2)	(11.27)%	1.38%
Total market return(3)	(35.31)%	(20.88)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$11.83	$16.34
Per share market value at end of period	$6.79	$11.53
Shares outstanding at end of period	12,387,452	13,176,582
Net assets at end of period	$162,674	$231,304
Portfolio turnover rate(5)	8.00%	9.93%
Asset coverage ratio	156.95%	171.26%
Ratio of net investment income to average net assets (annualized)	12.21%	12.69%
Ratio of total expenses to average net assets, gross of incentive fee waiver (annualized)	21.32%	18.68%
Ratio of total net expenses to average net assets, net of incentive fee waiver (annualized)	21.32%	18.55%
Ratio of interest expense to average net assets (annualized)	12.44%	10.04%
Ratio of non-interest expenses to average net assets (annualized)	8.88%	8.64%

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
September 30, 2026
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

On November 8, 2018, the Company entered into an agreement with LibreMax Intermediate Holdings, LP (“LibreMax”) under which a wholly-owned subsidiary of the Company sold the Company’s wholly-owned asset manager subsidiaries Katonah Debt Advisors, LLC (“Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors”), and Trimaran Advisors Management, L.L.C. (“Trimaran Advisors Management” and, together with Katonah Debt Advisors and Trimaran Advisors, the “Disposed Manager Affiliates”), for a cash purchase price of approximately $37.9 million (the “LibreMax Transaction”). The LibreMax Transaction closed on December 31, 2018. As of September 30, 2026, the Company’s remaining wholly-owned asset management subsidiaries (the “Asset Manager Affiliates”) were comprised of Katonah Management Holdings, LLC and KCAP Management, LLC. Prior to their sale in the LibreMax Transaction, the Disposed Manager Affiliates represented substantially all of the Company’s investment in the Asset Manager Affiliates.

On August 22, 2025, the Company changed its name from Portman Ridge Finance Corporation to BCP Investment Corporation and on August 25, 2025, the Company began trading on the NASDAQ Global Select Market under the symbol “BCIC.”

The Externalization Agreement

On December 14, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with BC Partners Advisors L.P. (“BCP”), an affiliate of BC Partners LLP (“BC Partners”), through which Sierra Crest Investment Management LLC (the “Adviser”), an affiliate of BC Partners, became the Company’s investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”) with the Company. At a special meeting of the Company’s stockholders held on February 19, 2019, the Company’s stockholders approved the Advisory Agreement. The transactions contemplated by the Externalization Agreement closed on April 1, 2019 (the “Closing”), and the Company commenced operations as an externally managed BDC managed by the Adviser on that date.

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
September 30, 2026
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

During the three months ended September 30, 2026, the Company made approximately $3.1 million of investments and had approximately $8.9 million in repayments and sales, resulting in net repayments and sales of approximately $5.8 million for the period. During the three months ended September 30, 2025, the Company made approximately $14.2 million of investments and had approximately $43.8 million in repayments and sales, resulting in net repayments and sales of approximately $29.6 million for the period.

During the nine months ended September 30, 2026, the Company made approximately $37.3 million of investments and had approximately $72.1 million in repayments and sales, resulting in net repayments and sales of approximately $34.8 million for the period. During the nine months ended September 30, 2025, the Company made approximately $42.7 million of investments and had approximately $76.5 million in repayments and sales, resulting in net repayments and sales of approximately $33.9 million for the period.

As of September 30, 2026, our portfolio consisted of investments in 105 portfolio companies with a fair value of approximately $434.2 million. As of December 31, 2025, our portfolio consisted of investments in 108 portfolio companies with a fair value of approximately $501.0 million. In addition to providing loans to portfolio companies, from time to time the Company assists portfolio companies in securing financing from other sources by introducing such portfolio companies to sponsors or by, among other things, leading a syndicate of lenders to provide the portfolio companies with financing.

As of September 30, 2026, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 32 different industries and 68 different portfolio companies with a fair value of approximately $335.7 million and average par balance per investment of approximately $3.1 million. As of December 31,

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

2025, the debt investment portfolio (excluding our investments in the CLO Funds, equities and Joint Ventures) was spread across 34 different industries and 74 different portfolio companies with a fair value of approximately $411.6 million and average par balance per investment of approximately $3.5 million.

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

On September 9, 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which amends the guidance in Topic 820 to require investment companies within the scope of ASC 946 to consider contractual sale restrictions, such as lock-up agreements, when measuring an equity security's fair value. The update allows investment companies to apply valuation discounts to reflect these restrictions and requires additional disclosures regarding their impact on fair value. The guidance in ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

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

CLO Fund Securities. The Company has made non-controlling investments in CLO Funds, including (i) the most junior class of securities (typically preferred shares or subordinated notes) of certain CLO Funds and (ii) senior, rated debt tranches. The senior debt tranches are entitled to contractual interest and principal payments and rank senior to the subordinated notes of certain CLOs. Subordinated securities are entitled to residual distributions that generally equal the net remaining cash flow after contractual payments to senior noteholders, management fees and CLO Fund expenses.

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

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

Investment Income

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Accrued interest is generally reversed when a loan or security is placed on non-accrual status. Payments received on non-accrual loans or securities may be recognized as income or applied to principal depending on management’s judgment regarding the collectability of the outstanding principal and interest. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2026, ten of our debt investments were on non-accrual status, which were attributable to seven portfolio companies, with an aggregate amortized cost of $31.4 million and an aggregate fair value of $12.2 million, which represented 6.0% and 2.8% of the investment portfolio, respectively. However, for a subset of the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies, with an aggregate amortized cost of $40.4 million and an aggregate fair value of $20.0 million, which represented 7.1% and 4.0% of the investment portfolio, respectively.

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

Extinguishment of Debt

The Company derecognizes a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the Company of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the Company allocates the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognizes a gain or loss in the statement of operations.

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
September 30, 2026
(Unaudited)

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

Immediately following the completion of the LRFC Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase discount, which was immediately recognized as unrealized appreciation on the Company’s consolidated statements of operations. The purchase discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized appreciation on the loans acquired through their ultimate disposition. For the three months ended September 30, 2026 and 2025, amortization of the purchase discount relating to asset acquisitions was $1.7 million and $3.6 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization of the purchase discount relating to asset acquisitions was $6.7 million and $3.6 million, respectively. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized gain or an increase in realized gains with a corresponding reversal of the unrealized appreciation upon disposition of the LRFC equity securities acquired.

Segment Reporting

In accordance with ASC 280: Segment Reporting, the Company has determined that it has a single operating and reporting segment (the “Investment Management Segment”). As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. Refer to Note 12 — “Segment Reporting” of our notes to the consolidated financial statements for additional information on segment reporting.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2026(1)	2025(1)	2026(1)	2025(1)
Net increase (decrease) in net assets resulting from operations - basic	$(13,487)	$23,630	$(33,534)	$19,030
Weighted average common stock outstanding – basic	12,383,625	12,549,643	12,398,946	10,337,858
Net increase (decrease) in net assets per share from operations - basic	$(1.09)	$1.88	$(2.70)	$1.84
Net increase (decrease) in net assets resulting from operations - basic	$(13,487)	$23,630	$(33,534)	$19,030
Adjustment for interest on the 2032 Convertible Notes and incentive fees, net	$—	27	$—	27
Adjusted net increase (decrease) in net assets resulting from operations - diluted	$(13,487)	$23,657	$(33,534)	$19,057
Weighted average common stock outstanding – basic	12,383,625	12,549,643	12,398,946	10,337,858
Adjustment for dilutive effect of the 2032 Convertible Notes	$—	177,003	$—	60,078
Adjusted weighted average common stock outstanding - diluted	12,383,625	12,726,646	12,398,946	10,397,936
Net increase (decrease) in net assets per share resulting from operations - diluted	$(1.09)	$1.86	$(2.70)	$1.83

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2026, conversion of the 2032 Convertible Notes into 0.2 million shares was not assumed, as the effect on diluted earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2025, conversion of the 2032 Convertible Notes into 0.2 million shares and 0.1 million shares, respectively, was assumed as the effect on diluted earnings per share would be dilutive.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type as of September 30, 2026 and December 31, 2025:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

($ in thousands)	September 30, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$304,260	$278,099	64.0%	$360,556	$344,126	68.7%
Second Lien Debt	45,023	34,102	7.9%	49,777	42,183	8.4%
Subordinated Debt	29,440	23,461	5.4%	27,487	25,339	5.1%
Collateralized Loan Obligations	16,467	15,684	3.6%	1,381	1,789	0.4%
Joint Ventures	66,338	45,132	10.4%	64,403	48,165	9.6%
Equity	47,594	37,446	8.6%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	319	0.1%	31	180	0.0%
Total	$526,944	$434,243	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$67,252	$64,515	14.8%	$58,717	$61,024	12.2%
Software	75,470	51,766	11.8%	75,864	62,850	12.5%
Joint Venture	66,338	45,132	10.4%	64,403	48,165	9.6%
Financial Services	42,069	42,457	9.7%	53,013	53,424	10.7%
IT Services	34,501	35,930	8.3%	34,738	36,812	7.3%
Commercial Services & Supplies	21,984	23,440	5.4%	22,368	23,274	4.6%
CLO Fund Securities	16,467	15,684	3.6%	1,381	1,789	0.4%
Aerospace & Defense	14,387	14,454	3.3%	14,468	14,664	2.9%
Media	19,852	13,771	3.2%	17,252	15,617	3.1%
Leisure Products	11,591	11,579	2.7%	15,412	16,311	3.2%
Textiles, Apparel & Luxury Goods	10,444	11,229	2.6%	10,776	14,059	2.8%
Food Products	8,799	9,317	2.1%	8,417	8,802	1.8%
Health Care Equipment & Supplies	10,446	9,144	2.1%	6,804	5,103	1.0%
Trading Companies & Distributors	7,250	7,489	1.7%	6,688	6,946	1.4%
Personal Care Products	6,486	6,874	1.6%	3,511	3,948	0.8%
Ground Transportation	6,732	6,744	1.6%	7,319	7,352	1.5%
Capital Markets	6,263	6,596	1.5%	6,143	6,002	1.2%
Household Durables	6,972	6,494	1.5%	6,083	5,952	1.2%
Household Products	7,368	5,928	1.4%	7,055	6,511	1.3%
Health Care Technology	7,177	5,730	1.3%	8,289	7,448	1.5%
Automobile Components	4,539	5,237	1.2%	4,539	4,477	0.9%
Consumer Staples Distribution & Retail	4,862	4,862	1.1%	5,827	5,132	1.0%
Electronic Equipment, Instruments & Components	4,411	4,817	1.1%	4,375	4,734	0.9%
Metals & Mining	10,445	4,162	1.0%	10,445	4,150	0.8%
Professional Services	4,920	3,750	0.9%	5,410	5,509	1.1%
Diversified Consumer Services	4,010	2,997	0.7%	28,543	25,933	5.2%
Interactive Media & Services	2,404	2,390	0.6%	17,781	19,000	3.8%
Hotels, Restaurants & Leisure	7,716	1,758	0.4%	7,716	2,263	0.5%
Electrical Equipment	1,257	1,311	0.3%	1,250	1,271	0.3%
Communications Equipment	1,020	1,199	0.3%	1,020	1,116	0.2%
Machinery	3,985	1,098	0.3%	6,451	5,798	1.2%
Beverages	971	1,088	0.3%	6,596	7,158	1.4%
Technology Hardware, Storage & Peripherals	1,404	1,082	0.2%	1,407	1,308	0.3%
Specialty Retail	924	929	0.2%	7,469	967	0.2%
Building Products	1,500	863	0.2%	1,500	505	0.1%
Diversified Telecommunication Services	675	806	0.2%	675	1,146	0.2%
Energy Equipment & Services	394	674	0.2%	394	611	0.1%
Containers & Packaging	2,965	597	0.1%	2,724	2,568	0.5%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	26	26	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$526,944	$434,243	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Investments in CLO Fund Securities

The Company has made non-controlling investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. Additionally, the Company has made non-controlling investments in senior, rated debt tranches of CLO Funds. The senior debt tranches are entitled to contractual interest and principal payments and rank senior to the subordinated notes of certain CLOs. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the CLO Funds less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

The following table details investments in CLO Fund Securities as of September 30, 2026 and December 31, 2025:

($ in thousands)		September 30, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	142	5	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	808	298	81.7%	1,039	1,556	81.7%
JNTR 2026-1 LLC CLO – Class A-0	Collateralized Loan Obligations	10,717	10,637	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-1	Collateralized Loan Obligations	704	702	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-2	Collateralized Loan Obligations	157	156	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-3	Collateralized Loan Obligations	125	125	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated A	Collateralized Loan Obligations	2,797	2,665	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated B	Collateralized Loan Obligations	905	1,096	34.7%	—	—	—
Total		$16,467	$15,684		$1,381	$1,789

(1)
Represents percentage of class held as of September 30, 2026 and December 31, 2025, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Affiliate Investments:

The following table details investments in affiliates as of September 30, 2026 (dollars in thousands, except share amounts):

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of September 30, 2026	Principal / Shares as of September 30, 2026	Interest and Fee Income	Dividend Income
Controlled investments(3)
Asset Management Company(2)	Asset Manager Affiliates	Asset Management Company	$—	$—	$—	$—	$—	$—	—	$—	$—
KCAP Freedom 3, LLC(2)	Joint Ventures	Joint Venture	10,655	(372)	—	(3,271)	—	7,012	27,220	—	—
Total Controlled investments			$10,655	$(372)	$—	$(3,271)	$—	$7,012		$—	$—
Non-controlled affiliated investments(4)
American Clinical Solutions, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	$5,084	$872	$1,185	$(808)	$(8)	$6,325	8,814	$1,577	$—
American Clinical Solutions, LLC - Class A(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	21,579,483	—	—
Series B - Great Lakes Funding II LLC(2)(6)(7)	Joint Ventures	Joint Venture	37,510	2,307	—	(1,697)	—	38,120	42,169	—	3,470
Burgaflex Holdings, LLC - Class A(5)	Common Stock and Membership Units	Automobile Components	2,333	—	—	604	—	2,937	1,253,198	—	—
Burgaflex Holdings, LLC - Class B(5)	Common Stock and Membership Units	Automobile Components	2,144	—	—	156	—	2,300	1,085,073	—	—
Datalink, LLC	First Lien Debt	Health Care Technology	—	2,692	15	(545)	—	2,162	2,922	200	—
Datalink, LLC(5)	Common Stock and Membership Units	Health Care Technology	—	2,151	—	(1,075)	—	1,076	4,928	—	—
Datalink, LLC (Revolver)(7)	First Lien Debt	Health Care Technology	—	1	—	(86)	—	(85)	1	1	—
GreenPark Infrastructure, LLC - Series A(5)	Preferred Stock and Units	Commercial Services & Supplies	700	—	—	23	—	723	1,400	—	—
GreenPark Infrastructure, LLC - Series M-1(5)	Common Stock and Membership Units	Commercial Services & Supplies	3,074	—	—	212	—	3,286	8,977	—	—
HR Pharmaceuticals, LLC(7)	First Lien Debt	Health Care Equipment & Supplies	—	3,209	8	20	—	3,237	3,273	223	—
HR Pharmaceuticals, LLC(5)	Preferred Stock and Units	Health Care Equipment & Supplies	—	535	—	(1)	—	534	535,315	48	—
HR Pharmaceuticals, LLC (Revolver)(7)	First Lien Debt	Health Care Equipment & Supplies	—	96	1	2	—	99	103	6	—
JNTR 2026-1 LLC CLO – Class A-0(2)	Collateralized Loan Obligations	CLO Fund Securities	—	10,717	—	(80)	—	10,637	10,677	220	—
JNTR 2026-1 LLC CLO – Class A-1(2)	Collateralized Loan Obligations	CLO Fund Securities	—	703	1	(2)	—	702	807	18	—
JNTR 2026-1 LLC CLO – Class A-2(2)	Collateralized Loan Obligations	CLO Fund Securities	—	157	—	(1)	—	156	207	5	—
JNTR 2026-1 LLC CLO – Class A-3(2)	Collateralized Loan Obligations	CLO Fund Securities	—	125	—	—	—	125	180	4	—
JNTR 2026-1 LLC CLO – Subordinated A(2)	Collateralized Loan Obligations	CLO Fund Securities	—	2,797	—	(132)	—	2,665	17	103	—
JNTR 2026-1 LLC CLO – Subordinated B(2)	Collateralized Loan Obligations	CLO Fund Securities	—	905	—	191	—	1,096	17	55	—
Kleen-Tech Acquisition, LLC(5)	Common Stock and Membership Units	Commercial Services & Supplies	250	(324)	—	1,014	(940)	—	—	—	—
Northeast Metal Works LLC - Preferred(5)	Preferred Stock and Units	Metals & Mining	—	—	—	—	—	—	2,368	—	—
Northeast Metal Works LLC - Class O Preferred(5)	Preferred Stock and Units	Metals & Mining	280	—	—	(280)	—	—	5,445	—	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	387	—	—	29	—	416	500	30	—
Northeast Metal Works LLC	Second Lien/Senior Secured Debt	Metals & Mining	3,483	—	—	263	—	3,746	4,500	273	—
MMI Holdings, LLC	First Lien/Senior Secured Debt	Health Care Providers & Services	4,632	649	—	(2,711)	—	2,570	5,680	—	—
MMI Holdings, LLC	Second Lien/Senior Secured Debt	Health Care Providers & Services	—	—	—	—	—	—	480	—	—
MMI Holdings, LLC(5)	Preferred Stock and Units	Health Care Providers & Services	—	—	—	—	—	—	1,000	—	—
MMI Holdings, LLC(5)	Common Stock and Membership Units	Health Care Providers & Services	—	—	—	—	—	—	45	—	—

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Company(1)	Type of Investment	Industry Classification	Fair Value as of December 31, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value as of September 30, 2026	Principal / Shares at September 30, 2026	Interest and Fee Income	Dividend Income
Phoenix Aviation Capital, LLC(5)	Preferred Stock and Units	Aerospace & Defense	$1,130	$47	$1	$(17)	$—	$1,161	$1,328,442	$69	$—
Phoenix Aviation Capital, LLC(5)	Common Stock and Membership Units	Aerospace & Defense	242	—	—	110	—	352	4	—	—
Princeton Medspa Partners, LLC(5)	Preferred Stock and Units	Diversified Consumer Services	676	76	—	(298)	—	454	1,279,121	117	—
Princeton Medspa Partners, LLC - Warrant(5)	Common Stock and Membership Units	Diversified Consumer Services	10	—	—	(8)	—	2	0.03	—	—
Princeton Medspa Partners, LLC - Put Option(2)(5)	Derivatives	Diversified Consumer Services	—	—	—	—	—	—	1,000,000	—	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	1,855	(9)	5	(91)	—	1,760	1,994	192	—
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)(7)	First Lien/Senior Secured Debt	Diversified Consumer Services	(13)	75	1	(8)	—	55	75	3	—
JMP Credit Advisors CLO IV LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	121	(88)	—	(28)	—	5	26,298	—	—
JMP Credit Advisors CLO V LTD(2)(3)	Collateralized Loan Obligations	CLO Fund Securities	1,556	(231)	—	(1,027)	—	298	24,394	—	—
EBSC Holdings LLC (Riddell, Inc.)(5)	Preferred Stock and Units	Leisure Products	4,012	(4,002)	—	(466)	456	—	—	130	—
Riddell, Inc.	First Lien/Senior Secured Debt	Leisure Products	9,307	(4,979)	60	(456)	376	4,308	4,335	582	—
Riddell Sports Enterprises LLC(5)	Preferred Stock and Units	Leisure Products	—	3,002	—	(48)	—	2,954	2,976	111	—
Riddell Sports Enterprises LLC(5)	Common Stock and Membership Units	Leisure Products	—	1,279	—	60	—	1,339	2,181	—	—
Westshore RAM, LLC - Class A(5)	Preferred Stock and Units	Financial Services	1,201	—	—	291	—	1,492	86,000	164	—
Sierra Hamilton Holdings Corporation(5)	Common Stock and Membership Units	Energy Equipment & Services	611	—	—	63	—	674	27,396,364	—	—
Total non-controlled affiliated investments			$80,585	$22,762	$1,277	$(6,827)	$(116)	$97,681		$4,131	$3,470

Total non-controlled affiliated and controlled investments			$91,240	$22,390	$1,277	$(10,098)	$(116)	$104,693		$4,131	$3,470

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
September 30, 2026
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
September 30, 2026
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

Investments in Joint Ventures

For the three months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $1.5 million, respectively, in investment income from its investments in Joint Ventures. For the nine months ended September 30, 2026 and 2025, the Company recognized $3.5 million and $4.1 million, respectively, in investment income from its investments in Joint Ventures. As of September 30, 2026 and December 31, 2025, the aggregate fair value of the Company’s investments in Joint Ventures was approximately $45.1 million and $48.2 million, respectively.

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

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2026 and December 31, 2025 was $7.0 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in the Great Lakes II Joint Venture as of September 30, 2026 was $38.1 million and as of December 31, 2025 was $37.5 million. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10. Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2026 and December 31, 2025, the Company had an unfunded commitment to Series B of $10.3 million and $12.6 million, respectively.

Fair Value Measurements

The Company follows the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. A majority of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which our investments are trading, in determining fair value. Inputs that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. The Company’s fair value determinations may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following tables summarize the fair value of investments by fair value hierarchy levels provided by ASC 820 as of September 30, 2026 (unaudited) and December 31, 2025, respectively:

	As of September 30, 2026
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$278,099	$—	$278,099
Second Lien Debt	—	—	34,102	—	34,102
Subordinated Debt	—	—	23,461	—	23,461
Equity	—	—	37,446	—	37,446
Collateralized Loan Obligations	—	—	15,684	—	15,684
Joint Ventures	—	—	7,012	38,120	45,132
Derivatives	—	—	319	—	319
Total	$—	$—	$396,123	$38,120	$434,243

	As of December 31, 2025
($ in thousands)	Level I	Level II	Level III	NAV	Total
First Lien Debt	$—	$—	$344,126	$—	$344,126
Second Lien Debt	—	—	42,183	—	42,183
Subordinated Debt	—	—	25,339	—	25,339
Equity	—	—	39,193	—	39,193
Collateralized Loan Obligations	—	—	1,789	—	1,789
Joint Ventures	—	—	10,655	37,510	48,165
Derivatives	—	—	180	—	180
Total	$—	$—	$463,465	$37,510	$500,975

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third-party pricing service are generally deemed to be Level III values.

The fair value of the Company’s investment in Series B as of September 30, 2026 and December 31, 2025 was $38.1 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820-10.

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
September 30, 2026
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

	For the Nine Months Ended September 30, 2026
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$10,655	$180	$463,465
Net accretion of interest	7,008	639	1,430	—	—	—	—	9,077
Purchases / PIK capitalization / originations / draws	37,010	2,026	523	2,447	—	—	—	42,006
Sales/paydowns/return of capital	(64,807)	(5,968)	—	(772)	(161)	(372)	—	(72,080)
Restructurings	(15,792)	—	—	1,724	15,247	—	—	1,179
Net realized gain (loss) on investments	(19,714)	(1,452)	—	(218)	—	—	—	(21,384)
Net change in unrealized appreciation (depreciation) on investments	(9,732)	(3,326)	(3,831)	(4,928)	(1,191)	(3,271)	139	(26,140)
Balance, September 30, 2026	$278,099	$34,102	$23,461	$37,446	$15,684	$7,012	$319	$396,123
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(19,083)	$(4,069)	$(3,831)	$(5,476)	$(1,191)	$(3,271)	$139	$(36,782)

	For the Nine Months Ended September 30, 2025
($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total
Balance, December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$13,015	$220	$363,883
Transfers in from the LRFC Acquisition(1)(2)	106,595	8,558	20,207	14,521	549	—	—	150,430
Net accretion of interest	4,939	333	479	—	371	—	—	6,122
Purchases / PIK capitalization / originations / draws	45,631	1,280	—	2,579	—	—	—	49,490
Sales/paydowns/return of capital	(63,601)	(509)	(26)	(1,033)	(2,420)	(756)	—	(68,345)
Total realized gain (loss) included in earnings	(9,121)	(46)	(1,931)	(3,764)	(2,434)	—	—	(17,296)
Change in unrealized gain (loss) included in earnings	12,003	382	4,363	3,728	920	(1,540)	(21)	19,835
Balance, September 30, 2025	$386,403	$38,994	$24,832	$40,793	$2,179	$10,719	$199	$504,119
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$3,146	$(2,044)	$2,405	$(534)	$923	$(3,294)	$(21)	$581
(1)
Transfers into Level III represent a transfer of $150.4 million relating to securities acquired as a part of the LRFC Acquisition for which pricing inputs, other than their quoted prices in active markets, were unobservable as of September 30, 2025.
(2)
Represents the cost basis of investments acquired through the LRFC Acquisition on July 15, 2025, inclusive of the purchase discount.

As of September 30, 2026, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs (dollars in thousands):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range of Inputs (Weighted Average)(1)
First Lien Debt	$27,567	Market	Broker/Dealer Quotes	N/A
	179,234	Income Approach	Required Rate of Return	5.0% – 19.4% (11.6%)
	71,298	Enterprise Value	Revenue Multiple	0.3x - 0.6x (0.4x)
			EBITDA Multiple	4.8x - 11.0x (7.0x)
			Recovery Percentage	20.0% - 100.0% (48.1%)
Second Lien Debt	1,318	Market	Broker/Dealer Quotes	N/A
	2,563	Enterprise Value	EBITDA Multiple	7.3x
	30,221	Income Approach	Required Rate of Return	14.9% - 22.5% (17.3%)
Subordinated Debt	2,856	Enterprise Value	Recovery Percentage	20.1%
			Revenue Multiple	0.5x
	20,605	Income Approach	Required Rate of Return	12.8% - 15.4% (12.9%)
Equity	8,318	Income Approach	Required Rate of Return	14.1% - 20.9% (18.5%)
			Stock Price Time to Exit (Years) Volatility	$0.4 - $733.5 ($453.5) 1.5 - 3.2 (2.4) 30.0% - 58.9% (46.3%)
	28,938	Enterprise Value	Book Value Multiple	0.7x - 2.0x (1.1x)
			Discount Rate	10.0% - 14.5% (10.8%)
			EBITDA Multiple	4.4x - 13.0x (7.6x)
			Revenue Multiple	1.8x - 2.8x (1.8x)
			Expected Takeout Price	$0.0 - $1.0 ($0.7)
			Land Comp Multiple	31.9x
			Recovery Percentage	100.0%
	190	Market	Option Purchase Price	$408.1
			Recent Transaction Bid	$1.0
Collateralized Loan Obligations	303	Enterprise Value	Recovery Percentage	0.0% - 1.2% (1.2%)
	15,381	Income Approach	Required Rate of Return	8.5% - 23.3% (10.9%)
Joint Ventures	7,012	Income Approach	Discount Rate	16.1%
			Probability of Default	4.5%
			Recovery Rate	70.0%
			Prepayment Rate	20.0%
Derivatives	319	Enterprise Value	Book Value Multiple	0.7x
			EBITDA Multiple	4.4x
			Discount Rate	25.0%
Total Level III Investments	$396,123

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
September 30, 2026
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

For the nine months ended September 30, 2026, there have been no changes in valuation techniques outside of those contemplated in the Company’s Valuation Policy for Level III fair value measurements that have had a material impact on the valuation of the Company’s investment portfolio. The Company does not hold any Level II investments as of the period ended September 30, 2026 and December 31, 2025.

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

The following tables detail derivative investments as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026
Types of contracts	Notional amounts	Derivative assets (liabilities)	Realized gain(loss)	Unrealized gain(loss)
Call option(1)	$8	$—	$—	$—
Put option(2)	1,563	319	—	139
Total	$1,571	$319	$—	$139
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
September 30, 2026
(Unaudited)

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

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.50% of cumulative realized capital gains through the end of such calendar year commencing with the calendar year ending December 31, 2019, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, excluding any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation due to the purchase discount attributable to the adjustment made to the cost basis of acquired assets at the time of the LRFC Acquisition, in each case calculated from the Effective Date, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
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

Board Approval of the Advisory Agreement

On December 12, 2018, the then-current Board held an in-person meeting to consider and approve the Advisory Agreement and related matters, and on April 1, 2019 the Company entered into the Advisory Agreement with the Adviser. The Board most recently determined to re-approve the Advisory Agreement at a meeting held on March 4, 2026. In reaching a decision to re-approve the Advisory Agreement, the Board was provided the information required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the investment advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to investment advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

The Board, including a majority of independent directors, will oversee and monitor the Company’s investment performance and annually reviews the compensation we pay to the Adviser.

The Company incurred base management fees for the three months ended September 30, 2026 and 2025 of approximately $1.6 million and $1.8 million, respectively. The Company incurred base management fees for the nine months ended September 30, 2026 and 2025 of approximately $4.9 million and $4.7 million, respectively. Gross incentive fees for the three months ended September 30, 2026 and 2025, were approximately $0.0 million and $1.1 million, respectively. Gross incentive fees for the nine months ended September 30, 2026 and 2025, were approximately $0.9 million and $3.0 million, respectively. Net incentive fees for the three months ended September 30, 2026 and 2025, were approximately $0.0 million and $0.9 million, respectively. Net incentive fees for the nine months ended September 30, 2026 and 2025, were approximately $0.9 million and $2.8 million, respectively.

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

The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Administrative services expense for the three months ended September 30, 2026 and 2025 was $0.7 million and $0.5 million, respectively. Administrative services expense for the nine months ended September 30, 2026 and 2025 was $1.8 million and $1.4 million, respectively.

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
September 30, 2026
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

Related Party Trades

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended September 30, 2026 and 2025.

6. BORROWINGS

The Company’s debt obligations consist of the following:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

	As of	As of
($ in thousands)	September 30, 2026	December 31, 2025
2026 Notes (net of deferred financing costs and original issue discount of $5 and $312, respectively)	$9,995	$49,688
2028 Notes (net of deferred financing costs and original issue discount of $641 and $851, respectively)	34,359	34,149
2029 Notes (net of deferred financing costs of $1,034 and $—, respectively)	58,966	—
2030 Notes (net of deferred financing costs and original issue discount of $2,104 and $2,423, respectively)	72,896	72,577
2032 Convertible Notes (net of deferred financing costs and original issue discount of $92 and $102, respectively)	1,908	1,898
Great Lakes Portman Ridge Funding LLC Revolving Credit Facility (net of deferred financing costs of $— and $825, respectively)	—	106,804
KeyBank Credit Facility (net of deferred financing costs of $1,752 and $904, respectively)	98,628	41,765
Total	$276,752	$306,881

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2026 were 7.0% and 3.7 years, respectively, and as of December 31, 2025 were 6.9% and 2.7 years, respectively.

4.875% Notes due 2026

Notes Offering

On April 30, 2021, the Company issued $80.0 million in aggregate principal amount of unsecured 4.875% Notes due 2026 (the “4.875% Notes due 2026”) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. The 4.875% Notes due 2026 were not registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $77.7 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full its 6.125% Notes due 2022, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

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

The 4.875% Notes due 2026 bore interest at a rate of 4.875% per year payable semi-annually on April 30 and October 30 of each year. The 4.875% Notes due 2026 were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the 4.875% Notes due 2026, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Sale of Additional 4.875% Notes due 2026

On June 23, 2021, the Company issued $28.0 million in aggregate principal amount of its 4.875% Notes due 2026 (the “New Notes”) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. The New Notes have not been registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds to the Company were approximately $27.4 million, after deducting estimated offering expenses. The Company used the net proceeds of the offering to redeem in full the notes it assumed in connection with the HCAP Transaction, make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

The New Notes were issued under the Indenture governing the 4.875% Notes due 2026. The New Notes were issued as additional notes under the Indenture and have identical terms to the Company’s $80.0 million of aggregate principal amount of 4.875% Notes due 2026 that were issued on April 30, 2021, other than the issue date. The New Notes will be treated as a single class of notes with the Company’s existing 4.875% Notes due 2026 for all purposes under the Indenture.

In connection with the issuance of the 4.875% Notes due 2026, (including the New Notes) the Company incurred approximately $2.4 million of original issue discount, and $1.2 million of debt offering costs, both of which are being amortized over the expected term of the facility on an effective yield method.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

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

The following table summarizes the interest expense, amortization of original issue discount, deferred financing costs, average outstanding balance, and average stated interest rate on the 4.875% Notes due 2026 for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	N/A	$1,316	N/A	$3,949
Amortization of original issue discount	N/A	135	N/A	397
Deferred financing costs	N/A	56	N/A	166
Total interest and financing expenses	N/A	$1,507	N/A	$4,512
Average outstanding balance	N/A	$108,000	N/A	$108,000
Average stated interest rate	N/A	4.88%	N/A	4.88%

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

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through September 30, 2026.

On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate principal amount outstanding of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The redemption was executed on April 27, 2026 and the $40.0 million aggregate principal was redeemed at par plus accrued interest and a make-whole payment calculated in accordance with the Fourth Supplemental Indenture which resulted in a loss of approximately $0.4 million.

On September 3, 2026, the Company notified the Trustee of its election to redeem the remaining $10.0 million aggregate principal amount outstanding of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. On October 3, 2026, the 2026 Notes were redeemed at par plus accrued interest which resulted in a loss of less than $0.1 million.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2026 Notes for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 through September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the period July 15, 2025 through September 30, 2025
($ in thousands)	2026		2025
Interest expense	$131	$1,070	$625
Amortization of original issue discount	10	82	39
Deferred financing costs	9	74	37
Total interest and financing expenses	$150	$1,226	$701
Average outstanding balance	$10,000	$27,080	$50,000
Average stated interest rate	5.25%	5.25%	6.00%

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

The 2028 Notes mature on October 15, 2028. The 2028 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time prior to July 15, 2028 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2028 Notes Indenture and at par value on July 15, 2028 or thereafter.

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

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2028 Notes from a rating agency, as defined in the 2028 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture. As of September 30, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2028 Notes for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$657	N/A	$1,969	N/A
Amortization of original issue discount	42	N/A	122	N/A
Deferred financing costs	30	N/A	89	N/A
Total interest and financing expenses	$729	N/A	$2,180	N/A
Average outstanding balance	$35,000	N/A	$35,000	N/A
Average stated interest rate	7.50%	N/A	7.50%	N/A

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

On September 2, 2026, the Company entered into a second note purchase agreement (the “Second 2029 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $10.0 million in aggregate principal amount of additional 7.50% notes due 2029. The additional $10.0 million in 2029 Notes were issued as additional notes under the Sixth Supplemental Indenture pursuant to which the Company previously issued $50.0 million aggregate principal amount of 7.50% Notes due 2029 on March 24, 2026. The additional notes are consolidated with and treated as a single series and have the same terms as to status, redemption and otherwise (other than issue date) as the initial issuance. The Company used the net proceeds of the offering to redeem an aggregate principal amount of $10.0 million of the 2026 Notes and to pay down other indebtedness.

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

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the Notes from a rating agency, as defined in the Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the Indenture. As of September 30, 2026, the Company is in compliance with all associated covenants.

The following table summarizes the interest expense, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2029 Notes for the three months ended September 30, 2026 and the period from March 24, 2026 through September 30, 2026:

	For the Three Months Ended	For the period March 24, 2026 through
($ in thousands)	September 30, 2026	September 30, 2026
Interest expense	$996	$2,006
Deferred financing costs	63	123
Total interest and financing expenses	$1,059	$2,129
Average outstanding balance	$53,011	$51,466
Average stated interest rate	7.50%	7.50%

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

The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Sections 18(a)(1)(A) and 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. Additionally, the Company has agreed to use its commercially reasonable efforts to maintain a rating of the 2030 Notes from a rating agency, as defined in the 2030 Notes Indenture, as long as the Notes are outstanding. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture. As of September 30, 2026, the Company is in compliance with all associated covenants.

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

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2030 Notes for the three and nine months ended September 30, 2026 and 2025:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$1,453	N/A	$4,359	N/A
Amortization of original issue discount	73	N/A	216	N/A
Deferred financing costs	36	N/A	105	N/A
Total interest and financing expenses	$1,562	N/A	$4,680	N/A
Average outstanding balance	$75,000	N/A	$75,000	N/A
Average stated interest rate	7.75%	N/A	7.75%	N/A

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

At the date of the LRFC Acquisition, the 2032 Convertible Notes bore interest at a fixed rate of 6.00% per annum, payable semi-annually on March 31 and September 30 of each year. The interest rate reflected a step-up from the original 5.25% rate following a downgrade below Investment Grade by a NRSRO on March 28, 2024. Additional interest of 2.0% per annum applies to overdue interest payments and during the continuance of an event of default.

The notes are redeemable prior to maturity and are not subject to a sinking fund. In the event of a “Change in Control Repurchase Event” or “Delisting Event,” as defined in the Purchase Agreement, the Company is generally required to offer to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest.

On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through September 30, 2026.

The following table summarizes the interest expense, amortization of original issue discount, amortization of deferred financing costs, average outstanding balance, and average stated interest rate on the 2032 Convertible Notes for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 through September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the period July 15, 2025 through September 30, 2025
($ in thousands)	2026		2025
Interest expense	$26	$79	$29
Amortization of original issue discount	3	9	3
Deferred financing costs	—	1	—
Total interest and financing expenses	$29	$89	$32
Average outstanding balance	$2,000	$2,000	$2,500
Average stated interest rate	5.25%	5.25%	6.00%

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM served as administrative agent, the Trustee served as collateral agent, securities intermediary and collateral administrator, and we served as portfolio manager under the Revolving Credit Facility.

Proceeds from borrowings under the Revolving Credit Facility could be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender. The Revolving Credit Facility contained customary events of default for similar financing transactions. GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of GLPRF LLC’s portfolio of investments and cash. Borrowings under the Revolving Credit Facility are non-recourse to us, and our exposure under the Revolving Credit Facility is limited to the value of our investment in GLPRF LLC. Borrowings under the Revolving Credit Facility, as amended July 23, 2024, bore interest at a rate per annum equal to 3-month Term SOFR plus 2.50%. As amended July 23, 2024, the Revolving Credit Facility had a reinvestment period through August 29, 2026 and a stated maturity date of August 29, 2027. As amended March 9, 2026, the Revolving Credit Facility had aggregate financing commitments of $125.0 million.

On August 6, 2026, all outstanding advances and other amounts then due under Revolving Credit Facility were repaid in full with proceeds of borrowings under the KeyBank Credit Facility. Following such repayment, the financing commitments under the Revolving Credit Facility were terminated and the related security interests were released.

As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2025, approximately $107.6 million principal amount of borrowings was outstanding under the Revolving Credit Facility. The assets pledged to secure the Revolving Credit Facility had a fair value of $218.8 million as of December 31, 2025.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the Revolving Credit Facility for the three and nine months ended September 30, 2026 and 2025:

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$406	$2,284	$3,048	$7,419
Deferred financing costs	49	124	298	373
Unused commitment fees	77	139	477	278
Total interest and financing expenses	$532	$2,547	$3,823	$8,070
Average outstanding balance	$64,968	$131,927	$81,969	$144,158
Average stated interest rate	6.24%	6.78%	6.18%	6.79%

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of the LRFC’s wholly owned subsidiary, Capitala Business Lending, LLC (“CBL”), under a senior secured revolving credit facility (as amended, the “KeyBank Credit Facility”). The KeyBank Credit Facility was originally entered into on October 30, 2020, and has been subsequently amended on July 1, 2021, May 10, 2022, October 20, 2022, August 21, 2024, July 14, 2025 and August 6, 2026. The KeyBank Credit Facility provides for secured borrowings in the aggregate principal amount of up to $150.0 million, subject to borrowing base availability and borrowing restrictions under the 1940 Act, and provides an uncommitted accordion feature permitting an increase in the facility amount to up to $200.0 million. At the time of the LRFC Acquisition, the unamortized deferred financing costs were $1.0 million, and have continued to be amortized throughout the period.

The revolving period under the KeyBank Credit Facility extends through August 6, 2029, with a stated maturity date of August 6, 2031. Borrowings under the KeyBank Credit Facility bear interest at a rate equal to 1-month Term SOFR, with a floor of 0.40%, plus an applicable margin of 2.50% during the revolving period and 3.00% thereafter. Interest and fees are payable quarterly. CBL will also pay an unused commitment fee at a rate of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of September 30, 2026, outstanding borrowings under the KeyBank Credit Facility were $100.4 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $241.1 million. As of December 31, 2025, outstanding borrowings under the KeyBank Credit Facility were $42.7 million and assets pledged to secure the KeyBank Credit Facility had a fair value of $104.8 million.

The KeyBank Credit Facility is secured by a first lien security interest on substantially all of the assets of CBL and includes customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and liens, as well as standard events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, amortization of deferred financing costs, unused commitment fees, average outstanding balance, and average stated interest rate on the KeyBank Credit Facility for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 through September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the period July 15, 2025 through September 30, 2025
($ in thousands)	2026		2025
Interest expense	$1,380	$2,863	$627
Deferred financing costs	81	204	53
Unused commitment fees	38	113	47
Total interest and financing expenses	$1,499	$3,180	$727
Average outstanding balance	$85,876	$59,294	$39,986
Average stated interest rate	6.30%	6.41%	7.12%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2026, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

($ in thousands)	Outstanding Principal	Fair Value	Level I	Level II	Level III
2026 Notes	$10,000	$9,775	$—	$—	$9,775
2028 Notes	35,000	34,475	—	—	34,475
2029 Notes	60,000	60,000	—	—	60,000
2030 Notes	75,000	73,313	—	—	73,313
2032 Convertible Notes	2,000	1,892	—	—	1,892
KeyBank Credit Facility	100,380	100,380	—	—	100,380
Total	$282,380	$279,835	$—	$—	$279,835

The following table presents the outstanding principal and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025, and the level of each financial liability within the fair value hierarchy (dollars in thousands):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

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

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table (dollars in thousands, except per unit amounts):

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
($ in thousands)
Convertible Notes due March 15, 2016
Fiscal 2015	$19,299	$2,025	$—	N/A
7.375% Notes due 2019
Fiscal 2017	$27,000	$2,713	$—	$1,016
Fiscal 2016	33,531	2,048	—	1,000
Fiscal 2015	41,400	2,025	—	1,012
Notes Issued by KCAP Senior Funding I, LLC
Fiscal 2016	$147,350	$2,048	$—	N/A
Fiscal 2015	147,350	2,025	—	N/A
6.125% Notes due 2022
Fiscal 2020	$76,726	$1,560	$—	$953
Fiscal 2019	77,407	1,950	—	1,010
Fiscal 2018	77,407	2,490	—	1,009
Fiscal 2017	77,407	2,713	—	1,006
KCAP Funding I, LLC Revolving Credit Facility
Fiscal 2018	$26,356	$2,490	$—	N/A
Revolving Credit Facility
June 30, 2026	66,509	1,620	—	N/A
March 31, 2026	80,009	1,564	—	N/A
Fiscal 2025	107,629	1,670	—	N/A
Fiscal 2024	159,479	1,667	—	N/A
Fiscal 2023	92,000	1,646	—	N/A
Fiscal 2022	92,000	1,601	—	N/A
Fiscal 2021	80,571	1,780	—	N/A
Fiscal 2020	49,321	1,560	—	N/A
Fiscal 2019	79,571	1,950	—	N/A
2018-2 Secured Notes
Fiscal 2023	$125,683	$1,646	$—	N/A
Fiscal 2022	178,163	1,601	—	N/A
Fiscal 2021	163,863	1,780	—	N/A
Fiscal 2020	251,863	1,560	—	N/A
4.875% Notes due 2026
Fiscal 2024	$108,000	$1,667	$—	N/A
Fiscal 2023	108,000	1,646	—	N/A
Fiscal 2022	108,000	1,601	—	N/A
Fiscal 2021	108,000	1,780	—	N/A
2026 Notes
September 30, 2026	$10,000	$1,569	$—	N/A
June 30, 2026	10,000	1,620	—	N/A
March 31, 2026	50,000	1,564	—	N/A
Fiscal 2025	50,000	1,670	—	N/A
2032 Convertible Notes
September 30, 2026	$2,000	$1,569	$—	N/A
June 30, 2026	2,000	1,620	—	N/A
March 31, 2026	2,000	1,564	—	N/A
Fiscal 2025	2,000	1,670	—	N/A
KeyBank Credit Facility
September 30, 2026	$100,380	$1,569	$—	N/A
June 30, 2026	47,541	1,620	—	N/A
March 31, 2026	50,234	1,564	—	N/A
Fiscal 2025	42,669	1,670	—	N/A

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2029 Notes
September 30, 2026	$60,000	$1,569	$—	N/A
June 30, 2026	50,000	1,620	—	N/A
March 31, 2026	50,000	1,564	—	N/A
2028 Notes
September 30, 2026	$35,000	$1,569	$—	N/A
June 30, 2026	35,000	1,620	—	N/A
March 31, 2026	35,000	1,564	—	N/A
Fiscal 2025	35,000	1,670	—	N/A
2030 Notes
September 30, 2026	$75,000	$1,569	$—	N/A
June 30, 2026	75,000	1,620	—	N/A
March 31, 2026	75,000	1,564	—	N/A
Fiscal 2025	75,000	1,670	—	N/A

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

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025
Net increase (decrease) in net assets resulting from operations	$(33,534)	$19,030
Tax (benefit) provision on realized and unrealized gains (losses) on investments	409	(1,726)
Net change in unrealized (appreciation) depreciation on investments	27,837	(18,250)
Net realized gains (losses) from investment transactions and extinguishment of debt	22,276	18,691
Book/tax differences on CLO equity investments	320	505
Book/tax differences related to mergers and partnership investments	(6,337)	(2,406)
Other book/tax differences	(350)	565
Taxable income before deductions for distributions	$10,621	$16,409
Taxable income before deductions for distributions per weighted average shares for the period - Basic	$0.86	$1.59
Taxable income before deductions for distributions per weighted average shares for the period - Diluted	$0.86	$1.58

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2026, the Asset Manager Affiliates did not make any cash distributions to the Company.

Distributions to stockholders that exceed tax-basis distributable income (tax-basis net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

As of September 30, 2026, the Company had a net capital loss carryforward of $546.5 million to offset future net capital gains, of which $5.0 million represents short-term capital loss carryforwards subject to expiration in 2026, with the remainder not subject to expiration. A portion of the Company’s capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

The Company has certain taxable subsidiaries which have elected to be taxed as corporations for U.S. tax purposes. The Company’s taxable subsidiaries record deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held by the taxable subsidiaries. For the nine months ended September 30, 2026 and 2025, the taxable subsidiaries’ activity resulted in an expense for income taxes of $0.4 million and an income tax benefit of $1.7 million, respectively. As of September 30, 2026 and December 31, 2025, the taxable subsidiaries had, in aggregate, $0.7 million of net deferred tax assets and $1.1 million of net deferred tax assets, respectively. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s consolidated statements of assets and liabilities. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2026, and December 31, 2025, the Company had $25.4 million and $30.0 million of unfunded commitments, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

The Company may, from time to time, enter into commitments to fund investments. These unfunded commitments are assessed for fair value in accordance with ASC 820. As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

($ in thousands)		Par Value	Par Value
Portfolio Company	Investment	September 30, 2026	December 31, 2025
13 Scents Inc. (Revolver)	First Lien Debt	$101	N/A
Anthem Sports & Entertainment Inc. (Delayed Draw Term Loan)(1)	First Lien Debt	167	N/A
AMCP Pet Holdings, Inc., Delayed Draw Term Loan(1)	First Lien Debt	273	N/A
BetaNXT, Inc. (Revolver)	First Lien Debt	2,868	2,008
Bradshaw International Parent Corp. (Revolver)	First Lien Debt	1,844	1,844
CCMG Buyer, LLC (Care Connectors Medical Group) (Revolver)	First Lien Debt	100	500
Datalink, LLC (Revolver)	First Lien Debt	329	N/A
Dentive, LLC (Revolver)	First Lien Debt	210	210
Epilog Partners SPV III, LLC (Care Connectors Medical Group)	Equity	61	74
HR Pharmaceuticals, LLC(1)	First Lien Debt	354	N/A
HR Pharmaceuticals, LLC (Revolver)	First Lien Debt	240	N/A
Emerald Road Holdings, Inc.(1)	First Lien Debt	394	394
Emerald Road Holdings, Inc. (Revolver)	First Lien Debt	1,240	1,240
Middle West Spirits, LLC (Revolver)	First Lien Debt	N/A	1,833
Morae Global Corporation (Revolver)	First Lien Debt	N/A	100
Morae Global Corporation (Term Loan A)(1)	First Lien Debt	978	2,143
Netwrix Corporation (Revolver)	First Lien Debt	1,148	1,148
Newbury Franklin Industrials, LLC(1)	First Lien Debt	853	853
Payarc LLC (Revolver)	First Lien Debt	343	N/A
PMA Parent Holdings LLC (Revolver)	First Lien Debt	197	197
PMP OPCO, LLC (Princeton Medspa Partners, LLC)(1)	First Lien Debt	182	182
PMP OPCO, LLC (Princeton Medspa Partners, LLC) (Revolver)	First Lien Debt	112	188
RN Enterprises, LLC(1)	First Lien Debt	538	683
Series B - Great Lakes Funding II LLC	Joint Ventures	10,287	12,594
Shepherd Parent Holdings, LLC(1)	First Lien Debt	N/A	568
Shepherd Parent Holdings, LLC (Revolver)	First Lien Debt	N/A	387
Spark Buyer, LLC(1)	First Lien Debt	N/A	571
Spinrite, Inc. (Revolver)	First Lien Debt	438	438
TA/WEG Holdings, LLC (Revolver)	First Lien Debt	1,222	1,222
Tactical Air Support, Inc.(1)	First Lien Debt	571	571
Taoglas Group Holdings Limited (Revolver)	First Lien Debt	35	35
VBC Spine Opco LLC (DxTx Pain and Spine LLC) (Revolver)	First Lien Debt	317	N/A
Total Unfunded Portfolio Company Commitments		$25,402	$29,983

(1) Delayed draw term loan.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

9. STOCKHOLDERS’ EQUITY

The following tables detail the components of Stockholders’ Equity for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$125	$811,111	$(602,080)	$209,156
Net investment income	—	—	6,890	6,890
Net change in unrealized appreciation (depreciation) on investments	—	—	(14,638)	(14,638)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(2,022)	(2,022)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(403)	(403)
Distributions to Stockholders	—	—	(3,958)	(3,958)
Reinvested Dividends	—	44	—	44
Stock repurchases	(1)	(2,063)	—	(2,064)
Balance, March 31, 2026	$124	$809,092	$(616,211)	$193,005
Net investment income	$—	$—	$5,518	$5,518
Net change in unrealized appreciation (depreciation) on investments	—	—	(4,734)	(4,734)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(10,842)	(10,842)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	184	184
Distributions to Stockholders	—	—	(3,714)	(3,714)
Reinvested Dividends	—	45	—	45
Balance, June 30, 2026	$124	$809,137	$(629,799)	$179,462
Net investment income	$—	$—	$4,580	$4,580
Net change in unrealized appreciation (depreciation) on investments	—	—	(8,465)	(8,465)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(9,412)	(9,412)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(190)	(190)
Distributions to Stockholders	—	—	(3,343)	(3,343)
Reinvested Dividends	—	42	—	42
Balance, September 30, 2026	$124	$809,179	$(646,629)	$162,674

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

	For the Nine Months Ended September 30, 2025
($ in thousands)	Common Stock	Capital in Excess of Par Value	Total Distributable (loss) earnings	Total Stockholders’ Equity
Balance, December 31, 2024	$92	$714,331	$(535,930)	$178,493
Net investment income	—	—	4,340	4,340
Net change in unrealized appreciation on investments	—	—	(3,903)	(3,903)
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(173)	(173)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	(346)	(346)
Distributions to Stockholders	—	—	(4,967)	(4,967)
Reinvested Dividends	—	67	—	67
Balance, March 31, 2025	$92	$714,398	$(540,979)	$173,511
Net investment income	$—	$—	$4,557	$4,557
Net change in unrealized appreciation on investments	—	—	6,628	6,628
Net realized gains (losses) from investment transactions and extinguishment of debt	—	—	(15,840)	(15,840)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	137	137
Distributions to Stockholders	—	—	(4,325)	(4,325)
Reinvested Dividends	—	61	—	61
Balance, June 30, 2025	$92	$714,459	$(549,822)	$164,729
Net investment income	$—	$—	$8,848	$8,848
Net change in unrealized appreciation on investments	—	—	15,525	15,525
Net realized (losses) from investment transactions and extinguishment of debt	—	—	(2,678)	(2,678)
Tax (provision) benefit on realized and unrealized gains (losses) on investments	—	—	1,935	1,935
Distributions to Stockholders	—	—	(6,464)	(6,464)
Reinvested Dividends	—	63	—	63
Issuance of common shares in connection with the LRFC Acquisition	40	49,556	—	49,596
Stock repurchases	—	(250)	—	(250)
Balance, September 30, 2025	$132	$763,828	$(532,656)	$231,304

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

During the three months ended September 30, 2026 and 2025, the Company issued 5,710 and 5,226 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2026 and 2025, the Company issued 17,753 and 14,902 shares, respectively, of common stock under its dividend reinvestment plan. The total number of shares of the Company’s common stock outstanding as of September 30, 2026 and December 31, 2025 was 12,387,452 and 12,541,858, respectively.

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

During the three months ended September 30, 2026, the Company did not repurchase any shares under its 2026 Stock Repurchase Program, compared to 20,573 shares repurchased under the 2025 Stock Repurchase Program at an aggregate cost of approximately $0.3 million during the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, the Company repurchased 172,159 shares under the 2025 Stock Repurchase Program and the 2026 Stock Repurchase Program at an aggregate cost of $2.1 million and 20,573 shares under the 2025 Stock Repurchase Program at an aggregate cost of approximately $0.3 million, respectively.

10. DIRECTORS’ EXPENSE

The Company’s independent directors receive an annual fee of $77,000. They also receive reimbursement from the Company for any out-of-pocket expenses related to their service as members of the Board. In addition, the lead independent director will receive an annual fee of $10,000, the Chair of the Company’s Audit Committee will receive an annual fee of $10,000, the Chair of the Company’s Nominating and Corporate Governance Committee will receive an annual fee of $5,000 and the Chair of the Company’s Compensation Committee will receive an annual fee of $5,000. During the three and nine months ended September 30, 2026, the Company recognized directors’ expense of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized directors’ expense of $0.2 million and $0.4 million, respectively. No compensation is expected to be paid to directors who are “interested persons” of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. Further, the Company’s independent directors do not receive any stock-based compensation for their service as members of the Board and the Company’s directors who are employed by the Adviser or its affiliates do not receive any compensation for their service as members of the Board.

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

12. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is the Company’s chief executive officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised

BCP INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2026
(Unaudited)

of total investment income and total expenses (“significant segment expenses”), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions and strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

13. SUBSEQUENT EVENTS

On September 3, 2026, the Company notified the Trustee of its election to redeem the remaining $10.0 million aggregate principal amount outstanding of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. On October 3, 2026, the 2026 Notes were redeemed at par plus accrued interest which resulted in a loss of less than $0.1 million.

On October 30, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of October 15, 2026.

On November 11, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ICMB, and Aria Acquisition Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“ICMB Acquisition Sub”). The Merger Agreement provides that (i) ICMB Acquisition Sub will merge with and into ICMB (the “First Merger”), with ICMB continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into the Company (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Company continuing as the surviving corporation. ICMB’s board of directors, on the recommendation of its special committee, and the Company’s board of directors have each approved the Merger Agreement and the transactions contemplated thereby, and have declared the Merger Agreement and the transactions contemplated thereby advisable. Subject to the terms and conditions of the Merger Agreement, each outstanding share of ICMB’s common stock (other than shares held by subsidiaries of ICMB or held, directly or indirectly, by the Company or Acquisition Sub) will be converted into the right to receive newly-issued shares of the Company’s common stock and, if applicable, cash, without interest, based on aggregate consideration equal to 90% of ICMB’s adjusted net asset value. The exchange ratio will be based on the parties’ respective adjusted net asset values per share. The stock consideration is capped at 19.99% of the Company’s common stock outstanding as of November 11, 2026, and the cash consideration is capped at 60% of the aggregate merger consideration, subject to adjustment as provided in the Merger Agreement to preserve the intended economic terms and tax treatment. Consummation of the Mergers is subject to certain customary closing conditions, including approval by ICMB’s stockholders and the delivery of customary instruments providing for the payoff of ICMB’s outstanding indebtedness.

On November 11, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of January, February and March 2027. The January 2027 distribution is payable on January 29, 2027 to stockholders of record at the close of business on January 15, 2027. The February 2027 distribution is payable on March 2, 2027 to stockholders of record at the close of business on February 16, 2027. The March 2027 distribution is payable on March 30, 2027 to stockholders of record at the close of business on March 15, 2027.

The Company has evaluated events and transactions occurring subsequent to September 30, 2026, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us, including mergers with unaffiliated funds and affiliated funds, divestitures, spin-offs, joint ventures and other similar transactions from time to time. An example of an opportunity we are currently in the initial stages of evaluating is a potential merger with one or more of our affiliated 1940 Act funds, which may result in the use of an exchange ratio other than NAV-for-NAV (including but not limited to relative market price) in connection therewith.

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

Pursuant to the Externalization Agreement with BCP, the Adviser became our investment adviser in exchange for a cash payment from BCP, or its affiliate, of $25.0 million, or $0.669672 per share of our common stock, directly to our stockholders. In addition, the Adviser (or its affiliate) agreed to use up to $10.0 million of the incentive fee actually paid to the Adviser prior to the second anniversary of the Closing to buy newly issued shares of our common stock at the most recently determined net asset value per share of our common stock at the time of such purchase. In November 2020, the Adviser purchased approximately $0.6 million of newly issued shares of our common stock in connection therewith, and in May 2021, the Adviser purchased approximately $4.0 million of newly issued shares of our common stock in connection therewith. In both cases, the shares were issued at the most recently determined net asset value per share of our common stock. The obligations of the Adviser to use incentive fees to purchase shares expired on April 1, 2021. For the period of one year from the first day of the first quarter following the quarter in which the Closing occurred, the Adviser agreed to permanently forego up to the full amount of the incentive fees earned by the Adviser without recourse against or reimbursement by us, to the extent necessary in order to achieve aggregate net investment income per share of our common stock for such one-year period to be at least equal to $0.40 per share, subject to certain adjustments. BCP and the Adviser’s total financial commitment to the transactions contemplated by the Externalization Agreement was $35.0 million.

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

Total portfolio investment activity (excluding activity in short-term investments) for the nine months ended September 30, 2026 (unaudited) and for the year ended December 31, 2025, was as follows:

($ in thousands)	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Collateralized Loan Obligations	Joint Ventures	Derivatives	Total Portfolio
Fair Value as of December 31, 2024	$289,957	$28,996	$1,740	$24,762	$5,193	$54,153	$220	$405,021
Purchases / PIK capitalization / originations / draws	53,621	6,251	134	2,767	—	5,637	—	68,410
Acquired as part of the LRFC Acquisition (1)	106,595	8,558	20,207	14,521	549	2,964	—	153,394
Sales/paydowns/return of capital	(106,051)	(509)	(26)	(2,721)	(2,420)	(9,584)	—	(121,311)
Net accretion of interest	8,278	629	1,043	—	371	—	—	10,321
Net realized gain (loss) on investments	(13,560)	(46)	(1,931)	(2,076)	(2,434)	(1,360)	—	(21,407)
Net change in unrealized appreciation (depreciation) on investments	5,286	(1,696)	4,172	1,940	530	(3,645)	(40)	6,547
Fair Value as of December 31, 2025	$344,126	$42,183	$25,339	$39,193	$1,789	$48,165	$180	$500,975
Purchases / PIK capitalization / originations / draws	37,010	2,026	523	2,447	—	2,307	—	44,313
Sales/paydowns/return of capital	(64,807)	(5,968)	—	(772)	(161)	(372)	—	(72,080)
Restructurings	(15,792)	—	—	1,724	15,247	—	—	1,179
Net accretion of interest	7,008	639	1,430	—	—	—	—	9,077
Net realized gain (loss) on investments	(19,714)	(1,452)	—	(218)	—	—	—	(21,384)
Net change in unrealized appreciation (depreciation) on investments	(9,732)	(3,326)	(3,831)	(4,928)	(1,191)	(4,968)	139	(27,837)
Fair Value as of September 30, 2026	$278,099	$34,102	$23,461	$37,446	$15,684	$45,132	$319	$434,243

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

The following table shows the Company’s portfolio by security type as of September 30, 2026, and December 31, 2025:

($ in thousands)	September 30, 2026			December 31, 2025
Security Type	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
First Lien Debt	$304,260	$278,099	64.0%	$360,556	$344,126	68.7%
Second Lien Debt	45,023	34,102	7.9%	49,777	42,183	8.4%
Subordinated Debt	29,440	23,461	5.4%	27,487	25,339	5.1%
Collateralized Loan Obligations	16,467	15,684	3.6%	1,381	1,789	0.4%
Joint Ventures	66,338	45,132	10.4%	64,403	48,165	9.6%
Equity	47,594	37,446	8.6%	44,413	39,193	7.8%
Asset Manager Affiliates(1)	17,791	—	—	17,791	—	—
Derivatives	31	319	0.1%	31	180	0.0%
Total	$526,944	$434,243	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2026, and December 31, 2025, for our investment portfolio were as follows:

($ in thousands)	September 30, 2026			December 31, 2025
Industry Classification	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio	Cost/Amortized Cost	Fair Value	Fair Value Percentage of Total Portfolio
Health Care Providers & Services	$67,252	$64,515	14.8%	$58,717	$61,024	12.2%
Software	75,470	51,766	11.8%	75,864	62,850	12.5%
Joint Venture	66,338	45,132	10.4%	64,403	48,165	9.6%
Financial Services	42,069	42,457	9.7%	53,013	53,424	10.7%
IT Services	34,501	35,930	8.3%	34,738	36,812	7.3%
Commercial Services & Supplies	21,984	23,440	5.4%	22,368	23,274	4.6%
CLO Fund Securities	16,467	15,684	3.6%	1,381	1,789	0.4%
Aerospace & Defense	14,387	14,454	3.3%	14,468	14,664	2.9%
Media	19,852	13,771	3.2%	17,252	15,617	3.1%
Leisure Products	11,591	11,579	2.7%	15,412	16,311	3.2%
Textiles, Apparel & Luxury Goods	10,444	11,229	2.6%	10,776	14,059	2.8%
Food Products	8,799	9,317	2.1%	8,417	8,802	1.8%
Health Care Equipment & Supplies	10,446	9,144	2.1%	6,804	5,103	1.0%
Trading Companies & Distributors	7,250	7,489	1.7%	6,688	6,946	1.4%
Personal Care Products	6,486	6,874	1.6%	3,511	3,948	0.8%
Ground Transportation	6,732	6,744	1.6%	7,319	7,352	1.5%
Capital Markets	6,263	6,596	1.5%	6,143	6,002	1.2%
Household Durables	6,972	6,494	1.5%	6,083	5,952	1.2%
Household Products	7,368	5,928	1.4%	7,055	6,511	1.3%
Health Care Technology	7,177	5,730	1.3%	8,289	7,448	1.5%
Automobile Components	4,539	5,237	1.2%	4,539	4,477	0.9%
Consumer Staples Distribution & Retail	4,862	4,862	1.1%	5,827	5,132	1.0%
Electronic Equipment, Instruments & Components	4,411	4,817	1.1%	4,375	4,734	0.9%
Metals & Mining	10,445	4,162	1.0%	10,445	4,150	0.8%
Professional Services	4,920	3,750	0.9%	5,410	5,509	1.1%
Diversified Consumer Services	4,010	2,997	0.7%	28,543	25,933	5.2%
Interactive Media & Services	2,404	2,390	0.6%	17,781	19,000	3.8%
Hotels, Restaurants & Leisure	7,716	1,758	0.4%	7,716	2,263	0.5%
Electrical Equipment	1,257	1,311	0.3%	1,250	1,271	0.3%
Communications Equipment	1,020	1,199	0.3%	1,020	1,116	0.2%
Machinery	3,985	1,098	0.3%	6,451	5,798	1.2%
Beverages	971	1,088	0.3%	6,596	7,158	1.4%
Technology Hardware, Storage & Peripherals	1,404	1,082	0.2%	1,407	1,308	0.3%
Specialty Retail	924	929	0.2%	7,469	967	0.2%
Building Products	1,500	863	0.2%	1,500	505	0.1%
Diversified Telecommunication Services	675	806	0.2%	675	1,146	0.2%
Energy Equipment & Services	394	674	0.2%	394	611	0.1%
Containers & Packaging	2,965	597	0.1%	2,724	2,568	0.5%
Industrial Conglomerates	324	324	0.1%	324	324	0.1%
Transportation Infrastructure	26	26	0.0%	2,346	952	0.2%
Wireless Telecommunication Services	866	—	0.0%	866	—	0.0%
Broadline Retail	1,687	—	0.0%	1,689	—	0.0%
Oil, Gas & Consumable Fuels	—	—	0.0%	—	—	0.0%
Asset Management Company(1)	17,791	—	0.0%	17,791	—	0.0%
Total	$526,944	$434,243	100.0%	$565,839	$500,975	100.0%

(1)
Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

As of September 30, 2026 and December 31, 2025, our Debt Securities Portfolio had a weighted average annualized yield (excluding income from non-accruals and collateralized loan obligations) of approximately 12.1% and 12.9%, respectively.

The debt investment portfolio (excluding our investments in the CLO Funds and Joint Ventures) as of September 30, 2026 was spread across 32 different industries and 68 different portfolio companies with a fair value of approximately $335.7 million and average par balance per investment of approximately $3.1 million. As of September 30, 2026, ten of our debt investments were on non-accrual status, which were attributable to seven portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis, i.e., only when cash payments are actually received. Refer to the consolidated schedule of investments for further details. As of December 31, 2025, thirteen of our debt investments were on non-accrual status, which were attributable to ten portfolio companies.

Asset Manager Affiliates

As of September 30, 2026, our remaining asset management affiliates (the “Asset Manager Affiliates”) have limited operations and are expected to be liquidated. As of September 30, 2026, the Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments.

CLO Fund Securities

We have made minority investments in the subordinated securities or preferred shares of CLO Funds managed by the Disposed Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2026 and December 31, 2025, the fair value of the CLO Fund Securities was $15.7 million and $1.8 million, respectively.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. We invest in securities representing residual interests of CLO Funds in addition to senior debt tranches of CLO Funds. Securities representing the residual interests of CLO Funds are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Securities representing senior debt tranches of CLO Funds are less risky than residual interests but remain exposed to credit losses on the underlying loans. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment” included in our annual report on Form 10-K for the year ended December 31, 2025.

Our CLO Fund Securities as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)		September 30, 2026			December 31, 2025
CLO Fund Securities	Investment	Amortized Cost	Fair Value	Percentage Ownership(1)	Amortized Cost	Fair Value	Percentage Ownership(1)
Catamaran CLO 2014-1 Ltd.	Collateralized Loan Obligations	$—	$—	22.2%	$—	$—	22.2%
Catamaran CLO 2018-1 Ltd.	Collateralized Loan Obligations	112	—	24.8%	112	112	24.8%
Dryden 30 Senior Loan Fund	Collateralized Loan Obligations	—	—	6.8%	—	—	6.8%
JMP Credit Advisors CLO IV Ltd.	Collateralized Loan Obligations	142	5	81.7%	230	121	81.7%
JMP Credit Advisors CLO V Ltd.	Collateralized Loan Obligations	808	298	81.7%	1,039	1,556	81.7%
JNTR 2026-1 LLC CLO – Class A-0	Collateralized Loan Obligations	10,717	10,637	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-1	Collateralized Loan Obligations	704	702	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-2	Collateralized Loan Obligations	157	156	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Class A-3	Collateralized Loan Obligations	125	125	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated A	Collateralized Loan Obligations	2,797	2,665	34.7%	—	—	—
JNTR 2026-1 LLC CLO – Subordinated B	Collateralized Loan Obligations	905	1,096	34.7%	—	—	—
Total		$16,467	$15,684		$1,381	$1,789

(1)
Represents percentage of class held at September 30, 2026 and December 31, 2025, respectively.

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

We have determined that the F3C Joint Venture is an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946: Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. We do not consolidate our interest in the F3C Joint Venture because we do not control the F3C Joint Venture due to allocation of the voting rights among the F3C Joint Venture partners.

The fair value of the Company’s investment in the F3C Joint Venture as of September 30, 2026 and December 31, 2025 was $7.0 million and $10.7 million, respectively.

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

The fair value of the Company’s investment in Series B as of September 30, 2026 and December 31, 2025 was $38.1 million and $37.5 million, respectively. Fair value has been determined utilizing the practical expedient pursuant to ASC 820: Fair Value Measurement (“ASC 820”). Pursuant to the terms of the Great Lakes II LLC Agreement, the Company generally may not effect any direct or indirect sale, transfer, assignment, hypothecation, pledge or other disposition of or encumbrance upon its interests in the Great Lakes II Joint Venture, except that the Company may sell or otherwise transfer its interests with the consent of the managing members of the Great Lakes II Joint Venture or to an affiliate or a successor to substantially all of the assets of the Company.

As of September 30, 2026 and December 31, 2025, the Company had an unfunded commitment of $10.3 million and $12.6 million to Series B, respectively.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025:

Revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
INVESTMENT INCOME
Interest income:
Non-controlled/non-affiliated investments	$9,696	$13,295	$31,784	$29,058
Non-controlled affiliated investments	911	1,434	3,025	2,074
Total interest income	10,607	14,729	34,809	31,132
Payment-in-kind income:
Non-controlled/non-affiliated investments	1,831	2,507	6,928	7,714
Non-controlled affiliated investments	226	198	912	501
Total payment-in-kind income	2,057	2,705	7,840	8,215
Dividend income:
Non-controlled affiliated investments	1,081	1,500	3,470	4,130
Total dividend income	1,081	1,500	3,470	4,130
Fees and other income:
Non-controlled/non-affiliated investments	71	6	340	128
Non-controlled affiliated investments	74	—	194	83
Total fees and other income	145	6	534	211
Total investment income	$13,890	$18,940	$46,653	$43,688

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings. Investment income for the three months ended September 30, 2026 and 2025 was approximately $13.9 million and $18.9 million, respectively. Investment income for the nine months ended September 30, 2026 and 2025, was approximately $46.7 million and $43.7 million, respectively.

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

The majority of investment income is attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the three months ended September 30, 2026 and 2025, approximately $12.0 million and $17.2 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio. For the nine months ended September 30, 2026 and 2025, approximately $41.6 million and $38.4 million, respectively, of investment income was attributable to interest income, inclusive of payment-in-kind income, on our Debt Securities Portfolio.

Payment-in-kind (“PIK”) income. During the three months ended September 30, 2026 and 2025, the Company recognized $2.1 million and $2.7 million, respectively, of payment-in-kind income. During the three months ended September 30, 2026 and 2025, the Company received $0.1 million and less than $0.1 million, respectively, of non-recurring fee income that was paid in-kind and included in this financial statement line item. Excluding non-recurring fee income paid in-kind, payment-in-kind income decreased period over period. During the nine months ended September 30, 2026 and 2025, the Company recognized $7.8 million and $8.2 million, respectively, of payment-in-kind income. Included in these amounts was $0.7 million and $0.3 million, respectively, of non-recurring fee income that was paid in-kind and is included in the payment-in-kind income line item on the consolidated statements of operations.

As of September 30, 2026, our debt investment portfolio, which represented 77.3% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.1% (excluding income from non-accruals and collateralized loan obligations). As of September 30, 2026, 10.6% of the fair value of our debt investment portfolio was bearing a fixed rate of interest. As of December 31, 2025, our debt investment portfolio, which represented 82.2% of the fair value of our total portfolio, had a weighted average annualized yield of approximately 12.9% (excluding income from non-accruals and collateralized loan obligations). As of December 31, 2025, 12.4% of the fair value of our debt investment portfolio was bearing a fixed rate of interest.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest income, excluding CLO equity income and purchase discount accretion	$8,790	$11,032	$27,989	$27,127
Purchase discount accretion	1,657	3,618	6,660	3,634
Payment-in-kind income	2,057	2,705	7,840	8,215
CLO income	160	79	160	371
Dividend income from Joint Ventures	1,081	1,500	3,470	4,130
Fees and other income	145	6	534	211
Investment Income	$13,890	$18,940	$46,653	$43,688
Less: Purchase discount accretion	$(1,657)	$(3,618)	$(6,660)	$(3,634)
Core Investment Income	$12,233	$15,322	$39,993	$40,054

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

Investment Income on Investments in CLO Fund Securities. For the three months ended September 30, 2026 and 2025, approximately $0.4 million and $0.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2026 and 2025, approximately $0.4 million and $0.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. We generate investment income from (i) interest on senior, rated debt tranches of CLO Funds, which is based on the stated coupon, and (ii) distributions on securities (typically preferred shares or subordinated notes) of CLO Funds. For the three months ended September 30, 2026, CLO income of $0.4 million consisted of approximately $0.2 million from senior debt tranches and approximately $0.2 million from subordinated notes and other CLO equity investments. For the nine months ended September 30, 2026, CLO income of $0.4 million consisted of approximately $0.2 million from senior debt tranches and approximately $0.2 million from subordinated notes and other CLO equity investments. For the three and nine months ended September 30, 2025, we did not hold any investments in senior, rated debt tranches of CLO Funds. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the Secured Overnight Financing Rate index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Interest income on senior, rated CLO debt tranches is recognized on an accrual basis at the stated coupon rate, adjusted for the amortization of premiums and accretion of discounts using the effective interest method. The Company’s CLO subordinated notes and equity securities are accounted for under ASC 325-40 as described above.

Investments in Joint Ventures. For the three months ended September 30, 2026 and 2025, we recognized $1.1 million and $1.5 million, respectively, in investment income from our investments in Joint Ventures. For the nine months ended September 30, 2026 and 2025, we recognized $3.5 million and $4.1 million, respectively, in investment income from our investments in Joint Ventures. As of September 30, 2026, and December 31, 2025, the fair value of our investments in Joint Ventures was approximately $45.1 million and $48.2 million, respectively. The final determination of the tax attributes of distributions from Joint Ventures is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Fees and other income. Origination fees (to the extent services are performed to earn such income upon closing), amendment fees, consent fees, and other fees associated with investments in portfolio companies are recognized as income when they are earned. Prepayment penalties received by the Company for debt instruments repaid prior to maturity date are recorded as income upon receipt. For the three months ended September 30, 2026 and 2025, approximately $0.1 million and less than $0.1 million, respectively, of investment income was attributable to fees and other income. For the nine months ended September 30, 2026 and 2025, approximately $0.5 million and $0.2 million, respectively, of investment income was attributable to fees and other income.

Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
EXPENSES
Management fees	$1,551	$1,808	$4,885	$4,719
Performance-based incentive fees	—	1,069	873	2,956
Interest and amortization of debt issuance costs	5,560	5,514	17,307	14,042
Professional fees	760	621	2,389	1,476
Administrative services expense	652	505	1,760	1,365
Directors’ expense	123	154	369	440
Other general and administrative expenses	664	609	2,082	1,133
Total expenses	$9,310	$10,280	$29,665	$26,131
Waiver of performance-based incentive fees	—	(188)	—	(188)
Net Expenses	$9,310	$10,092	$29,665	$25,943

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

Total expenses excluding the impact of the performance-based incentive fees waiver, for the three months ended September 30, 2026 and 2025 were approximately $9.3 million and $10.3 million, respectively, whereas the net expenses, which includes the impact of the performance-based incentive fees waiver, for the three months ended September 30, 2026 and 2025 were approximately $9.3 million and $10.1 million, respectively. Total expenses excluding the impact of the performance-based incentive fees waiver, for the nine months ended September 30, 2026 and 2025 were approximately $29.7 million and $26.1 million, respectively, whereas the net expenses, which includes the impact of the performance-based incentive fees waiver, for the nine months ended September 30, 2026 and 2025 were approximately $29.7 million and $25.9 million, respectively.

The increase in total expenses for the nine months ended September 30, 2026, in comparison to the prior year, was primarily driven by an increase in average debt outstanding and higher cost of capital as well as a higher management fee and professional fees.

Management Fees and Incentive Fees. Management fees for the three months ended September 30, 2026 and 2025 were approximately $1.6 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2026 and 2025 were approximately $4.9 million and $4.7 million, respectively. Incentive fees, excluding the impact of the incentive fee waiver, for the three months ended September 30, 2026 and 2025 were approximately $0.0 million and $1.1 million, respectively, whereas net incentive fees, including the incentive fee waiver, were $0.0 million and $0.9 million, respectively. Incentive fees, excluding the impact of the incentive fee waiver, for the nine months ended September 30, 2026 and 2025 were approximately $0.9 million and $3.0 million, respectively, whereas net incentive fees, including the incentive fee waiver, were $0.9 million and $2.8 million, respectively.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period for floating rate debt. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the three months ended September 30, 2026 and 2025, interest expense and amortization of debt issuance costs and original issue discount for the period was approximately $5.6 million and $5.5 million, respectively, on average debt outstanding of $286.7 million and $317.7 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense and amortization of debt issuance costs and original issue discount for the period was approximately $17.3 million and $14.0 million, respectively, on average debt outstanding of $299.5 million and $278.7 million, respectively.

Directors' Expense. Directors’ expense for the three months ended September 30, 2026 and 2025 were approximately $0.1 million and $0.2 million, respectively. Directors’ expense for the nine months ended September 30, 2026 and 2025 were approximately $0.4 million and $0.4 million, respectively.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), insurance costs and administrative services expense under the Administration Agreement and general administrative and other costs.

For the three months ended September 30, 2026 and 2025, professional fees totaled approximately $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, professional fees totaled approximately $2.4 million and $1.5 million, respectively.

For the three months ended September 30, 2026 and 2025, administrative services expense was approximately $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, administrative services expense was approximately $1.8 million and $1.4 million, respectively.

For the three months ended September 30, 2026 and 2025, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, other general and administrative expenses, which includes insurance, technology and other office and administrative expenses, totaled approximately $2.1 million and $1.1 million, respectively.

Net Investment Income

For the three months ended September 30, 2026, net investment income was approximately $4.6 million, or $0.37 per basic share, and $4.6 million, or $0.37 per diluted share, while tax-basis distributable income was approximately $2.9 million, or $0.23 per basic share, and $2.9 million, or $0.23 per diluted share. For the three months ended September 30, 2025, net investment income was approximately $8.8 million, or $0.71 per basic share, and $8.9 million, or $0.70 per diluted share, while tax-basis distributable income was approximately $7.4 million, or $0.59 per basic share, and $7.4 million, or $0.58 per diluted share. For the nine months ended September 30, 2026, net investment income was approximately $17.0 million, or $1.37 per basic share, and $17.0 million, or $1.37 per diluted share, while tax-basis distributable income was approximately $10.6 million, or $0.86 per basic share, and $10.6 million, or $0.86 per diluted share. For the nine months ended September 30, 2025, net investment income was approximately $17.7 million, or $1.72 per basic share, and $17.8 million, or $1.71 per diluted share, while tax-basis distributable income was approximately $16.4 million, or $1.59 per basic share, and $16.4 million, or $1.58 per diluted share.

Net Realized Gain (Loss) on Investments

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation (depreciation) is reversed and a corresponding amount is recognized as realized gain (loss). During the three and nine months ended September 30, 2026, the Company recognized $8.9 million and $21.4 million of net realized losses on our portfolio investments. During the three and nine months ended September 30, 2025, the Company recognized $2.7 million and $18.7 million of net realized losses on our portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments	$(5,994)	$12,773	$(17,878)	$14,662
Non-controlled affiliated investments	(2,654)	3,114	(6,827)	(1,042)
Controlled affiliated investments	91	(362)	(3,271)	4,651
Derivatives	92	—	139	(21)
Total net change in unrealized gain (loss) on investments	$(8,465)	$15,525	$(27,837)	$18,250

During the three months ended September 30, 2026, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(8.5) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(5.0) million on equity securities, $0.4 million on our Joint Ventures investments, $0.0 million on CLO Fund Securities, $0.1 million on derivatives, and $(4.0) million on our debt securities. During the three months ended September 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $15.5 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $1.6 million on equity securities, $0.4 million on our Joint Ventures investments, $0.1 million on CLO Fund Securities, and $13.4 million on our debt securities. The net change in unrealized gain was impacted by the net unrealized gain due to the purchase discount from the LRFC Acquisition across the portfolio companies that were acquired.

During the nine months ended September 30, 2026, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $(27.8) million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $(4.9) million on equity securities, $(5.0) million on our Joint Ventures investments, $(1.2) million on CLO Fund Securities, $0.1 million on derivatives, and $(16.8) million on our debt securities. During the nine months ended September 30, 2025, our total investments had net change in unrealized appreciation (depreciation) on investments of approximately $18.3 million. The net change in unrealized appreciation (depreciation) on investments is made up of approximately $3.7 million on equity securities, $(3.1) million on our Joint Ventures investments, $0.9 million on CLO Fund Securities, and $16.7 million on our debt securities.

Net Change in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2026 was $(13.5) million, or $(1.09) per basic share, and $(13.5) million, or $(1.09) per diluted share. The net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2025 was $23.6 million, or $1.88 per basic share, and $23.7 million, or $1.86 per diluted share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2026 was $(33.5) million, or $(2.70) per basic share, and $(33.5) million, or $(2.70) per diluted share. The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2025 was $19.0 million, or $1.84 per basic share, and $19.1 million, or $1.83 per diluted share.

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

As of September 30, 2026 and December 31, 2025, the fair value of investments and cash were as follows:

($ in thousands)
Security Type	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$2,347	$3,721
Restricted Cash	3,583	8,782
First Lien Debt	278,099	344,126
Second Lien Debt	34,102	42,183
Subordinated Debt	23,461	25,339
Equity	37,446	39,193
Collateralized Loan Obligations	15,684	1,789
Joint Ventures	45,132	48,165
Derivatives	319	180
Total	$440,173	$513,478

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2026, we had approximately $282.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 156.95%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

2026 Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate notes due October 30, 2026 (the “2026 Notes”). The 2026 Notes were originally issued on October 29, 2021, in an aggregate principal amount of $50.0 million pursuant to a supplemental indenture with U.S. Bank Trust Company, National Association (the “Trustee”), which supplements the base indenture, dated June 16, 2014. The 2026 Notes bear interest at a rate of 5.25% per annum, payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. On March 28, 2024, the notes were downgraded below Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”), resulting in a step-up in the interest rate to 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2026 Notes. Starting on October 7, 2025, as a result of the rating, the 2026 Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through September 30, 2026. On March 27, 2026, the Company notified the Trustee of its election to redeem $40.0 million aggregate outstanding principal of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. The redemption was executed on April 27, 2026 and the $40.0 million aggregate principal was redeemed at par plus accrued interest and a make-whole payment calculated in accordance with the Fourth Supplemental Indenture which resulted in a loss of approximately $0.4 million. On September 3, 2026, the Company notified the Trustee of its election to redeem the remaining $10.0 million aggregate principal amount outstanding of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. On October 3, 2026, the 2026 Notes were redeemed at par plus accrued interest which resulted in a loss of less than $0.1 million. As of September 30, 2026, there was approximately $10.0 million of outstanding principal on the 2026 Notes.

2028 Notes Outstanding

On October 10, 2025, the Company entered into a note purchase agreement (the “2028 & 2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $35.0 million in aggregate principal amount of the Company’s 7.50% notes due 2028 (the “2028 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Fourth Supplemental Indenture relating to the 2028 Notes (the “Fourth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “2028 Notes Indenture”). The net proceeds to the Company were approximately $34.1 million, which is net of a 1.5% discount and allocated deferred financing costs. The 2028 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October

15, 2028. The indenture governing the 2028 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of September 30, 2026, there was approximately $35.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2028 Notes.

2029 Notes Outstanding

On March 20, 2026, the Company entered into a 2029 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $50.0 million in aggregate principal amount of the Company’s 7.50% notes due 2029 (the “2029 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Sixth Supplemental Indenture relating to the 2029 Notes (the “Sixth Supplemental Indenture”), which supplements that certain Base Indenture, dated as of October 10, 2012 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Sixth Supplemental Indenture, the “2029 Notes Indenture”). The net proceeds to the Company were approximately $49.1 million, which is net of deferred financing costs. The 2029 Notes bear interest at the rate of 7.50% per year, payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026 and will mature on September 24, 2029. The indenture governing the 2029 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. On September 2, 2026, the Company entered into a Second 2029 Note Purchase Agreement by and among the Company and each purchaser named therein, in connection with the issuance and sale of $10.0 million in aggregate principal amount of additional 7.50% notes due 2029. The additional $10.0 million in aggregate principal of 2029 Notes were issued as additional notes under the Sixth Supplemental Indenture pursuant to which the Company previously issued $50.0 million aggregate principal amount of 7.50% Notes due 2029 on March 24, 2026. The additional notes are consolidated with and treated as a single series and have the same terms as to status, redemption and otherwise (other than issue date) as the initial issuance. As of September 30, 2026, there was approximately $60.0 million of outstanding principal, and we were in compliance with all of our debt covenants on the 2029 Notes.

2030 Notes Outstanding

On October 10, 2025, the Company entered into a 2028 & 2030 Note Purchase Agreement, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $75.0 million in aggregate principal amount of the Company’s 7.75% notes due 2030 (the “2030 Notes”), pursuant to an effective shelf registration statement on Form N-2, as amended, which was declared effective on February 10, 2025. In conjunction therewith, the Company and the Trustee entered into a Fifth Supplemental Indenture relating to the 2030 Notes (the “Fifth Supplemental Indenture”), which supplements the Base Indenture (together with the Fifth Supplemental Indenture, the “2030 Notes Indenture”). The net proceeds to the Company were approximately $72.5 million, which is net of a 2.25% discount and allocated deferred financing costs. The 2030 Notes bear interest at the rate of 7.75% per year, payable semi-annually on April 30 and October 30 of each year, commencing on October 30, 2025 and will mature on October 15, 2030. The indenture governing the 2030 Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. As of September 30, 2026, there was approximately $75.0 million of principal outstanding, and we were in compliance with all of our debt covenants on the 2030 Notes.

2032 Convertible Notes Outstanding

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, the Company succeeded to the obligations of LRFC under LRFC’s 5.25% fixed-rate convertible notes due April 1, 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes had a fixed interest rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2022, subject to a step up of 0.75% per annum to the extent that the 2032 Convertible Notes are downgraded below Investment Grade by an NRSRO or the 2032 Convertible Notes no longer maintain a rating from an NRSRO. On March 28, 2024, the Company obtained a BB+ rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on March 28, 2024, as a result of the rating downgrade, the 2032 Convertible Notes had a fixed interest rate of 6.00% per annum. On October 7, 2025, the Company obtained a BBB- rating from a NRSRO with respect to the 2032 Convertible Notes. Starting on October 7, 2025, as a result of the rating, the 2032 Convertible Notes have a fixed interest rate of 5.25% per annum, which remained the rate applicable from the date of the change through September 30, 2026. The 2032 Convertible Notes were originally issued by LRFC on April 1, 2022, in an aggregate principal amount of $15.0 million. As of July 15, 2025, the Company assumed $2.5 million in outstanding principal amount of the 2032 Convertible Notes. The notes are convertible, at the holder’s option and at any time prior to maturity, into shares of the Company’s common stock based on a conversion formula defined in the governing purchase agreement. As of September 30, 2026, there was approximately $2.0 million of outstanding principal.

Revolving Credit Facility

On December 18, 2019, Great Lakes Portman Ridge Funding LLC (“GLPRF LLC”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility (as amended, restated or otherwise modified from time to time, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM served as administrative agent, the Trustee served as collateral agent, securities intermediary and collateral administrator, and we served as portfolio manager under the Revolving Credit Facility. Proceeds from borrowings under the Revolving Credit Facility could be used to fund portfolio investments by GLPRF LLC and to make advances under delayed draw term loans where GLPRF LLC is a lender. The Revolving Credit Facility contained customary events of default for similar financing transactions. GLPRF LLC’s obligations to the lenders under the Revolving Credit Facility were secured by a first priority security interest in all of GLPRF LLC’s portfolio of investments and cash. Borrowings under the Revolving Credit Facility, as amended July 23, 2024, bore interest at a rate per annum equal to 3-month Term SOFR plus 2.50%. As amended July 23, 2024, the Revolving Credit Facility had a reinvestment period through August 29, 2026 and a stated maturity date of August 29, 2027. As amended March 9, 2026, the Revolving Credit Facility had aggregate financing commitments of $125.0 million.

On August 6, 2026, proceeds of borrowings under the KeyBank Credit Facility were used to repay in full all outstanding advances and other amounts then due under the Revolving Credit Facility. Following such repayment, the financing commitments under the Revolving Credit Facility were terminated and the related security interests were released.

As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility.

KeyBank Credit Facility

Effective July 15, 2025, as a result of the completion of the LRFC Acquisition, we succeeded to the obligations of LRFC under a senior secured revolving credit facility previously entered into by LRFC on October 30, 2020. In October 2020, CBL, a direct, wholly owned, consolidated subsidiary of LRFC, entered into the KeyBank Credit Facility with the investment adviser at the time, as collateral manager, the lenders from time to time parties thereto (each, a “Lender”), KeyBank National Association, as administrative agent, and the Trustee, as custodian. The KeyBank Credit Facility was amended on July 1, 2021, May 10, 2022, October 20, 2022, August 21, 2024, July 14, 2025 and August 6, 2026. Under the KeyBank Credit Facility, the Lenders have agreed to extend credit to CBL in an aggregate principal amount of up to $150.0 million, with an uncommitted accordion feature that allows the Company to request an increase in the facility amount up to $200.0 million. The KeyBank Credit Facility matures on August 6, 2031, unless there is an earlier termination or event of default. The period during which the Lenders may make loans to CBL under the KeyBank Credit Facility commenced on October 30, 2020 and will continue through August 6, 2029. Borrowings under the KeyBank Credit Facility bear interest at 1-month Term SOFR, with a floor of 0.40%, plus an applicable margin of 2.50% during the reinvestment period and 3.00% thereafter. CBL will also pay an unused commitment fee at a rate per annum of (1) 0.75% if utilization is less than or equal to 50.0%, (2) 0.50% if utilization is greater than 50.0% but less than or equal to 75.0%, or (3) 0.25% if utilization is greater than 75.0%, on the unutilized portion of the aggregate commitments under the KeyBank Credit Facility.

As of September 30, 2026, the Company was in compliance with all of its debt covenants and there was approximately $100.4 million principal amount of borrowings outstanding under the KeyBank Credit Facility.

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

The following table sets forth the quarterly distributions paid by us since the beginning of 2023.

	Base Distribution per Share	Supplemental Distribution per Share	Declaration Date	Record Date	Pay Date
2026:
Third quarter(2)	$0.27	$—	5/7/2026	7/15/2026, 8/14/2026, 9/15/2026	7/31/2026, 8/31/2026, 9/30/2026
Second quarter(1)	0.27	0.03	3/5/2026	4/15/2026, 5/15/2026, 5/18/2026, 6/15/2026	4/30/2026, 5/29/2026, 6/30/2026
First quarter	0.32	—	3/5/2026	3/16/2026	3/27/2026
Total declared in 2026	$0.86	$0.03
2025:
Fourth quarter	$0.47	$—	11/6/2025	11/17/2025	11/25/2025
Third quarter	0.47	0.02	8/7/2025	8/18/2025	8/29/2025
Second quarter	0.47	—	5/8/2025	5/19/2025	5/29/2025
First quarter	0.47	0.07	3/13/2025	3/24/2025	3/31/2025
Total declared in 2025	$1.88	$0.09
2024:
Fourth quarter	$0.69	$—	11/7/2024	11/19/2024	11/29/2024
Third quarter	0.69	—	8/8/2024	8/22/2024	8/30/2024
Second quarter	0.69	—	5/8/2024	5/21/2024	5/31/2024
First quarter	0.69	—	3/13/2024	3/25/2024	4/2/2024
Total declared in 2024	$2.76	$—
2023:
Fourth quarter	$0.69	$—	11/8/2023	11/20/2023	11/30/2023
Third quarter	0.69	—	8/8/2023	8/22/2023	8/31/2023
Second quarter	0.69	—	5/10/2023	5/22/2023	5/31/2023
First quarter	0.68	—	3/9/2023	3/20/2023	3/31/2023
Total declared in 2023	$2.75	$—

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

(2)
On May 7, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of July, August and September 2026. The July 2026 distribution was payable on July 31, 2026 to stockholders of record at the close of business on July 15, 2026. The August 2026 distribution was payable on August 31, 2026 to stockholders of record at the close of business on August 14, 2026. The September 2026 distribution was payable on September 30, 2026 to stockholders of record at the close of business on September 15, 2026.

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

During the three months ended September 30, 2026, the Company did not repurchase shares under the 2026 Stock Repurchase Program. During the three months ended September 30, 2025, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased 172,159 shares at an aggregate cost of approximately $2.1 million under the 2025 Stock Repurchase program and the 2026 Stock Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 20,573 shares under the 2025 Stock Repurchase Program.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our consolidated statements of assets and liabilities. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2026, and December 31, 2025, we had approximately $25.4 million and $30.0 million in commitments to fund investments, respectively. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2026:

($ in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than two years	2 - 3 years	4 - 5 years	More than 5 years
2026 Notes	$10,000	$10,000	$—	$—	$—
2028 Notes	35,000	—	35,000	—	—
2029 Notes	60,000	—	60,000	—	—
2030 Notes	75,000	—	—	75,000	—
2032 Convertible Notes	2,000	—	—	—	2,000
KeyBank Credit Facility	100,380	—	—	100,380	—
Total Contractual Obligations	$282,380	$10,000	$95,000	$175,380	$2,000

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser pursuant to procedures approved by our Board. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board has designated our Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role our Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Our Board remains ultimately responsible for making fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

See Note 4 — “Investments” to the consolidated financial statements included herein for the additional information about the level of market observability associated with investments carried at fair value.

We follow the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820, the FASB has issued various staff positions clarifying the initial standard (see Note 2 — “Significant Accounting Policies — Investments” to the consolidated financial statements included herein).

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. We assess that the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment. The majority of our investments are classified as Level III. We evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Our fair value determinations may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of PIK interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e., via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2026, ten of our debt investments were on non-accrual status, which were attributable to seven portfolio companies. However, for two of the investments in the non-accrual population, the Company continues to recognize interest income on a cash basis (i.e., only when cash payments are actually received). Refer to the consolidated schedule of investments for further details.

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

Recent Developments

On September 3, 2026, the Company notified the Trustee of its election to redeem the remaining $10.0 million aggregate principal amount outstanding of its 2026 Notes pursuant to the terms of the Base Indenture, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture. On October 3, 2026, the 2026 Notes were redeemed at par plus accrued interest which resulted in a loss of less than $0.1 million.

On October 30, 2026, the Company paid its regular monthly base distribution of $0.09 per share of common stock to stockholders of record as of October 15, 2026.

On November 11, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Investcorp Credit Management BDC, Inc., a Maryland corporation (“ICMB”), and Aria Acquisition Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“ICMB Acquisition Sub”). The Merger Agreement provides that (i) ICMB Acquisition Sub will merge with and into ICMB (the “First Merger”), with ICMB continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into the Company (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Company continuing as the surviving corporation. ICMB’s board of directors, on the recommendation of its special committee, and the Company’s board of directors have each approved the Merger Agreement and the transactions contemplated thereby, and have declared the Merger Agreement and the transactions contemplated thereby advisable. Subject to the terms and conditions of the Merger Agreement, each outstanding share of ICMB’s common stock (other than shares held by subsidiaries of ICMB or held, directly or indirectly, by the Company or Acquisition Sub) will be converted into the right to receive newly-issued shares of the Company’s common stock and, if applicable, cash, without interest, based on aggregate consideration equal to 90% of ICMB’s adjusted net asset value. The exchange ratio will be based on the parties’ respective adjusted net asset values per share. The stock consideration is capped at 19.99% of the Company’s common stock outstanding as of November 11, 2026, and the cash consideration is capped at 60% of the aggregate merger consideration, subject to adjustment as provided in the Merger Agreement to preserve the intended economic terms and tax treatment. Consummation of the Mergers is subject to certain customary closing conditions, including approval by ICMB’s stockholders and the delivery of customary instruments providing for the payoff of ICMB’s outstanding indebtedness.

On November 11, 2026, the Company declared a regular monthly base distribution of $0.09 per share of common stock for each of January, February and March 2027. The January 2027 distribution is payable on January 29, 2027 to stockholders of record at the close of business on January 15, 2027. The February 2027 distribution is payable on March 2, 2027 to stockholders of record at the close of business on February 16, 2027. The March 2027 distribution is payable on March 30, 2027 to stockholders of record at the close of business on March 15, 2027.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and prime rates. As of September 30, 2026, approximately 86.3% of the par value of our Debt Securities Portfolio were either floating rate with a spread to an interest rate index such as SOFR or the prime rate. 95.9% of these floating rate loans contain floors ranging between 0.50% and 5.25%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2026, we had approximately $282.4 million (par value) of borrowings outstanding at a current weighted average interest rate of 7.0%, of which $182.0 million par value had a fixed rate and $100.4 million par value has a floating rate.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our fixed rate borrowings would remain the same, while the interest rate on borrowings under the KeyBank Credit Facility would fluctuate with changes in interest rates.

Generally, we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our consolidated statement of assets and liabilities as of September 30, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
($ in thousands)	1%	2%	3%
Increase in interest rate	$2,144	$4,287	$6,431
Decrease in interest rate	$(2,112)	$(4,032)	$(5,324)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $2.1 million on an annualized basis. If the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $4.3 million and $6.4 million, respectively.

On an annualized basis, a decrease in interest rates of 1% would result in a decrease in net investment income of approximately $2.1 million. A decrease in interest rates of 2% and 3% would result in a decrease in net investment income of approximately $4.0 million and $5.3 million, respectively. The effect on net investment income from declines in interest rates is impacted by interest rate floors on certain of our floating rate investments and our floating rate debt facility.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Other than the items noted below, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The announcement and pendency of the merger with ICMB could adversely affect the Company’s businesses, financial results and operations.

As described above, on November 11, 2026, the Company entered into a Merger Agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” The announcement and pendency of the Mergers could cause disruptions in, and create uncertainty surrounding, our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, the Company has diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on future revenues and results of operations.

The Company is also subject to the restrictions on the conduct of its businesses prior to the completion of the Mergers set forth in the Merger Agreement. Generally, these restrictions will require the Company to conduct its businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on its ability to make certain investments and acquisitions, sell, transfer or dispose of its assets, amend its organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

Most stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

If the Mergers are consummated, the Company’s stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers unless they hold a comparable or greater percentage ownership in ICMB. Consequently, the Company’s stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.

In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of ICMB common stock and BCIC Common Stock, ICMB and the Company may issue additional shares of ICMB common stock and the BCIC Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current ICMB stockholders and the Company’s stockholders.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
the business of the Company may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and
•
ICMB and the Company would not realize the anticipated benefits of the Mergers.

The Company will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on the Company and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with the Company to seek to change their existing business relationships. In addition, the Merger Agreement restricts the Company from taking actions that might otherwise be considered to be in its best interest. These restrictions may prevent the Company from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

If the Mergers do not close, the Company will not benefit from the expenses it has incurred in pursuit of the Mergers.

If the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers for legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.

Litigation filed against ICMB or the Company in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, ICMB and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of ICMB, the Company or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers are subject to closing conditions, including approval by ICMB’s stockholders, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Mergers are subject to closing conditions, including certain approvals of ICMB’s stockholders that, if not satisfied, will prevent the Mergers from being completed. In addition to the required approvals of ICMB’s stockholders, the Mergers are subject to a number of other conditions beyond the control of ICMB and the Company that may prevent, delay or otherwise materially adversely affect completion of the Mergers. The Company cannot predict whether and when these other conditions will be satisfied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the shares issued pursuant to our DRIP, we did not engage in any sales of unregistered securities during the three and nine months ended September 30, 2026, except as previously reported by us on our current reports on Form 8-K. We issued a total of 5,710 and 17,753 shares of common stock under our DRIP during the three and nine months ended September 30, 2026, respectively. This issuance was not subject to the registration requirements of the Securities Act. For the three and nine months ended September 30, 2026, the aggregate value of the shares of our common stock issued under our DRIP was less than $0.1 million and $0.1 million, respectively.

The following table sets forth information regarding recent repurchases of shares of our common stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)(1)
January 1, 2026 through January 31, 2026	77,083	$12.26	77,083	$7,404
February 1, 2026 through February 28, 2026	74,156	11.93	74,156	6,519
March 1, 2026 through March 31, 2026	20,920	11.28	20,920	9,861
April 1, 2026 through April 30, 2026	—	—	—	9,861
May 1, 2026 through May 31, 2026	—	—	—	9,861
June 1, 2026 through June 30, 2026	—	—	—	9,861
July 1, 2026 through July 31, 2026	—	—	—	9,861
August 1, 2026 through August 31, 2026	—	—	—	9,861
September 1, 2026 through September 30, 2026	—	—	—	9,861
Total	172,159		172,159
(1)
On March 12, 2025, the Board authorized the 2025 Stock Repurchase Program for an approximately one-year period, effective March 12, 2025 and terminating on March 31, 2026. Under this repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise subject to any law or agreement to which we are party including any restrictions under the 1940 Act and in the indentures for our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Convertible Notes. The terms and conditions of the 2025 Stock Repurchase Program are substantially similar to the prior 2024 Stock Repurchase Program. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. On March 4, 2026, the Board authorized the 2026 Stock Repurchase Program for an approximately one-year period, effective March 4, 2026 and terminating on March 31, 2027. The terms and conditions of the 2026 Stock Repurchase Program are substantially similar to the prior 2025 Stock Repurchase Program. The 2026 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, we will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Reference is made to the Exhibit List filed as a part of this report. Each of such exhibits is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description of Document

3.1	Form of Certificate of Incorporation of Company (incorporated by reference to the Exhibit A included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006).

3.1.1	Certificate of Amendment to Certificate of Incorporation of BCP Investment Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on April 2, 2019).

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

10.6

Sixth Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2026, among Capitala Business Lending, LLC, as the borrower, Mount Logan Management, LLC, as the collateral manager, the lenders from time to time party thereto, KeyBank National Association, as the administrative agent, and U.S. Bank National Association, as the custodian (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 12, 2026).

10.7	Note Purchase Agreement, dated September 2, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 3, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

* Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCP INVESTMENT CORPORATION

Date: November 12, 2026	By	/s/ Edward Goldthorpe
Edward Goldthorpe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By	/s/ Brandon Satoren
Brandon Satoren
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *